Form 10-Q
period 2000-09-30
UTEK CORP
filed 2000-12-08
CIK 1098482

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000
                        COMMISSION FILE NUMBER: 001-15941


                                UTEK CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                            (State or Jurisdiction of
                         Incorporation or Organization)
                                   59-3603677
                                  (IRS Employer
                               Identification No.)

                              202 S. Wheeler Street
                              Plant City, FL 33566
                    (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 754-4330

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                               ------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of
     1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       On December 6, 2000 there were 3,782,226 shares outstanding of the
                   Registrant's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UTEK CORPORATION

                                 FORM 10-Q INDEX



PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999...................................      3
    Consolidated Statements of Operations -- For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited).....      4
    Consolidated Statements of Cash Flows -- For the Nine Months Ended September 30, 2000 and 1999 (unaudited)...............      5
    Consolidated Statements of Changes in Net Assets For the Nine Months Ended September 30, 2000 and 1999 (unaudited).......      6
    Financial Highlights For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)  .................................      7
    Statements of Investments as of September 30, 2000 (unaudited) and December 31, 1999.....................................      8
    Notes to Consolidated Financial Statements...............................................................................     10
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................     13

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................................................     24


PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..................................................................................................     25
  Item 2. Changes in Securities and Use of Proceeds..........................................................................     25
  Item 3. Defaults Upon Senior Securities....................................................................................     25
  Item 4. Submission of Matters to a Vote of Security Holders................................................................     25
  Item 5. Other Information..................................................................................................     25
  Item 6. Exhibits and Reports on Form 8-K...................................................................................     25
  Signatures.................................................................................................................     26

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                UTEK Corporation
                           Consolidated Balance Sheets


                                                           December 31     September 30
                                                               1999            2000
                                                           ------------    ------------
                                                                           (Unaudited)
ASSETS
Investments in non-controlled affiliates (cost
  $1,418,212 and $3,548,396 at
  December 31, 1999 and September 30,
  2000, respectively)                                       $2,594,931      $4,110,224

Cash and cash equivalents                                    1,007,229          21,334
Deferred offering costs                                        375,362         815,519
Prepaid expenses and other assets                              147,085          92,580
Fixed assets, net                                               80,738          77,425
                                                            ----------      ----------
         TOTAL ASSETS                                        4,205,345       5,117,082
                                                            ==========      ==========


LIABILITIES
Notes payable to bank                                                -          60,975
Accrued expenses                                               114,453         317,669
Deferred income taxes                                          806,439       1,053,197
                                                            ----------      ----------
         TOTAL LIABILITIES                                     920,892       1,431,841
                                                            ----------      ----------
         NET ASSETS                                         $3,284,453      $3,685,241
                                                            ==========      ==========


Commitments and Contingencies
Composition of net assets
  Common stock, $.01 par value, 19,000,000 shares
  authorized; 2,782,226 shares issued and
  outstanding at December 31, 1999 and
  September 30, 2000                                           $27,822         $27,822
Preferred stock, $.01 par value, 1,000,000 shares
  authorized and none issued and outstanding                         -               -
Additional paid-in capital                                   2,136,010       2,136,010
Accumulated income:
Accumulated net operating income                               386,702       1,147,278
Net realized gain on investments, net of income taxes                -          23,717
Net unrealized appreciation of investments, net of
  deferred income taxes                                        733,919         350,414
                                                            ----------      ----------
Net assets                                                  $3,284,453      $3,685,241
                                                            ==========      ==========

Net asset value per share                                        $1.18           $1.32
                                                                 =====           =====




See accompanying notes

                                UTEK Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended September 30          Nine Months Ended September 30
                                                          -------------------------------          ------------------------------
                                                              1999                2000                 1999               2000
                                                          -----------          ----------           -----------         ----------
Income from operations:
 Sale of technology rights                                  $225,720           $ 447,720            $1,098,213         $2,354,192
 Consulting fees                                              93,893                   -               137,107                  -
 Investment income, net                                       18,376               9,206                36,721             26,366
                                                            --------           ---------            ----------         ----------
                                                             337,989             456,926             1,272,041          2,380,558
                                                            --------           ---------            ----------         ----------

Expenses:
Salaries and wages                                            43,569              92,157               120,265            255,452
Professional fees                                             19,610              37,427               197,601            149,332
Sales and marketing                                           17,326              37,089               103,128            561,246
General and administrative                                    50,697              40,088               133,092            190,121
                                                            --------           ---------            ----------         ----------
                                                             131,202             206,761               554,086          1,156,151
                                                            --------           ---------            ----------         ----------
Income before income taxes                                   206,787             250,165               717,955          1,224,407
Provision (benefit) for income taxes                          48,815              96,375               (64,167)           463,831
                                                            --------           ---------            ----------         ----------
  Net income from operations                                 157,972             153,790               782,122            760,576

Net realized and unrealized gains:

Net realized gain on investment, net of
  income tax expense of $14,310                                    -              23,717                     -             23,717

Increase in unrealized appreciation
  (depreciation) of non-controlled
  affiliate investments, net of
  deferred income tax expense
  (benefit) of ($225,769) and
  ($322,256) for the three months
  ended September 30, 1999 and 2000,
  respectively and $139,231, and
  ($231,384) for the nine months ended
  September 30,1999 and 2000, respectively                   369,865            (534,126)              974,635           (383,505)
                                                            --------           ---------            ----------         ----------
Net increase (decrease) in net assets
  from operations                                           $527,837           $(356,619)           $1,756,757         $  400,788
                                                            ========           =========            ==========         ==========
Unaudited proforma information:
Net increase (decrease) in net assets before
  proforma effect of change in Company's
  tax structure                                              527,837            (356,619)            1,756,757            400,788
Proforma effect of change in tax structure                  (309,337)                  -              (615,955)                 -
                                                            --------           ---------            ----------         ----------
Pro forma increase (decrease) in net assets
  from operations                                           $218,500           $(356,619)           $1,140,802         $  400,788
                                                            ========           =========            ==========         ==========




See accompanying notes

                                UTEK Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months
                                                          Ended September 30
                                                      --------------------------
                                                          1999           2000
                                                      -----------    -----------

Operating activities:
Net increase in net assets                            $1,756,757     $  400,788
Adjustments to reconcile net increase (decrease)
  in net assets to net cash provided by
  operating activities:
  Net unrealized (appreciation) depreciation of
    investments                                       (1,113,866)       614,889
  Deferred income taxes                                   75,064        246,758
  Services received for common stock                     204,219              -
  Depreciation and amortization                           10,460         14,369
  Gain on sale of investments                                  -        (38,027)

  Changes in operating assets and liabilities:
    Deferred offering costs                             (375,362)      (440,157)
    Prepaid expenses and other assets                    (59,610)        54,505
    Accrued expenses                                     161,326        203,216
                                                      ----------     -----------
Net cash provided by operating activities                658,988      1,056,341
                                                      ----------     -----------

Investing activities:
Investment securities received for sale of
  portfolio companies                                 (1,098,213)    (2,154,192)
Proceeds received on sale of investments                       -         62,037
Purchases of fixed assets                                (24,003)       (11,056)
                                                      ----------     ----------
Net cash used in investing activities                 (1,122,216)    (2,103,211)
                                                      ----------     ----------

Financing activities:
Advances from bank                                             -         60,975
Proceeds from issuances of common stock                1,305,807              -
                                                      ----------     ----------
Net cash provided by financing activities              1,305,807         60,975
                                                      ----------     ----------

Increase (decrease) in cash and cash equivalents         842,579       (985,895)
Cash and cash equivalents at beginning of period         418,178      1,007,229
                                                      ----------     ----------
Cash and cash equivalents at end of period            $1,260,757     $   21,334
                                                      ==========     ==========




See accompanying notes

                                UTEK Corporation
                Consolidated Statements of Changes in Net Assets
                                   (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                        1999             2000
                                                     ----------      -----------
Changes in net assets from operations:

Net income from operations                           $  782,122      $  760,576
Net realized gain on sale of investments                      -          23,717
Change in net unrealized appreciation
  (depreciation) of  investments                        974,635        (383,505)
                                                     ----------      ----------
Net increase in net assets from operations            1,756,757         400,788

Capital stock transactions:
  Common stock issued for cash                        1,305,807               -
  Common stock issued for services                      204,219               -
                                                     ----------      ----------
Net increase in net assets from stock transactions    1,510,026               -
                                                     ----------      ----------
Net increase in net assets                            3,266,783         400,788
Net assets at beginning of period                     1,365,647       3,284,453
                                                     ----------      ----------
Net assets at end of period                          $4,632,430      $3,685,241
                                                     ==========      ==========




See accompanying notes

                                UTEK Corporation
                              Financial Highlights
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30
                                                     ---------------------------
                                                         1999            2000
                                                     -----------     -----------

PER SHARE INFORMATION

Net asset value, beginning of period                 $     0.56      $     1.18
  Net increase from operations (1)                         0.30            0.27
  Net change in realized and unrealized
    appreciation (depreciation) on investments
    (after taxes) (1)                                      0.24           (0.13)
  Net increase from stock transactions (1)                 0.57
                                                     ----------      ----------
Net assets value, end of period                      $     1.67      $     1.32
                                                     ==========      ==========

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period                            $4,632,430      $3,685,241
Ratio of expenses to average net
  assets (2)                                                 18%             33%
Ratio of net income to average net
  assets                                                     26%             22%
Weighted average number of shares
  outstanding during the period                       2,647,585       2,782,226



-------------
(1) Calculated based on weighted average number of shares outstanding during the period.

(2) Excluding income taxes.

                                UTEK Corporation
                            Statement of Investments
                                December 31, 1999

              Initial date of                                                                                    Original
  Shares        Acquisition                                                                                Cost            Value
---------     ---------------                                                                          ----------       ----------
                                   Common Stock in non-controlled affiliate - 79.0%
1,000,000          5/98            Lexon, Inc., publicly traded over the counter development
                                   state enterprise - 21.9%; developer of health care technology       $  320,000       $  720,000

  879,300          1/99            Image Analysis, Inc., privately held - 23.1%; medical and
                                   hospital equipment developer                                           219,825          756,198

1,584,000          5/99            Centrex, Inc., privately held - 15.9%; developer of water
                                   purification methodologies                                             522,720          522,720

  900,000          5/99            Nucor Enterprises, Inc., privately held - 3.8%, developer of
                                   construction materials                                                 126,000          126,000

  491,957          6/99            NuElectric, Inc., publicly traded over the counter - 9.3%
                                   environmental services                                                 142,667          305,013

      150         11/99            Rosbon, Inc., privately held - 5.0%, real estate development            87,000          165,000
                                                                                                       ----------       ----------
                                   TOTAL INVESTMENTS - 79.0%                                           $1,418,212        2,594,931
                                                                                                       ==========       ==========

                                   Cash and other assets, less liabilities - 21.0%                                         689,522
                                                                                                                        ----------

                                   Net Assets at December 31, 1999 - 100%                                               $3,284,453
                                                                                                                        ==========



Notes to Schedule of Investments:

* The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

* Original cost approximates tax basis of investments.

* Unrestricted securities with readily available market quotations are to be valued at current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors. (Notes 1 and 2)

* Lexon, Inc., Image Analysis, Inc., Centrex, Inc., Nucor Enterprises, Inc. and 395,978 NuElectric, Inc. shares are restricted as to disposition for a two year period commencing on the date of acquisition. After two years these shares may be sold pursuant to rule 144.

* The Company owns more than 10% of the outstanding common stock of each of the above investments. As such, the Company is deemed to be an affiliate of the above companies. Affiliation for purposes of the 40 Act is 5%.




 See accompanying notes

                                UTEK Corporation
                            Statement of Investments
                               September 30, 2000
                                   (Unaudited)

              Initial date of                                                                                    Original
  Shares        Acquisition                                                                                Cost            Value
---------     ---------------                                                                          ----------       ----------
                                   Common Stock in non-controlled affiliate - 111.5%

  924,973          5/98            Lexon, Inc., publicly traded over the counter development
                                   state enterprise - 10.5%; developer of health care technology         $295,991         $388,489

  879,300          1/99            Image Analysis, Inc., privately held - 20.5%; medical and
                                   hospital equipment developer                                           219,825          756,198

1,584,000          5/99            Centrex, Inc., privately held - 1.3%; developer of water
                                   purification methodologies                                             522,720           47,520

  900,000          5/99            Nucor Enterprises, Inc., privately held - 2.3%; developer of
                                   construction materials                                                 126,000           83,700

1,037,957          6/99            NuElectric, Inc., publicly traded over the counter - 23.1%;
                                   environmental services                                                 590,388          851,125

      150         11/99            Rosbon, Inc., privately held - 4.5%; real estate development            87,000          165,000

  100,799          3/00            Graphco Technologies, Inc., privately held  - 25.8%;
                                   developer of e-commerce technologies                                   952,362          952,362

  931,000          6/00            The Quantum Group, Inc., publicly traded over the
                                   counter - 23.5%; developer of tire recycling methodologies             754,110          865,830
                                                                                                       ----------       ----------

                                   TOTAL INVESTMENTS - 111.5%                                          $3,548,396       $4,110,224
                                                                                                       ==========       ==========

                                   Cash and other assets, less liabilities - (11.5)%                                      (424,983)
                                                                                                                        ----------

                                   Net Assets at September 30, 2000 - 100%                                              $3,685,241
                                                                                                                        ==========


Notes to Schedule of Investments:

* The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

* Original cost approximates tax basis of investments.

* Unrestricted securities with readily available market quotations are to be valued at current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors. (Notes 1 and 2)

* Lexon, Inc., Image Analysis, Inc., Centrex, Inc., Nucor Enterprises, Inc. and 941,978 NuElectric, Inc. shares are restricted as to disposition for a two year period commencing on the date of acquisition. After two years these shares may be sold pursuant to rule 144.

* The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc. and The Quantum Group, Inc. As such, the Company is deemed to be an affiliate of the above companies with the exception of Graphco Technologies, Inc. and The Quantum Group, Inc.




See accompanying notes

                                UTEK Corporation
                   Notes to Consolidated Financial Statements

     (Information as of September 30, 1999 and 2000 and for the nine months then ended is Unaudited)

1.   Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information as of September 30, 1999 and 2000 and for the nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form N-2 for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

The Company

     We are a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940.

     We commenced operations in 1997 as UTEK Corporation ("UTEK Florida"), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation.

     As a BDC, we must be primarily engaged in the business of furnishing capital and providing significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "portfolio" companies.

     The Company invests in portfolio companies that management believes are positioned to benefit from the acquisition of new technology. The Company's investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities and /or government research facilities. The Company provides portfolio companies with managerial assistance in technology transfer. Technology transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company also may make additional investments to fund continued research and development of the acquired technologies.

     The Company seeks "merger partners" for portfolio companies, whereby the Company receives common stock in the merger partner in a non-taxable exchange for shares of the portfolio company. The Company generally seeks merger partners that are in the early stages of development. The merger partners normally have little or no prior operating history.

Investments

     Investments are stated at value. Securities traded on the over-the-counter market are valued at the closing price on the valuation date. Restricted securities may be subject to a discount from the closing price. Restricted securities and other securities for which prices are not readily available, or for which market quotations are considered not to reflect fair value, are valued at fair value as determined in good faith by or under the direction of the Board of Directors based upon among other things applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue, (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

Cash and Cash Equivalents

     The Company considers all highly liquid fixed income investments with maturities of three months or less to be cash equivalent.

                                UTEK Corporation
                   Notes to Consolidated Financial Statements

     (Information as of September 30, 1999 and 2000 and for the nine months then ended is Unaudited)

1.   Nature of Business and significant Accounting Policies - (Continued)


Revenue Recognition

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of portfolio companies with unrelated merger partners. The Company records revenue based on the value of the consideration received. In most cases, the consideration received for the Rights is the common stock of the purchaser. The common stock received is recorded as an investment at value. Revenue derived from consulting services is recognized as earned, over the life of the underlying consulting agreements. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

Concentrations of Credit Risk

     Cash and cash equivalents are financial instruments that potentially subject the company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company invests its excess available funds primarily in U.S. Government backed securities. The Company's customers are typically located in the United States.

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. As of December 31, 1999, the Company had incurred no such costs. As of September 30, 2000 the Company had incurred $235,000 in such costs, which is classified as sales and marketing expense in the consolidated statements of operations.

2.   Investments

     Equity securities at December 31, 1999 and September 30, 2000 (79.0% and 111.5% of net assets, respectively) were valued at fair value as estimated by independent third party appraisers hired by the Company, in the absence of readily ascertainable fair values.

     The values assigned to these securities are based upon available information and do not reflect amounts that could be realized upon immediate sale, nor amounts that ultimately may be realized. Accordingly, the fair values included in the schedule of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be significant.

     As of December 31, 1999 and September 30, 2000, the Company had established seven and nine portfolio companies, respectively with net assets of $133,000 and $1,000, respectively, which are included in other assets.

     On January 28, 2000, the Company sold its Cancer Diagnostic portfolio company to Lexon, Inc. for $200,000. The Company received $50,000 in cash and a promissory note for $150,000.

     On March 21, 2000, the Company sold its 70% interest in Digital Personnel, Inc. portfolio company to a subsidiary of Graphco Technologies, Inc. ("GTC") for 100,799 shares of GTC common stock in a non-taxable exchange.

     On June 24, 2000, the Company sold its 95% interest in Advanced Recycling Sciences, Inc. portfolio company to the Quantum Group, Inc. for 931,000 unregistered shares of The Quantum Group, Inc. common stock in a non-taxable exchange.

     On September 21, 2000, the Company sold its 91% interest in Zorax, Inc. portfolio company to NuElectric, Inc. for 546,000 unregistered shares of NuElectric, Inc. common stock in a non-taxable exchange.

                                UTEK Corporation
                   Notes to Consolidated Financial Statements

     (Information as of September 30, 1999 and 2000 and for the nine months then ended is Unaudited)

3. Income Taxes

Prior to October 14, 1999, the Company's business was structured as a limited liability company ("LLC"). The LLC elected to be treated as a partnership under the provisions of Subchapter K of the Internal Revenue Code. Under those provisions, the LLC did not pay corporate income taxes on its taxable income. Instead, the owners of the LLC were individually liable for income taxes on the LLC's taxable income. The LLC's subsidiaries, including UTEK Holdings and UTEK Corporation, were all taxed as C corporations.

On October 14, 1999, the Company restructured its business, whereby the members of the LLC contributed their membership interests to the Company, a newly created corporation. As a result, all of the LLC's assets, including the stock of its subsidiaries, were transferred to the Company and the LLC was dissolved. In addition, UTEK Holdings and UTEK Corporation were liquidated into the Company. As of October 14, 1999, the Company is taxable as a C corporation.


4.   Commitments and Contingencies

     On September 13, 2000, the Company obtained a revolving line of credit with a local financial institution. This line of credit allows the Company to borrow up to $150,000, with a rate of interest at prime (presently 9.5%). The line of credit is due on demand and is secured by a pledge of a portion of the Company's investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director, and a shareholder. The current amount due to the bank is $60,975.

5.   Impact of New Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. The Company is currently studying the future effects of adopting this statement. Adoption of statement No. 133 is not expected to have a significant effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. The Company believes its revenue recognition practices for the sale of technology rights meet these requirements. The Company is required to adopt the provisions of this Bulletin in the fourth fiscal quarter of 2000 and is currently in the process of assessing the impact of its adoption on its revenue sources.

6.   Subsequent Events

     On October 25, 2000, the Company completed its initial public offering of 1,000,000 shares of its common stock offered at $6.00 per share. As a result of this offering the Company's net assets were increased by $4,964,780.

     On November 29, 2000, the Company received 1,068,354 shares of Common Stock of Torvec, Inc. in connection with the merger of the Company's 100% owned portfolio company Ice Surface Development, Inc. into Torvec, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following should be read in conjunction with the UTEK Corporation (the "Company") December 31, 1999 Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Words such as "may", "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

     Certain matters in Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties, including the financial performance of the Company and market valuations of its stock, which could cause actual results to differ materially from those currently anticipated. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating any forward-looking statements. Forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

     The Company is a closed end, non-diversified management investment company that has elected to be treated as a special type of investment company known as a business development company, or BDC. Our primary business is to make investments in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by exchanging stock in our portfolio companies for equity, cash and other assets which we will use to acquire licenses to additional technologies by:

     o making controlling investments in and forming development stage companies, which we refer to as portfolio companies;

     o developing our portfolio companies through the acquisition of new technologies and, when appropriate, the funding of further research and development;

     o realizing value primarily through the sale of our portfolio companies to companies in related industries in non-taxable transactions in which we receive common stock of the acquiring company; and

     o selling the common stock we receive in exchange for our portfolio companies and investing the proceeds of sale in licensing and when appropriate funding the further development of additional technologies for our portfolio companies. We call this process U2BSM.

    Our goal is to concentrate our investments in companies, which we believe are likely to benefit from our management's expertise in technology transfer.

    We form and make investments in our portfolio companies for the purpose of assisting the portfolio companies in obtaining licenses to new technologies developed at universities and research laboratories in a variety of industries. Our portfolio companies are formed with the objective of completing a technology transfer. Our U2BSM investment model is designed to bring technologies from their inception at universities to the private sector; hence, we engage in technology transfer. We also seek acquisition partners that will purchase our portfolio companies including their technology rights, primarily in stock for stock exchanges. In addition, we may also make additional investments in portfolio companies and their acquirers to fund continued research and development of the acquired technologies.

     The income that we derive from our investments in our portfolio companies consists of both cash and equity securities that we receive upon disposition of our portfolio companies. The appraised dollar value of the equities that we receive makes up most of our revenues. An independent appraiser assesses the value of the shares we receive in exchange for our portfolio companies.

     Our expenses include salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. Sales and marketing costs include license and sponsored research fees, as well as advertising, travel and other expenses that vary with revenues. General and administrative costs include rent, depreciation, telecommunications and other overhead costs.

     On October 25, 2000 the Company completed its Initial Public Offering (IPO) of 1,000,000 shares of its common stock at $6.00 per share to raise additional equity to support its growth strategy. Approximately $816,000 of our net assets at September 30, 2000 are attributable to the costs of this offering. The net proceeds of the offering were approximately $4,800,000.


Results of Operations

Three months ended September 30, 2000 compared to the three months ended September 30,1999.

     Income from operations. Income from operations increased 35% to $456,926 for the three months ended September 30, 2000 from $337,989 for the three months ended September 30, 1999. The increase in income from operations resulted from completing a technology transfer, which represented an increase in value. As described below, in the three months ended September 30, 2000 we completed one tax free merger in which we received securities valued at $447,720, compared to one tax free merger valued at $225,720 for the three months ended September 30, 1999. Our Board of Directors values the shares we received. In our transactions with:

     o NuElectric Corporation, we received 546,000 shares of common stock of NuElectric Corporation that were valued at the time of sale a $.82 per share. ($447,720)

     o Centrex, Inc., we received 684,000 shares of common stock of Centrex, Inc., which were valued at the time of sale at $.33 per share. ($225,720)

     For the three months ended September 30, 2000, income before income tax was $250,165, and net income was $153,790, as compared to $206,787 and $157,972, respectively, for the three months ended September 30, 1999. The net increase (decrease) in net assets from operations was ($356,619), or ($.13) per share, for the three months ended September 30, 2000 as compared to $527,837, or $.19 per share for the three months ended September 30, 1999.


     Expenses. Total operating expenses for the three months ended September 30, 2000 were $206,761 consisting of salaries and wages of $92,157, professional fees of $37,427, sales and marketing expenses of $37,089, and general and administrative expenses of $40,088. These expenses compared to the $131,202 reported for the three months ended September 30,1999, consisting of salaries and wages of $43,569, professional fees of $19,610, sales and marketing expenses of $17,326, and general and administrative expenses of $50,697. The 58% increase in total operating expenses was due to the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2Bsm brand. Sales and marketing expenses increased 114% to $37,089 for the three months ended September 30, 2000 from $17,326 for the three months ended September 30, 1999. The increase in sales and marketing expenses was largely due to increased efforts to reach a broader market for technology transfers. Salaries and wages costs increased 112% to $92,157 for the three months ended September 30, 2000 from $43,569 for the three months ended September 30, 1999. Increased salary costs reflect the addition of a full-time Manager of Technology Alliances, an additional full-time Executive Assistant, and our President. Professional fees increased 91% to $37,427 for the three months ended September 30, 2000 from $19,610 for the three months ended September 30, 1999. The increase is largely due to the cost of preparing the corporate and subsidiary tax returns, as well as additional attorneys' fees for work related to intellectual property.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized and Unrealized Gains and Income Taxes.

     Net realized gains (losses) on investments amounted to $23,717 for the three months ended September 30, 2000 and related to the August 2000 sale of 75,027 shares of its Lexon, Inc. common stock for $62,037 in cash. There were no realized gains or (losses) for the three months ended September 30, 1999.

     Unrealized appreciation (depreciation) of investments amounted to $(534,126) for the three months ended September 30, 2000, a 244% decrease from the unrealized appreciation of $369,865 for the three months ended September 30, 1999. The net unrealized losses consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets (based on reports from an independent valuation expert) for the three months ended September 30, 2000 related to our investments in Lexon, Inc., NuElectric, Inc. and Centrex, Inc. Lexon, Inc. and NuElectric, Inc. are publicly traded securities that lost value due to the existing volatile market. Centrex, Inc. is a private company whose net worth warranted a reduction in value.

     Net realized and unrealized gains can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results.

     Our effective tax rate was a provision of 38% for the nine months ended September 30, 2000 compared with a provision of 24% for the nine months ended September 30, 1999. Prior to October 16, 1999, the Company's business was structured as a limited liability company ("LLC"). The LLC elected to be treated as a partnership under the provisions of Subchapter K of the Internal Revenue Code. Under those provisions, the LLC did not pay corporate income taxes on its taxable income. Instead, the owners of the LLC were individually liable for income taxes on the LLC's taxable income. As of October 16, 1999, the Company is taxable as a C corporation. Therefore the provision for income taxes for the three months and nine months ended September 30, 2000 are not comparable to the provision for income taxes for the three and nine months ended September 30, 1999.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Income from operations. Income from operations increased 87% to $2,380,558 for the nine months ended September 30, 2000 from $1,272,041 for the nine months ended September 30, 1999. The increased income from operations resulted from completing four technology transfers with substantially more value as contrasted with five transfers completed in the first nine months of 1999. As described below, in the first nine months of 2000 we sold one portfolio company for $200,000 and completed three tax-free mergers in which we received securities valued at $2,154,192. Our Board of Directors values the shares we received. In our transactions with:

     o Graphco Technologies, Inc., we received 100,799 shares of common stock of Graphco Technologies, Inc. which were valued at the time of sale at $9.45 per share; and

     o Lexon, Inc., we sold one of our portfolio companies for $200,000. Under the terms of the agreement, we received $50,000 on the date of the transaction and $120,000 subsequently, with the remaining $30,000 plus interest to be received by December 31, 2000.

     o The Quantum Group, Inc., we received 931,000 shares of common stock of The Quantum Group, Inc. that were valued at the time of sale at $.81 per share.

     o NuElectric Corporation, we received 546,000 shares of common stock of NuElectric Corporation that were valued at the time of sale a $.82 per share.

     For the nine months ended September 30, 2000, income before income tax was $1,224,407, and net income was $760,576, as compared to $717,955 and $782,122, respectively, for the nine months ended September 30, 1999. The net increase from operations was $400,788, or $.14 per share, for the nine months ended September 30, 2000 as compared to $1,756,757, or $.66 per share for the nine months ended September 30, 1999.


     Expenses. Total operating expenses for the nine months ended September 30, 2000 were $1,156,151 consisting of salaries and wages of $255,452, professional fees of $149,332, sales and marketing expenses of $561,246, and general and administrative expenses of $190,121. These expenses compared to the $554,086 reported for the nine months ended September 30,1999, consisting of salaries and wages of $120,265, professional fees of $197,601, sales and marketing expenses of $103,128, and general and administrative expenses of $133,092. The 109% increase in total operating expenses was due to the increased number of employees and outside services in addition to ongoing efforts to grow our business and develop the U2B(sm) brand. Sales and marketing expenses increased 444% to $561,246 for the nine months ended September 30, 2000 from $103,128 for the nine months ended September 30, 1999. The increase in sales and marketing expenses was largely a result of fees paid to fund additional research for the consummation of technology transfers. Salaries and wages costs increased 112% to $255,452 for the nine months ended September 30, 2000 from $120,265 for the nine months ended September 30, 1999. Increased salary costs reflect the addition of a full-time Manager of Technology Alliances, an additional full-time Executive Assistant, and our President. Professional fees decreased 24% to $149,332 for the nine months ended September 30, 2000 from $197,601 for the nine months ended September 30, 1999. The decrease is the result of the engagement of auditors, attorneys and other professional service providers in 1999, which were engaged for initial audit services and other accounting research, as well as intellectual property and other legal research. Those services, although recurring, were not as extensive for the nine months ended September 30, 2000 as those necessary for the initial preparations for the public offering and other reporting requirements.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized and Unrealized Gains and Income Taxes.

     Net realized gains (losses) on investments amounted to $23,717 for the nine months ended September 30, 2000 and related to the August 2000 sale of 75,027 shares of its Lexon, Inc. common stock for $62,037 in cash. There were no realized gains or (losses) for the nine months ended September 30, 1999.

     Unrealized appreciation (depreciation) of investments amounted to $(383,505) for the nine months ended September 30, 2000, a 139% decrease from $974,635 for the nine months ended September 30, 1999. The net unrealized losses consisted of valuation changes resulting from the Board of Directors' valuation of the Company's assets (based on reports from an independent valuation expert) for the nine months ended September 30, 2000. The decrease is a direct result of our investments in Lexon, Inc., NuElectric, Inc. and Centrex, Inc. Lexon, Inc. and NuElectric, Inc. are publicly traded securities that lost value due to the existing volatile market. Centrex, Inc. is a private company whose net worth warranted a reduction in value.

     Net realized and unrealized gains can vary substantially on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results.

     Our effective tax rate was a provision of 38% for the nine months ended September 30, 2000 compared with a benefit of 9% for the nine months ended September 30, 1999. The benefit recorded in 1999 is due to tax losses generated by certain of our subsidiaries, while the income we generated (during the period of time in 1999 when we were structured as an LLC) passed through to our members.

 Liquidity and Capital Resources

     Net assets increased 12% to $3,685,241 at September 30, 2000 from $3,284,453 at December 31, 1999, attributable to income from operations less the unrealized depreciation of non-controlled affiliate investments.

     At September 30, 2000 the Company had $21,334 in cash and cash equivalents. On October 25, 2000 the Company completed its initial public offering. Based upon our anticipated capital needs for operations, general corporate purposes, and future research and development agreements with universities to complete technology transfer transactions, management believes that the net proceeds of the offering (approximately $4,800,000) will be sufficient to meet our funding requirements.

     On September 13, 2000 the Company secured a $150,000 revolving line of credit with a local financial institution. Advances under the line of credit bear interest at the financial institutions prime rate, currently 9.5% per annum. The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director and a shareholder. The Company had used $60,975 of the line for operations at September 30, 2000.

Impact of New Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. The Company is currently studying the future effects of adopting this statement. Adoption of statement No. 133 is not expected to have a significant effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. The Company believes its revenue recognition practices for the sale of technology rights meet these requirements. The Company is required to adopt the provisions of this Bulletin in the fourth fiscal quarter of 2000 and is currently in the process of assessing the impact of its adoption on its revenue sources.

Investment Considerations

Our quarterly results could fluctuate.

     The Company's quarterly operating results could fluctuate due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market as it relates to our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly results are not necessarily indicative of the Company's performance in future quarters.

Our investment model is speculative in nature and our history of investments using the model is limited.

     Our investment model is highly speculative since it involves making investments in new development stage companies and having those companies invest in new, untested technology. Furthermore, we have only been using our investment model for a relatively short period of time and have little or no historical information upon which to judge whether or not the model is successful. We cannot assure you that our investment model will be successful or that any of our investments will be successful.

Our portfolio companies are development stage companies dependent upon the successful commercialization of new technologies. Each of our investments in portfolio companies is subject to a high degree of risk and we may lose all of our investment in a portfolio company if it is not successful.

     We invest in development stage companies that our management believes can benefit from our expertise in technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or are obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases further develop new technologies, and then complete a merger transaction for our investments to be successful. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies, with greater access to, and resources for, further development of these new technologies. In addition, for an investment to be successful, our portfolio companies often must develop the technology and identify buyers who are willing to acquire the technology, in exchange for their common stock or other consideration. We cannot assure you that any of our portfolio companies will be successful or that we will successfully sell our portfolio companies or sell or relicense the technology rights held by our portfolio companies. We may lose our entire investment in any or all of our portfolio companies.

Our portfolio companies depend upon the research and development activities of universities, over which neither we nor our portfolio companies have any control.

     Our portfolio companies depend upon the research activities of universities and government research facilities. Neither we, nor our portfolio companies, have any control over the research activities of universities and research laboratories. In addition, we have no control over what types of research are presented to us by universities and government research facilities for evaluation and commercial development. Further, the licenses to technologies that our portfolio companies obtain may be non-exclusive. In the event that we make an investment in a portfolio company, and we are unable to locate a new technology to be acquired by the portfolio company, we could lose our entire investment.

Technologies acquired by our portfolio companies may become obsolete before we can sell the portfolio companies.

     Neither we nor our portfolio companies have any control over the pace of technology development. There is a significant risk that a portfolio company could acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments. We cannot assure you that any of our portfolio companies will successfully acquire, develop and transfer any new technology.

The patents on the technologies that our portfolio companies license may infringe upon the rights of others and patent applications that the universities have submitted may not be granted.

     Many of our portfolio companies rely upon patents to protect the technologies that they license. If the patents on technologies that they license are found to infringe upon the rights of others, or are held to be invalid, then the licenses to such technologies will have little or no value to our portfolio companies. In addition, if a patent licensed by a portfolio company is found to infringe upon the rights of others, the portfolio company may be liable for monetary damages. Our portfolio companies are dependent upon the universities or government research facilities to file, secure and protect patents on licensed technologies. In the event that a patent is challenged or violated, our portfolio companies may not have the financial resources to defend the patent either in the preliminary stages of litigation or in court. In addition, if our portfolio companies acquire licenses to technologies with patents pending, we cannot assure you that such patents will be granted.

Technologies that have been developed with funding from the United States Government may have limits on their use which could affect the value of the technology to a portfolio company.

     Technologies developed with funds provided by the United States Government have restrictions regarding where they may be sold and have limits on exclusivity. A portfolio company that acquires a technology developed with federal funding may be limited as to where it can sell the technology. The technology may only be allowed to be sold or manufactured within the United States. In addition, under Section 23 of the United States Code, the Government has the right to use technologies that it has funded regardless of whether the technology has been licensed to a third party. Such regulations may limit the marketability of a technology and therefore reduce the value of the technology to our portfolio companies.

We may need to make additional investments in our portfolio companies to provide them with capital to further develop technologies they license.

     We may have to make additional investments in portfolio companies to protect our initial investments. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio company and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

We may be unable or decide not to make additional investments in our portfolio companies which could result in our losing our initial investment if the portfolio company fails or having our ownership and control diluted if a portfolio company seeks additional funds from third party investors.

     Our agreement with the underwriters restricts the size of our investment in any single portfolio company and, as a result, could prohibit an additional investment in a portfolio company in the event that our initial investment represented 10% or more of our assets. Even if we are able to make an additional investment in a portfolio company within the prescribed limits, we may elect not to make an additional investment in a portfolio company in order to limit the size of our investment which is at risk. It is also our policy not to make loans to our portfolio companies which in the aggregate exceed 25% of our net assets. Therefore, if a portfolio company requires additional funds to continue operating, and we cannot or choose not to make an additional investment, our investment in the portfolio company may decline in value. In addition, to the extent that a portfolio company seeks additional financing from third parties, our ownership interest and control of the portfolio company may be diluted.

The securities we hold in our portfolio companies are illiquid and we may not be able to sell the portfolio company securities we hold for amounts equal to their recorded value, if at all.

     Our portfolio companies are all private entities and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are restricted securities, as defined under the Securities Act and are subject to restrictions on resale. Furthermore, we do not anticipate that a public market will exist for any of the securities we hold in our portfolio companies. Therefore, any sale or other transfer of the securities we hold in portfolio companies will be made in private transactions and we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them.

We are dependent on merger transactions, structured as tax-free exchanges to sell our portfolio companies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce our ability to sell our portfolio companies.

     We do not anticipate selling any of our portfolio companies, except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax free exchanges, we may not be able to sell our portfolio companies on commercially reasonable terms. If we are unable to successfully sell a portfolio company in a merger transaction, we may lose our investment.

We have been dependent on a small number of companies controlled by the same investor group for the purchase of some of our portfolio companies. We have only limited experience selling our portfolio companies and of the ten transactions that we have completed, as of September 30, 2000, six have been to companies controlled by the same group of investors.

     At September 30, 2000, we have completed only ten transactions, including nine mergers and one stock sale, wherein we sold portfolio companies to other companies and six of these sales have been made to companies that are controlled by the same investor group. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sales of our portfolio companies in the future.

The agreements we have with universities do not guarantee that the universities will grant licenses to our portfolio companies.

     The agreements that we have entered into with universities provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements however, do not provide us with any guarantee that following our evaluation, a university will grant us a license. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology for one of our portfolio companies.

We are exposed to significant asset concentration risk.

     As of September 30, 2000, six out of the ten consummated transactions have been with "merger parties" controlled by a similar group of investors. The value of these investments represented approximately 35 % of our total net assets as of September 30, 2000.

We are dependent upon our management's ability to identify acquirers for our portfolio companies.

     Our investment strategy is based upon selling our portfolio companies in stock for stock exchanges to public companies that wish to acquire the technologies owned by our portfolio companies but which themselves may be neither operating nor established. We do not expect to sell any portfolio company securities to the public. Therefore, if we fail to identify an acquirer for a portfolio company, we do not expect that we will be able to sell the portfolio company securities to the public. Therefore, our entire investment in the portfolio company could be lost.

We are dependent upon and have little or no control over the efforts of companies that acquire our portfolio companies to successfully commercialize the technologies they acquire.

     When we sell a portfolio company, we receive common stock from the acquiring company based upon the mutually agreed upon values of the portfolio company, its licensed technology and the acquiring company. We then intend to sell the securities that we acquire in exchange for our portfolio companies at some time in the future. Therefore, our ability to profit from an investment in a portfolio company is ultimately dependent upon the price we receive for the shares of the acquiring company. In most cases, the companies that acquire our portfolio companies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the companies that acquire our portfolio companies and we do not intend to provide them with managerial assistance. These operating companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may face additional risks of product and technological obsolescence and government regulation over which we will have little or no control. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire. We cannot assure you that any of the companies that acquire our portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio company.

The companies that merge with our portfolio companies are development stage companies and, as a result, the value of the securities that we receive in such merger transactions are subject to significant fluctuations.

     Historically we have merged, and we intend to continue to merge, our portfolio companies with companies in related fields that are development stage companies. As a result, the securities that we receive when we merge a portfolio company are subject to all of the risks associated with securities of development stage companies. The values of these securities may be subject to significant fluctuations. We cannot assure you that when we sell these securities, we will receive the value ascribed to the securities either at the time of acquisition or during subsequent valuation periods.

Our investments in our portfolio companies may be concentrated in one or more industries and if these industries should decline or fail to develop as expected our investments will be subject to loss.

     Our investments in our portfolio companies may be concentrated in one or more industries. This concentration will mean that our investments will be particularly dependent on the development and performance of those industries. Accordingly, our investments may not benefit from any advantages which might be obtained with greater diversification of the industries in which our portfolio companies operate. If those industries should decline or fail to develop as expected, our investments in our portfolio companies in those industries will be subject to loss.

Our investments in our portfolio companies are not made on a multi-tiered basis and are subject to loss.

     Substantially all of our portfolio companies are early stage companies. We may make substantial investments in our portfolio companies to enable them to conduct initial research, development and acquisition activities. These investments are not made in companies at different stages of development and, accordingly, our investments do not benefit from any advantages which might be obtained by making investments on a multi-tiered basis. We cannot assure you that any or all of our portfolio companies will find or acquire new technologies. If any or all of them do find or acquire new technologies, we cannot give you any assurance that the portfolio companies will be able to find suitable merger partners or other suitable purchasers of the technologies. As a result, any or all of our portfolio companies may use the proceeds of our investments to pay the costs and expenses of researching, developing or acquiring technologies.

The securities that we receive in exchange for our portfolio companies will be subject to restrictions on resale which will limit our ability to sell these securities.

     As of September 30, 2000, all of the securities we have received in exchange for our portfolio companies are "restricted securities," as such term is defined under Rule 144. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 or Rule 701 under the Securities Act or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities we hold in our portfolio companies will be limited. We cannot assure you that we will be able to receive the recorded value of our portfolio company securities in merger transactions.

We may not be able to merge our portfolio companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

     As of September 30, 2000, we have completed ten sales of portfolio companies. Of these sales, four have been to public companies, and the remainder have been to non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan which would facilitate a trading market for their securities or other strategy which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquiror's shares, we may be deemed to be an affiliate of the acquiror which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized therefrom.

The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     At September 30, 2000 and December 31, 1999 respectively, equity securities amounting to $4,110,224 or 111.5% of net assets, $2,594,931 or 79% of net assets, respectively, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. We are required by the 1940 Act to determine the value of our illiquid securities on a quarterly basis and make a good faith determination that fair value has been ascribed to the aforementioned investments. See "Valuation of Portfolio Securities" and our financial statements. Generally, such investments are valued on a "going concern" basis without giving effect to any disposition costs. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by management, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

The net asset value (book value) of the shares of our common stock is significantly less than the current market price of the shares.

     The market price of our shares as of the date of this filing is significantly greater than our net asset value.

Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted employee stock option plans under which certain of our employees and directors have been granted options to purchase up to 375,000 shares of our common stock. We have also reserved an additional 375,000 shares of our common stock for issuance under our employee stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter, upon payment of the purchase price of $.03 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

If our underwriter does not act as a market maker for our common stock, you may have more difficulty selling your shares.

     The underwriter of our IPO acted as a market maker for our common stock. However, the underwriter is not obligated to act as a market maker. If our underwriter does not act as a market maker for our common stock, you may have more difficulty selling your shares. In addition, our shares may experience greater fluctuations in price. Our shares may also be thinly traded and a low amount of trading may significantly adversely affect the price of our shares.

We depend upon Clifford M. Gross and Uwe Reischl for our investment decisions in portfolio companies.

     We rely, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman of the Board, Clifford M. Gross, and our President Uwe Reischl. Our management is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management's key contacts with universities, to maintain our access to new technologies, and their relationships with companies in the private sector in order to effectuate the sale of our portfolio companies.

Any transactions we engage in with affiliates may involve conflicts of interest.

     The 1940 Act restricts transactions between us and any of our affiliates, including our officers, directors or employees and principal stockholders. In many cases, the 1940 Act prohibits transactions between such persons and ourselves unless we first apply for and obtain an exemptive order from the Securities and Exchange Commission. Delays and costs in obtaining necessary approvals may decrease or even eliminate any profitability of such transactions or make it impracticable or impossible to consummate such transactions. These affiliations could cause circumstances which would require the Commission's approval in advance of proposed transactions by us in portfolio companies. Further, depending upon the extent of our management's influence and control with respect to such portfolio companies, the selection of the affiliates of management to perform such services may not be a disinterested decision, and the terms and conditions for the performance of such services and the amount and terms of such compensation may not be determined in arm's-length negotiations.

We have a limited amount of funds available for investment in portfolio companies and as a result, our investments will lack diversification.

     Based on the amount of our existing available funds, together with the funds the Company realized from its subsequent IPO, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments could have a material adverse effect on our financial condition.

We are subject to government regulations because of our status as a business development company.

     We have elected to be treated as a BDC under the Small Business Investment Incentive Act of 1980, which modified the 1940 Act. Although the Incentive Act relieves BDCs from compliance with many of the provisions of the 1940 Act, the Incentive Act imposes on BDCs greater restrictions on permitted types of investments. Moreover, the applicable provisions of the 1940 Act impose numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. We cannot assure you that this legislation will be interpreted or administratively implemented in a manner consistent with our objectives and manner of operations. Upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we elect to withdraw our election, or if our election to operate as a BDC is rejected, or if we otherwise fail to qualify as a BDC, we may be subject to the substantially greater regulation under the 1940 Act. Compliance with such regulations would significantly increase our costs of doing business.

We have a limited operating history upon which you can assess our prospects and we are subject to the risks associated with any new business.

     As a result of our short history of operations, we have only consummated transactions with a very small number of companies. Therefore, there is little historical information regarding our operations upon which you can base your investment decision. In addition, we are subject to all of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that our investment objective will be attained.

Our management has limited experience operating a business, and managing and operating a business development company, and has little or no experience in corporate finance and corporate mergers.

     The members of our management have been engaged in the operation of our business for a short period of time and so have limited experience. Some of our directors and executive officers only have experience in science and research. Furthermore, we commenced operations as a business development company in October 1999 and so our directors and executive officers have only had experience operating a business development company since October 1999. In addition, our management has had limited experience in the areas of corporate finance and corporate mergers.

Our management has broad discretion in investing the proceeds from our recent
IPO.

     Except as set forth in our prospectus under "Use of Proceeds" and subject to our fundamental policies, our management has broad discretion in the application of the proceeds of this offering. We have not identified any particular use for the net proceeds of this offering other than to make investments on the basis of opportunities as they may arise. Accordingly, purchasers of our securities must rely on the ability of management in making portfolio investments consistent with our objectives. Investors will not have the opportunity to evaluate personally the relevant economic, financial and other information which will be utilized by management in deciding whether or not to make a particular investment.

There are no significant barriers to entry to our business and we expect to face significant competition as new competitors enter the market.

     We expect that if our investment model proves to be successful, our current competitors in the technology transfer market may duplicate our strategy and new competitors may enter the market. We compete against other technology transfer companies, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with our portfolio companies to acquire technologies from universities and government research laboratories. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition of technology licenses, funding of technology development or marketing of portfolio companies.

One of our current stockholders has significant influence over our management and affairs.

     Clifford M. Gross, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 51% of our common stock. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

We rely on our Board of Directors to value each investment quarterly. Most of our securities do not have readily ascertainable market values.

     Pursuant to the requirements of the Investment Company Act of 1940 ("1940 Act"), the Board of Directors (with the report of an independent valuation expert) is required to value each investment quarterly, and we are required to carry our investments at fair value as determined by the Board of Directors. We adjust quarterly the valuation of our investments to reflect the Board of Directors' estimate of the current realizable value of each investment in our portfolio. Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed ready market equity securities. Any changes in estimated value are recorded in the Company's Statements of Operations as "Net realized and unrealized gains (losses)".


ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 1999.

Part II Other Information

Item 1. Legal Proceedings

    Not Applicable

Item 2. Changes in Securities and Use of Proceeds

    Not Applicable

Item 3. Defaults upon Senior Securities

    Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Not Applicable

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K

    (a) List of exhibits.
        3 (i)(1) Articles of Amendment and Restatement of the Articles of
                  Incorporation
        27       Financial Data Schedule
        10       Merger agreement with Torvec, Inc.


    (b) Reports on Form 8-K.
        The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  UTEK CORPORATION
                                                  ----------------
                                                    (Registrant)


Date:  12-8-00                                    /s/ CAROLE R. MASON
     -------------------                          --------------------------
                                                  Carole R. Mason, Secretary

                                    EXHIBITS


3(i) Articles of Incorporation.

     Incorporated by reference to exhibit 3.1 with UTEK Corporation's registration statement on Form N-2 filed on the Company's behalf with the Commission on October 2,2000 (File No. 333-93913)