Form 10-K
period 2000-12-31
UTEK CORP
filed 2001-03-22
CIK 1098482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15941

UTEK Corporation

(Exact name of registrant as specified in its charter)

Delaware	59-3603677
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

202 S. Wheeler Street, Plant City, FL	33566
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (813) 754-4330

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES       NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 14, 2000 was approximately $12,844,804 based upon the last sale price for the registrant’s common stock on that date. As of March 14, 2001 there were 3,782,226 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

Item  1.     Business of the Company

      UTEK Corporation, a Delaware corporation, is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). As a BDC, UTEK Corporation, referred to as the “Company” or “we” must be primarily engaged in the business of furnishing capital and making available significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such companies are termed “portfolio” companies.

      The Company commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. Prior to our election to operate as a BDC, we were engaged in the business of technology transfer as an operating company.

Strategies

      Our primary investment objective is to increase our net assets by exchanging stock in our portfolio companies for cash and other assets we will use to acquire additional technologies. We seek to achieve our investment objective by developing our portfolio companies that identify, license and market new technologies invented primarily by employees of universities and laboratories. We intend to merge our portfolio companies principally into publicly traded companies in tax free stock for stock exchanges. Shares received in those exchanges will, in the course of our business, be converted to cash and other assets to permit us to invest in additional portfolio companies. As a BDC, we generally may change our non-fundamental investment objectives and policies without stockholder approval but we require stockholder approval to change our fundamental investment objectives. We do not have a registered investment adviser and our management, under the supervision of our Board of Directors, makes our management decisions.

      Since our election to operate as a BDC, we have concentrated our efforts on making controlling equity investments in portfolio companies in private transactions. Our investments consist of funding to be used to identify, research and market new technologies and for the acquisition of licenses to those new technologies and, when appropriate, the support of sponsored research programs to further the development of licensed technology. In return for our investments, we receive common stock in our portfolio companies. We also provide these portfolio companies with significant managerial assistance, which includes, among other things, having one or more members of our management serve as directors and officers of our portfolio companies. After we have made an investment, we help our portfolio companies in their business of researching, identifying and developing new technologies and markets. We also assist them in acquiring the licenses to new technologies developed at universities and research laboratories. Our management provides portfolio companies with significant assistance in locating and acquiring these technologies and markets for them. We then find merger partners for our portfolio companies who will acquire the portfolio company from us in exchange for common stock.

      Our investments are concentrated in small or development stage companies that license and develop new technologies for commercial applications. Moreover, our investments in portfolio companies may be concentrated in one or more industries. In this event, we will not obtain any advantages that may result from diversifying our portfolio company investments among more industries. We do not contemplate permitting our portfolio companies to expend significant sums on a new venture, which cannot be recovered in due course, absent the execution of letters of intent or definitive merger agreements for the resale of the technology or the merger of the portfolio company. However, we intend to make initial investments in our portfolio companies in amounts sufficient to permit them to conduct initial research and, in some cases, to fund additional development of new technologies and markets. Since substantially all of our portfolio companies are early stage companies, our portfolio company investments do not benefit from any diversification of risk that may result from spreading investments among companies at various stages of development. Furthermore, a portfolio company may spend all of the money that we have invested without finding, acquiring or locating a new technology or suitable market for a new technology, in which case we would likely lose our entire investment in the portfolio company.

      We intend to take advantage of our experience in the field of technology transfer to maximize the return on our investments in portfolio companies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are acquired and licensed to companies for commercial development and use. Our management and certain members of our Board of Directors have experience in technology transfer. Our investments in our portfolio companies are structured, through our U2BSM investment model, to allow us to take advantage of our management’s expertise and to give us control of the portfolio company. In addition, we intend to capitalize on relationships that members of our management and Board of Directors have developed with universities and government research laboratories.

      Subject to limitations imposed by the 1940 Act, our investment objectives, policies and investment diversification status may change at any time and from time to time without stockholder approval.

      We anticipate that a substantial portion of our investment opportunities will be presented to us as a result of management’s contacts with universities, research laboratories and in private industry.

Our Investment Model

      Our investments in portfolio companies generally follow a specific series of steps which our management believes provide the greatest opportunity for long term appreciation of our assets. As our investments are designed to bring and develop technologies from their inception at universities to the private sector, we refer to our investment model as “U2B”SM. Using our U2BSM investment model, we intend to acquire securities in portfolio companies and eventually exchange those securities primarily for securities in public companies that acquire our portfolio companies. The following is a list of the steps that we generally take when we make an investment in a portfolio company using our investment model:

1. Evaluate potential technology growth fields.

2. Form and make a controlling equity investment in the portfolio company.

3. Assist the portfolio company in the identification and evaluation of new technologies and markets that offer the portfolio company a significant opportunity for growth.

4. When appropriate, advise and assist the portfolio company in negotiating a sponsored research agreement to further develop the technology.

5. Identify and contact potential “merger partners” to merge with the portfolio company.

6. Advise and assist the portfolio company in completing the technology transfer with the research institution and acquiring the license to the technology.

7. Complete the sale of the portfolio company to the “merger partners” and receive compensation for the sale of all the stock we hold in the portfolio company.

8. Sell any securities received in exchange for the portfolio company and use the proceeds to make additional investments.

Investment Evaluation Process

      New technology opportunities may come to our attention from many sources. The primary sources to date have been from our management’s contacts with universities and in the private sector. We believe that the ability of our management to maintain and develop relationships with university and research laboratories is a key factor in our ability to identify new potential investment opportunities.

      Prior to the Company committing funds to an investment opportunity, we will assist the portfolio company by conducting research regarding the prospects and risks of the potential investment. Our Scientific Advisory Council (discussed below) and management’s experience is essential in evaluating:

•	new technologies,

•	products,

•	markets,

•	industry trends,

•	financial requirements,

•	competition, and

•	the operating record and quality of the entrepreneurial group associated with a prospective investment.

      Although our management has scientific and professional experience, they may have limited or no experience in the specific areas of business in which potential merger candidates are engaged.

Investments in Portfolio Companies

      Our initial investments will be made in transactions that will normally be negotiated directly by our management with the portfolio company or an affiliate of the portfolio company. In all prior and most future instances, we have formed or will form our portfolio companies as subsidiaries. Our management will seek to structure the terms of the investment so as to provide for the capital needs and success of the portfolio company and at the same time to maximize our opportunity for long-term capital appreciation.

      We intend to limit our total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to ten percent of our net assets at the time of investment. To date, our initial investments have been less than that amount. By limiting the size of our total investment in any one portfolio company, we hope to reduce and diversify our risks. In exchange for our investment, we will receive such number of shares of common stock in the portfolio company to give us a controlling interest. To date, all of our portfolio company securities have been common stock, and we anticipate that we will continue to acquire common stock in portfolio companies. Use of the funds that we provide to portfolio companies will be restricted to obtaining licenses to new technologies and developing and marketing those technologies. Our management’s involvement with the portfolio companies will primarily be directed towards helping them acquire technology licenses and, when appropriate, establishing sponsored research programs to further develop the technology. We then plan to achieve some form of liquidity for our portfolio investments by selling our portfolio companies primarily to public companies.

Identifying New Technologies

      We have developed relationships with a number of universities in the United States that actively conduct research. In order to provide us early access to new technologies, we have entered into alliances, licensing or license option agreements with the following institutions:

  Agreement with the University of South Florida

      In January 1998, we entered into an agreement with the University of South Florida pursuant to which we have agreed to review and evaluate the commercial potential of certain new technologies developed at the university that are presented to us. In return, we have the ability, if we deem it appropriate, to enter into license option agreements with the university providing our company with the exclusive right to seek a licensee or other commercial opportunity for the technology, provided mutually agreeable terms are reached, for a limited period of time. We have reviewed and negotiated licenses with the University of South Florida on the following technologies:

•	a new diagnostic test for colon, testicular and ovarian cancer,

•	a new software technology for digitally coloring MRIs to facilitate their reading and the rendering of diagnoses, and

•	a new technique to identify cryptosporidium (a water-borne parasite) in water.

      The term of the original agreement was for three years. On February 15, 2001, the agreement was extended for an additional three years, but may be terminated by either party on 60 days written notice.

  Agreement with the University of Memphis

      In May 1998, we entered into an agreement with the University of Memphis pursuant to which we have agreed to evaluate the commercial potential of select technologies developed at the university that are presented to us for review. The university has agreed that upon our request, it will file patents to protect technologies that we wish to have protected. In addition, under the agreement, the university may grant to us license option agreements which will give us the exclusive rights to license a particular technology, provided mutually agreeable terms are reached, for a period of 12 months.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

  Agreement with Johns Hopkins University

      In June 1999, we entered into an agreement with Johns Hopkins University pursuant to which we have agreed to evaluate the commercial potential of certain technologies developed at the university that are presented to us for review. The university has agreed that upon our request, it will file patents to protect technologies that we wish to have protected. In addition, under the agreement, the university may grant to us license option agreements which will give us the exclusive rights to license the technology, provided mutually agreeable terms are reached, for a period of 12 months.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

  Agreement with the University of Florida

      In October 1999, we entered into an agreement with the University of Florida pursuant to which we have agreed to evaluate the commercial potential of certain technologies developed at the university that are presented to us for evaluation. Under the agreement, the university may grant us license option agreements which will give us the exclusive rights to license the technology, provided mutually agreeable terms are reached, for a period of 12 months.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

  Agreement with Fraunhofer Institute of Germany for Interfacial Engineering and Biotechnology IGB

      In November 1999, we entered into a strategic alliance with Fraunhofer pursuant to which we have agreed to review certain technologies developed at Fraunhofer to gauge their potential for successful commercialization in the United States. Pursuant to the agreement, Fraunhofer will grant to us a 12-month, exclusive, royalty-free license option for the technologies reviewed, if we so request. We may then license these technologies, provided mutually agreeable terms are reached.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

  Agreement with Virginia Tech Intellectual Properties

      In December 1999, we entered into an agreement with Virginia Tech Intellectual Properties pursuant to which we have agreed to evaluate the commercial potential of certain technologies developed at Virginia Tech

Intellectual Properties that are presented to us for evaluation. Under the agreement, Virginia Tech Intellectual Properties may grant us license option agreements which will give us the exclusive rights to license the technology, provided mutually agreeable terms are reached, for a period of 12 months.

      The term of the agreement is five years, but may be terminated by either party on 30 days written notice.

  Agreement with Florida State University Research Foundation

      In December 1999, we entered into an agreement with Florida State University Research Foundation to review certain technologies developed at the Research Foundation to gauge their potential for successful commercialization. Under the agreement, the Research Foundation may grant us a 12-month exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 12 months.

      The term of the agreement is five years but may be terminated by either party on 60 days written notice.

  Agreement with Florida Institute of Technology

      In March 2000, we entered into an agreement with Florida Institute of Technology to review certain technologies developed at Florida Institute of Technology to gauge their potential for successful commercialization. Under the agreement, Florida Institute of Technology may grant us a 12-month exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 12 months.

      The term of the agreement is five years but may be terminated by either party on 60 days written notice.

  Agreement with Sopartec

      In May 2000, we entered into an agreement with Sopartec to review certain technologies developed at the Universite Catholique de Louvain to gauge their potential for successful commercialization in the United States. Under the agreement, either the Universite or Sopartec may grant us exclusive 12-month options to license certain technologies, provided mutually agreeable terms are reached.

      The term of the agreement is five years but may be terminated by either party on 60 days written notice.

  Agreement with Auburn University

      In June 2000, we entered into an agreement with Auburn University to review certain technologies developed at Auburn to gauge their potential for successful commercialization. Under the agreement, Auburn may grant us an exclusive, 12-month royalty-free license option agreement for these technologies.

      The term of the agreement is five years but may be terminated by either party on 60 days written notice.

  Agreement with California Institute of Technology

      In June 2000, we entered into an agreement with California Institute of Technology (also known as Caltech) to review its intellectual property and technologies to gauge their potential for successful commercialization. Under the agreement, California Institute of Technology may grant us a 12-month exclusive, royalty-free license option agreement for these technologies.

      The term of the agreement is five years but may be terminated by either party on 60 days written notice.

  Agreement with Dartmouth College

      In December 2000, we entered into an agreement with Dartmouth College to review its selected intellectual properties and/or new invention disclosures to gauge their potential for successful commercializa-

tion. Under the agreement, Dartmouth College may grant us a 12-month exclusive, royalty-free license option agreement for these technologies.

      The term of the agreement is five years but may be terminated by either party on 60 days written notice.

Evaluation and Acquisition of Technology

      With few exceptions, all technologies developed by university faculty are the property of the universities and are licensed by the university’s research foundations or similar organizations to our portfolio companies for commercialization. To help facilitate the identification of and access to new technology, we have created a Scientific Advisory Council to review technologies developed at universities and laboratories.

      When we assist a new portfolio company to evaluate a new technology, we review the technology to make sure that it meets three criteria:

•	the technology should represent a significant advance over existing technologies;

•	there should be an existing global market for the technology once it is commercialized; and

•	the technology should be socially responsible (i.e., not intended for destructive or harmful purposes).

      If, in our management’s view, a technology meets these criteria, then they will assist the portfolio company in commencing negotiations with the technology developer to arrange for a license. Normally, we seek to acquire on behalf of our portfolio companies a worldwide exclusive license for use in the field of work of acquirers of our portfolio companies. These licenses have an upfront fee, royalty provision, and minimum annual royalties. Pursuant to the terms of our license agreements, all rights to royalties remain with the university that grants the license. The term for most agreements is for the life of the intellectual property underlying the license. Our management will review license agreements and advise portfolio companies as to license terms and requirements. In addition, when we require assistance in evaluating a technology, our management will have the technology reviewed by members of our Scientific Advisory Council.

      Uwe Reischl serves as the executive director of the Scientific Advisory Council. Our Scientific Advisory Council currently consists of the following members:

Name	Title	Expertise

Albert J. Anthony, D.M.D.	Retired	Dentistry and dental equipment.

Günter Blobel, M.D., Ph.D.	Professor, Cell Biology,	Cell biology/Nobel
	Rockefeller University	Prize winner in
Medicine (1999).

Alain M. Boudet, Ph.D.	Professor, University of Paul	Cell and molecular plant
	Sabatier	biology.

Russell Brantman, Ph.D.	Consultant	Systems
Engineering/Vehicle safety
analysis.

Tzann T. Fang, M.D.	Physician, Midwestern Regional	Medical oncology/Internal
	Medical Center	medicine/Hematology.

Walter Kohn, Ph.D.	Professor, University of California	Semiconductors and
Super Conductivity
of materials/Nobel
Prize winner in
Chemistry (1998).

Name	Title	Expertise

Gerald Krueger, Ph.D., CPE	Principal Scientist/Ergonomist,	Human performance enhancement/
	Col. U.S. Army (retired)	Human systems design.
Jean-Marie Lehn, Ph.D.	Professor, College de France,	Nanotechnologies/Nobel
	Strasbourg, France	Prize winner in Chemistry
(1987).

Yun-Fan Liaw, M.D.	Professor, Chang Gung Medical	Gastroenterology/Hepatology.
College

O. Norman Nesheim, Ph.D.	Professor, University of Florida	Pesticide regulation and safety management/Food and water safety with pesticide use.

George Newkome, Ph.D.	Vice President and Dean	Molecular chemistry.
of Research
University of Akron

Charles Proctor, Ph.D., P.E.	Senior Managing Engineer,	Safety and Human
	Exponent, Inc.	Factors Engineering.

Peter Reischl, Ph.D.	Professor, San Jose State	Electrical engineering/
	University	High frequency energy
conversion.

Brian B. Schwartz, Ph.D.	Professor, Graduate School of	Physics and material science.
the City University of New York

Dean Sheppard, M.D.	Professor, University of California	Molecular biology.
— San Francisco

Michael Zaworotko, Ph.D.	Professor, University of	Nanotechnology/
	South Florida	Crystal engineering/
X-ray crystallography.

      In addition to the Scientific Advisory Council, we have in place a European Advisory Council for the purpose of developing business in Europe for us. We are also considering additional strategies for developing business and university alliances in Europe. The Company considers all of its efforts to date to be preliminary. Our European Advisory Council consists of the following members:

Bo Hjelt. Mr. Hjelt was educated at Indiana University, Geneva University (HEC), and IMI Geneva (MBA). He is the Chairman of Corporate Development International, which he founded in 1973. Mr. Hjelt is also the member of several boards of directors, and serves on the Board of the International Federation for Hydrocephalus and Spina Bifida.

Lord Chesham. Lord Chesham was educated at Eton College, Qualified Chartered Accountant. He was the Former Finance Director of Bowater Corporation of Australia. He was appointed Deputy Chief Whip of the House of Lords, 1995-97.

Professor Marcel Crochet, Ph.D. Professor Crochet was educated at the University of Louvain and the University of California at Berkeley. He was appointed Rector of the Catholic University of Louvain-la-neuve in 1995. Prior to this he served as Chairman of the Department of Mechanical Engineering and Dean of Engineering at the University of Louvain. Professor Crochet is the author of 140 scientific publications in the field of fluid mechanics and is on the editorial board of several scientific journals.

Dr. Crochet has also served as the chief executive officer of POLYFLOW Corporation. He has received numerous international awards recognizing his work in technology innovation.

Jonas Lonnroth, M.D. Dr. Lonnroth was educated at Davidson College, N.C. and at the medical facility of the University of Uppsala, Sweden. He completed studies in Russian and law, and is a specialist in ear, nose and throat surgery. Dr. Lonnroth speaks eight languages, and holds a patent in compass technology.

Lupold von Wedel. Mr. von Wedel was educated in Paris at the Institut des Hautes Etudes Internationales and studied law at Freiburg University. He began his business career with Hoechst AG as regional manager. Mr. von Wedel was managing director of Logika AG, a diversified services firm that provides senior management support to industry.

Portfolio Companies

      As of the date of this report, each of our investments in our portfolio companies was for amounts of less than 5% of our total assets. We have controlling interests in each of our portfolio companies and members of our management also serve as officers and directors of each portfolio company. The principal place of business of each portfolio company is located at our executive offices at 202 South Wheeler Street, Plant City, Florida. In addition to our investment, we provide portfolio companies with managerial assistance in completing technology transfers. We have not made loans to any of our portfolio companies. The following is a list of our portfolio companies as of December 31, 2000, with a brief description of their business:

Microsphere Technologies, Inc. is a development stage company that is currently seeking to acquire licenses to new materials science technologies. We own 100% of the common stock of Microsphere Technologies, Inc. We have invested $5,000 in Microsphere Technologies, Inc. as of December 31, 2000. Uwe Reischl is the sole director and president of Microsphere Technologies.

Technology Development, Inc. is a development stage company that is seeking to acquire de-icing technology for roadways and other ground-based surfaces. We own 100% of the common stock of Technology Development, Inc. We have invested $150 in Technology Development, Inc. as of December 31, 2000. Clifford M. Gross is the sole director and president of Technology Development, Inc.

Ocular Technologies, Inc. (formerly Advanced Desalination Technologies, Inc.) is a development stage company that is seeking to acquire eye-scanning technologies. We own 100% of the common stock of Ocular Technologies, Inc. We have invested $150 in Ocular Technologies, Inc. as of December 31, 2000. Uwe Reischl is the sole director and president of Ocular Technologies, Inc.

Doppler Tomography International, Inc. is a development stage company that is seeking to acquire new technologies for the non-invasive analysis of body tissue. We own 100% of the common stock of Doppler Tomography. We have invested $750 in Doppler Tomography as of December 31, 2000. Uwe Reischl is the sole director and president of Doppler Tomography.

XGR Imaging, Inc., is a development stage company that is currently seeking to acquire licenses to new imaging technologies. We own 100% of the issued and outstanding common stock of XGR Imaging, Inc. We have invested $250 in XGR Imaging, Inc. as of December 31, 2000. Uwe Reischl is the sole director and president of XGR Imaging, Inc.

Composite Springs Technologies, Inc. (formerly Advanced Measurement Systems, Inc.) is a development stage company that is currently seeking to acquire licenses to new material science technologies. We own 100% of the common stock of Composite Springs Technologies, Inc. We have invested $250 in Composite Springs Technologies, Inc. as of December 31, 2000. Uwe Reischl is the sole director and president of Composite Springs Technologies, Inc.

Voice Tech Worldwide, Inc., is a development stage company that is seeking to acquire a license to information management technologies. Pursuant to the terms of the technology license agreement between the Company and the university, the technology that we had licensed reverted back to the university, as we did not sell Voice Tech Worldwide, Inc. We own 100% of the common stock of Voice

Tech Worldwide, Inc. We have invested $229 in Voice Tech Worldwide, Inc. as of December 31, 2000. Uwe Reischl is the sole director and president of Voice Tech Worldwide, Inc.

Universal Keypad, Inc., is a development stage company that is seeking to acquire a license to advanced interface technologies. Pursuant to the terms of the technology license agreement between the Company and the inventor, the technology that we had licensed reverted back to the inventor, as we did not sell Universal Keypad, Inc. We own 100% of the common stock of Universal Keypad, Inc. We have invested $250 in Universal Keypad, Inc. as of December 31, 2000. Uwe Reischl is the sole director and president of Universal Keypad, Inc.

      All of the foregoing portfolio companies are privately held and their shares have been valued in good faith by our Board of Directors in lieu of a readily ascertainable market value.

Identifying Acquisition Candidates

      In order to realize a return on our investments in our portfolio companies, we must sell our portfolio companies or the technology and development rights they hold. Based on current federal tax law and industry conditions, it is our policy to sell our portfolio companies to acquirors in merger transactions where we receive shares in the acquiring company in a federal tax-free exchange for all of our shares in our portfolio company. In this manner, all rights to technologies held by our portfolio companies transfer to the acquiror, and the acquiror assumes all obligations under the license agreements. Most of our merger transactions to date have been with private companies whose common stock is not publicly traded. However, as a result of merger transactions, the Company has acquired shares of public companies, including Lexon, Inc., The Quantum Group, Inc., NuElectric Corporation, and Torvec, Inc. Our goal is to engage in merger transactions primarily with public companies.

      As of December 31, 2000, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

      Our management and staff have primary responsibility for locating suitable merger partners. However, we have five independent marketing representatives with diverse backgrounds offering varied expertise for the purpose of assisting us in locating promising prospects for mergers. Our current marketing representatives include: GunnAllen Financial, Schneider Securities, Inc., Dr. Gerald Krueger, Seth Frielich and Dr. Wolfram Weinsheimer. We have entered into agreements with our independent marketing representatives. The agreements provide that a marketing representative will receive a fixed fee or a percentage commission in connection with the sale of a portfolio company to a company that the representative has introduced to us. Included in our agreement with Schneider Securities, Inc. and GunnAllen Financial is a reciprocal agreement that requires that they pay UTEK a 10% success fee, based on all stock-based compensation and/or related services, if UTEK introduces a company to Schneider Securities, Inc. or GunnAllen Financial that engages them to perform investment banking or related services. The Company will also receive a fee of 10% of investment banking fees not to include any brokerage commissions and/or non-accountable expenses received as allowed by the National Association of Securities Dealers (NASD).

      Transactions that we have completed include the following:

  Gentest, Inc./Lexon, Inc.

      In May 1998, Gentest, Inc. a portfolio company, merged with Lexon, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 1,000,000 unregistered shares of Lexon common stock and Lexon acquired ownership of Gentest, Inc. which had acquired the exclusive license to develop, manufacture and market a blood test that will potentially allow for the early screening of colon cancer and certain types of ovarian and testicular cancers. Lexon is developing this blood test for general laboratory use. The prototype blood test kit requires additional evaluation and testing and cannot be sold in the United States. The blood test kit requires FDA approval before it can be sold in the United States. Lexon is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol LXXN. As of December 31, 2000, we owned 924,973 shares of Lexon common stock, which represents approximately 11.9% of the issued and outstanding common stock of Lexon as of December 31, 2000.

  Image Analysis Corporation/Image Analysis, Inc.

      In January 1999, Image Analysis Corporation, a portfolio company, merged with Image Analysis, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 879,300 unregistered shares of common stock of Image Analysis, Inc. As a result of the merger, Image Analysis, Inc. holds the exclusive license, patented in the United States and other countries, to a new technology for producing color magnetic resonance images, or MRI, from existing MRI scanners. Image Analysis, Inc. is currently funding research and development of this new technology. The research is being conducted at Brenau University in Georgia under the direction of Dr. Keith Brown, the inventor of the technology. Image Analysis, Inc. is a privately held company. As of December 31, 2000, we owned 879,300 shares of common stock of Image Analysis, Inc., which represents approximately 11.3% of the issued and outstanding common stock of Image Analysis, Inc. as of December 31, 2000.

  E. Coli Measurement Systems, Inc./Centrex, Inc.

      In May 1999, E. Coli Measurement Systems, Inc., a portfolio company, merged with Centrex, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 900,000 unregistered share of Centrex, Inc. common stock. Centrex has acquired the exclusive license to a new technology for the detection of E. Coli bacteria in food and water. In July 1999, E. Coli Measurement Systems, Inc. entered into a licensing and sponsored research agreement with the University of California regarding an E. Coli detection technology. The technology was developed at the Los Alamos National Laboratory and may be useful for the rapid detection of E. Coli in food and water. As a result of two transactions, we owned 1,584,000 shares of Centrex common stock at December 31, 2000, which represents approximately 19.9% of the issued and outstanding common stock of Centrex as of December 31, 2000.

  Advanced Reinforcing Technologies, Inc./Nubar, Inc.

      In May 1999, Advanced Reinforcing Technologies, Inc., a portfolio company, merged with Nubar, Inc., a development stage Oklahoma corporation (formerly Nucor Enterprises, Inc.). In connection with the merger, we received 900,000 unregistered shares of common stock of Nubar, Inc. Nubar, Inc. is involved with the development of new materials for rebuilding and enhancing the infrastructure of roads and bridges. Pursuant to the merger, Nubar, Inc. acquired the exclusive license for a new carbon fiber composite rebar building technology developed at Cornell University. In addition, Advanced Reinforcing Technologies established a sponsored research program for further development of its technology. Nubar, Inc. is a privately held company. As of December 31, 2000, we owned 900,000 shares of common stock of Nubar, Inc. which represents approximately 15.0% of the issued and outstanding common stock of Nubar, Inc. as of December 31, 2000.

  Clean Water Technologies, Inc./NuElectric Corporation

      In June 1999, our portfolio company Clean Water Technologies, Inc., merged with NuElectric Corporation, a development stage Delaware corporation. NuElectric is in the business of acquiring, developing and marketing new technologies for conserving energy and protecting the environment. In connection with the merger, we received 791,957 unregistered shares of NuElectric common stock. As a result of the merger, NuElectric acquired the exclusive license to a new technology for removing arsenic from water. As of December 31, 2000, we owned 1,037,957 shares of NuElectric common stock, which represents approximately 22.0% of the issued and outstanding common stock of NuElectric as of December 31, 2000.

  Safe Water Technologies, Inc./Centrex, Inc.

      In September 1999, Safe Water Technologies, Inc., a portfolio company, merged with Centrex, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 684,000 unregistered shares of Centrex, Inc. common stock. As a result of the merger, Centrex holds an exclusive license to a new technology developed at the University of South Florida for the automated detection of Cryptosporidium and Giardia in water. Centrex is a privately held development stage company. As a result of two transactions, we owned 1,584,000 shares of Centrex common stock at December 31, 2000, which represents approximately 19.9% of the issued and outstanding common stock of Centrex as of December 31, 2000.

  Cancer Diagnostics, Inc./Lexon, Inc.

      In January 2000, Lexon, Inc. purchased all of the issued and outstanding stock of Cancer Diagnostics, Inc., one of our portfolio companies, for $200,000. Under the terms of the Agreement and subsequent extensions granted to Lexon, Inc. by us, we have received $170,000. Lexon, Inc was not able to meet the December 31, 2000 deadline for payment on the remaining balance; therefore we granted them an additional extension. We expect to receive the remaining $30,000 plus interest of approximately $9,000 by March 31, 2001.

  Digital Personnel, Inc./Graphco-DPI Holding Company

      In March 2000, Digital Personnel, Inc., a portfolio company, merged with Graphco-DPI Holding Company, a wholly-owned subsidiary of Graphco Technologies, Inc., a development stage New Jersey corporation. In connection with the merger, we received 100,799 unregistered shares of common stock of Graphco Technologies, Inc. Graphco Technologies, Inc. is involved with the development of personal identification technology and software solutions for computer aided maintenance and support. As a result of the merger, Graphco Technologies, Inc. acquired the exclusive worldwide license to technology for new software designed to produce human likenesses that should be able to simulate conversation for e-commerce applications. Graphco Technologies, Inc. is a privately held company. As of December 31, 2000, we owned 100,799 shares of common stock of Graphco Technologies, Inc., which represents approximately 0.6% of the issued and outstanding common stock of Graphco Technologies, Inc. as of December 31, 2000.

  Advanced Recycling Sciences, Inc./The Quantum Group, Inc.

      In June 2000, Advanced Recycling Sciences, Inc., a portfolio company, merged with The Quantum Group, Inc., a development stage Nevada corporation. In connection with the merger, we received 931,000 unregistered shares of common stock of The Quantum Group, Inc. The Quantum Group, Inc is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol QTMG. The Quantum Group, Inc. provides technology for recycling vehicular tires. As a result of the merger, Quantum acquired the worldwide license to a technology for a method of reclamation of scrap-vulcanized rubber using supercritical fluids. As of December 31, 2000, we owned 931,000 shares of common stock of The Quantum Group, Inc., which represents approximately 8.2% of the total issued and outstanding common stock of The Quantum Group, Inc. as of December 31, 2000.

  Zorax, Inc./NuElectric Corporation

      In September 2000, our portfolio company Zorax, Inc. merged with NuElectric Corporation, a development stage Delaware corporation. NuElectric is in the business of acquiring, developing and marketing new technologies for conserving energy and protecting the environment. In connection with the merger, we received 546,000 unregistered shares of NuElectric common stock. As a result of the merger, NuElectric acquired an exclusive license to a technology for the separation of cystic parasitic forms from water. NuElectric is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol NRGE. As of December 31, 2000, we owned 1,037,957 shares of NuElectric common stock, which represents approximately 22.0% of the issued and outstanding common stock of NuElectric as of December 31, 2000.

  Ice Surface Development, Inc./Torvec, Inc.

      In November 2000, Ice Surface Development, Inc., a portfolio company, merged with Torvec, Inc., a development stage New York corporation. Torvec , Inc., is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol TOVC. In connection with the merger, we received 1,068,354 unregistered shares of common stock of Torvec, Inc. Torvec, Inc. is a developer of highly advanced automotive technologies. As a result of the merger, Torvec, Inc. acquired the exclusive worldwide license to a technology that acts as an electronic system for modifying ice adhesion. As of December 31, 2000, we owned 1,068,354 shares of common stock of Torvec, Inc., which represents approximately 4.8% of the issued and outstanding common stock of Torvec, Inc. as of December 31, 2000.

  Technology Development, Inc./The Quantum Group, Inc.

      In February 2001, Technology Development, Inc., a portfolio company, merged with The Quantum Group, Inc., a development stage Nevada corporation. In connection with the merger, we received 1,446,153 unregistered shares of common stock of The Quantum Group, Inc. The Quantum Group, Inc is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol QTMG. The Quantum Group, Inc. provides technology for recycling vehicular tires. As a result of the merger, Quantum acquired the worldwide license to a technology for ground surface application of a novel ice adhesion modification technology. As of February 2001, we owned 2,377,153 shares of common stock of The Quantum Group, Inc., which represents approximately 18.5% of the total issued and outstanding common stock of The Quantum Group, Inc.

Determination of Net Asset Value

      We determine the net asset value per share of our common stock quarterly. The net asset value per share of common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

      Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities. Restricted and unrestricted publicly traded stocks may also be valued at discounts due to the size of our investment or market liquidity concerns.

      The Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

      Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in estimated value are recorded in the Company’s Statements of Operations as “Net realized and unrealized gains (losses).”

      We have retained Bolten Financial Consulting, Inc. to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. In 2000, we paid Bolten Financial Consulting, Inc. a total of $36,930 for its valuation services.

Portfolio Transactions

      The capital stock we receive from portfolio companies is expected to be acquired primarily in private transactions negotiated directly with the portfolio company or an affiliate. Our management will continue to be principally responsible for conducting negotiations with respect to our investments in portfolio companies.

      In addition to securities of public companies that we receive as a result of mergers by our portfolio companies, we may invest a portion of our other assets in the publicly traded securities of public companies. Such investments and other investments that are not “qualifying assets” may not exceed 30% of the value of our total assets at the time of any such investment.

      Based on the amount of existing available funds together with the proceeds from our recent offering, it is not likely that we will be able to acquire securities in a large number of companies. As a result, our investments will not be substantially diversified. Furthermore, the technologies that our portfolio companies acquire have been, and are expected to be, sold primarily to early stage and other smaller public companies. Accordingly, the securities we receive upon the merger of our portfolio companies will not be diversified among companies at various stages of development and we will not derive the benefits, which may arise from making multi-tiered investments.

Fundamental Policies

      We do not contemplate issuing senior securities. We will not issue senior securities except in accordance with restrictions imposed by Section 61 of the 1940 Act, which require, among other things, asset coverage in the amount of at least 200% of our net assets. Further, we may issue more than one class of senior securities and warrants, options or other profit sharing arrangements, subject to the provisions set forth in Section 61. We will not sell securities short or on margin, write puts or calls or purchase or sell commodities or commodity contracts. We may from time to time sell some of the securities we receive in consideration for stock for our portfolio companies in exchange for real estate, which may be subject to mortgages. The amount of assumed mortgages will not exceed 15% of our net assets. We will not underwrite the issuance of securities of other companies. We will not purchase real estate mortgage loans. We will limit the amount of money we borrow to 30% of our net assets. Where necessary, we may make loans to or additional investments in portfolio companies to protect our initial investment and we will continue to invest in restricted securities of portfolio companies. We will not make loans to our portfolio companies, which in the aggregate exceed 25% of our net assets. We may concentrate our investments in a particular industry or group. However, we do not intend to concentrate on investments in one industry.

      Our Board of Directors has adopted the following policies regarding investments in portfolio companies. These policies include:

•	limiting the amount of our total investment in any single portfolio company to $500,000 or 10% of our net assets, whichever is less;

•	not permitting a portfolio company to commit significant amounts of the funds we have invested towards payment to third parties for the acquisition of the rights to a technology or the further development of a technology, until we have an agreement in place to resell the technology or to merge the portfolio company with an acquiring company or at least an executed letter of intent for a merger or sale; and

•	limiting the investment in new portfolio companies that we will merge with private companies such that our total investment in our portfolio companies that have merged with private companies does not exceed 10% of our total net assets measured as of the date of our Initial Public Offering (IPO).

      We contemplate that, based on existing federal tax law, most sales of our portfolio companies will be structured as merger transactions where we will receive common stock in the acquiror in exchange for all our shares in our portfolio company.

Regulation Under the 1940 Act

      We have elected to be regulated as a BDC under the 1940 Act. A BDC is a special type of closed-end, non-diversified investment company regulated by the 1940 Act. The Small Business Investment Incentive Act of 1980 (which we refer to as the Incentive Act) modified the provisions of the 1940 Act applicable to a BDC. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities (as defined under the 1940 Act). The following is a brief description of certain provisions of the 1940 Act, as modified by the Incentive Act, and is qualified in its entirety by reference to the full text of the 1940 Act, the Incentive Act and the rules thereunder.

      Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and making available significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its equity securities or have filed a registration statement with the Commission pursuant to Section 12 of the Exchange Act; (iii) be operated for the purpose of investing in the securities of certain types of portfolio companies, namely, development-stage or emerging companies and businesses suffering or just recovering from financial distress; (iv) make available significant managerial assistance generally to such portfolio companies; (v) have a majority of directors who are not “interested persons” (as defined in the 1940 Act), and (vi) file a proper notice of election with the Commission.

      An eligible portfolio company is generally a domestic company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; (ii) is actively controlled by the BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the Commission. Control under the 1940 Act is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

      The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to certain prescribed qualifying assets and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consists of qualifying assets. Qualifying assets include:

•	privately acquired securities of companies that were eligible portfolio companies at the time such BDC acquired their securities;

•	securities of bankrupt or insolvent companies;

•	securities of eligible portfolio companies controlled by a BDC;

•	securities received in exchange for or distributed on or with respect to any of the foregoing, and

•	cash items, government securities and high-quality short-term debt.

      The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities directly from either the portfolio company or their officers, directors or affiliates.

      We are permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if our asset coverage, as defined in the 1940 Act, is at least 200% after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50% of our net assets). If the value of our net assets, as defined, were to increase through the issuance of additional capital stock or otherwise, we would be permitted under the 1940 Act to issue additional senior securities. We have no senior securities outstanding and have no current intention of issuing any senior securities although we may do so in the future.

      We may sell our securities at a price that is below the net asset value per share only (i) after a majority of our disinterested directors has determined that such a sale would be in our best interests and the best interests of our stockholders, and (ii) upon the approval by the holders of a majority of our outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such a policy or practice within one year prior to such sale. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates the market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the phrase “majority of our outstanding voting securities” means the vote of (i) 67% or more of our common stock present at a meeting, if the holders of more than 50% of our outstanding common stock are present or represented by proxy, or (ii) more than 50% of our outstanding common stock, whichever is less.

      Many of our transactions with our affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the Incentive Act are now permissible upon the prior approval of a majority of our disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons with whom we are associated, including our directors, officers, and employees, may still require the prior approval of the SEC. In general:

•	any person who owns, controls or holds power to vote more than 5% of our outstanding common stock;

•	any director, executive officer or general partner of that person; and

•	any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of our disinterested directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving us or any company under our control. The 1940 Act generally does not restrict transactions between a company and its portfolio companies.

      While a BDC may change the nature of its business so as to cease being a BDC or, under certain circumstances, to change its business purpose, it may do so only if authorized by a majority vote (as defined in the 1940 Act) of its outstanding voting securities. We are entitled to change our non-diversification status without stockholder approval. Should we lose our status as a BDC, we would become subject to more stringent regulation under the 1940 Act if we did not become exempt from 1940 Act regulation.

Income Tax Matters

      For Federal and state income tax purposes, we are taxed at regular corporate rates on ordinary income and recognize gains on distributions of appreciated property. We are not entitled to the special tax treatment available to most regulated investment companies because, among other reasons, we do not distribute at least 90% of “investment company taxable income” as required by the Code for such treatment. Distributions of cash or property by us to our stockholders, if any, will be taxable as dividends only to the extent that we have current or accumulated earnings and profits. Distributions in excess of current or accumulated earnings and profits will be treated first as a return of capital to the extent of the holder’s tax basis and then as gain from the sale or exchange of property. Each investor is urged to consult with his or her tax advisor concerning the Federal, state and local, and foreign tax consequences of an investment in our company.

Competition

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

Risk Factors

      Our quarterly results could fluctuate.

      The Company’s quarterly operating results could fluctuate due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market as it relates to our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly results are not necessarily indicative of the Company’s performance in future quarters.

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

      Our portfolio companies depend upon the research and development activities of universities and laboratories, over which neither we nor our portfolio companies have any control.

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

      Neither our portfolio companies nor we have any control over the pace of technology development. There is a significant risk that a portfolio company could acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments. We cannot assure you that any of our portfolio companies will successfully acquire, develop and transfer any new technology.

      The patents on the technologies that our portfolio companies license may infringe upon the rights of others and patent applications that universities or laboratories have filed may not be granted.

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

      Technologies that have been developed with funding from the United States government may have limits on their use, which could affect the value of the technology to a portfolio company.

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

      We may need to make additional investments in our portfolio companies to provide them with capital to further develop licensed technologies.

      We may have to make additional investments in portfolio companies to protect our initial investments. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio company and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

      We may be unable or decide not to make additional investments in our portfolio companies which could result in our losing our initial investment if the portfolio company fails. Our ownership and control may be diluted if a portfolio company obtains additional funds from third party investors.

      Our agreement with the underwriters restricts the size of our investment in any single portfolio company and, as a result, could prohibit an additional investment in a portfolio company in the event that our initial investment represented 10% or more of our assets. Even if we are able to make an additional investment in a portfolio company within the prescribed limits, we may elect not to make an additional investment in a portfolio company in order to limit the size of our investment, which is at risk. It is also our policy not to make loans to our portfolio companies, which in the aggregate exceed 25% of our net assets. Therefore, if a portfolio company requires additional funds to continue operating, and we cannot or choose not to make an additional investment, our investment in the portfolio company may decline in value. In addition, to the extent that a portfolio company seeks additional financing from third parties, our ownership interest and control of the portfolio company may be diluted.

      The securities we hold in our portfolio companies are illiquid and we may not be able to sell the portfolio company securities we hold for amounts equal to their recorded value, if at all.

      Our portfolio companies are all private entities and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are restricted securities, as defined under the Securities Act of 1933 (the “1933 Act”) and are subject to restrictions on resale. Furthermore, we do not anticipate that a public market will exist for any of the securities we hold in our portfolio companies. Therefore, any sale or other transfer of the securities we hold in portfolio companies will be made in private transactions and we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them.

      We are dependent on merger transactions, structured as tax-free exchanges to sell our portfolio companies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce or eliminate our ability to sell portfolio companies.

      We do not anticipate selling any of our portfolio companies, except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell our portfolio companies on commercially reasonable terms. If we are unable to successfully sell a portfolio company in a merger transaction, we may lose our investment.

      We have been dependent on a small number of companies controlled by the same investor group for the purchase of our portfolio companies. We have only limited experience selling our portfolio companies and of the eleven transactions that we have completed, six have been with companies controlled by the same group of investors.

      At December 31, 2000, we have completed only eleven transactions, including ten mergers and one stock sale, wherein we sold portfolio companies to other companies and six of these sales have been made to companies that are controlled by the same investor group. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sales of our portfolio companies in the future.

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

      As of December 31, 2000, six out of the eleven consummated transactions have been with “merger parties” controlled by a similar group of investors. The value of these investments represented approximately 19% of our total net assets as of December 31, 2000.

      We are dependent upon our management’s ability to identify acquirors for our portfolio companies.

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

      We are dependent upon and have little or no control over the efforts of companies that acquire our portfolio companies to successfully commercialize the acquired technologies.

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

      The companies that have merged with our portfolio companies to date are development stage companies and, as a result, the value of the securities that we receive in such merger transactions is subject to significant fluctuations.

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

      Our investments in our portfolio companies may be concentrated in one or more industries and if these industries should decline or fail to develop as expected our investments will be lost.

      Our investments in our portfolio companies may be concentrated in one or more industries. This concentration will mean that our investments will be particularly dependent on the development and performance of those industries. Accordingly, our investments may not benefit from any advantages, which might be obtained with greater diversification of the industries in which our portfolio companies operate. If those industries should decline or fail to develop as expected, our investments in our portfolio companies in those industries will be subject to loss.

      Our investments in our portfolio companies are not made on a multi-tiered basis and are subject to loss.

      Substantially all of our portfolio companies are early stage companies. We may make substantial investments in our portfolio companies to enable them to conduct initial research, development and acquisition activities. These investments are not made in companies at different stages of development and, accordingly, our investments do not benefit from any advantages, which might be obtained by making investments on a multi-tiered basis. We cannot assure you that any or all of our portfolio companies will find or acquire new technologies. If any or all of them do find or acquire new technologies, we cannot give you any assurance that the portfolio companies will be able to find suitable merger partners or other suitable purchasers of the technologies. As a result, any or all of our portfolio companies may use the proceeds of our investments to pay the costs and expenses of researching, developing or acquiring technologies.

      We generally receive equity securities of the companies that acquire our portfolio companies, rather than cash. We record revenues from these transactions; however, the securities that we receive will be subject to restrictions on resale, which will limit our ability to sell these securities and attain liquidity.

      The securities that we receive in exchange for our portfolio companies will be subject to restrictions on resale, which will limit our ability to sell these securities.

      As of December 31, 2000, all of the securities we have received in exchange for our portfolio companies are “restricted securities,” as such term is defined under Rule 144. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the 1933 Act or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive the recorded value of our portfolio company securities in merger transactions.

      We may not be able to merge our portfolio companies with publicly traded entities and may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

      As of December 31, 2000, we have completed eleven sales of portfolio companies. Of these sales, six have been to public companies, and the remainder have been to non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquiror’s shares, we may be deemed to be an affiliate of the acquiror which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized therefrom. The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

      The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

      At December 31, 2000 and December 31, 1999, respectively, equity securities amounting to $5,949,582 or 70.4% of net assets and $2,594,931 or 79.0% of net assets, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. See “Determination of Net Asset Value” and our financial statements. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

      Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

      We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of December 31, 2000 we have granted 240,000 options to purchase shares of our common stock to certain officers and employees. We have also reserved an additional 510,000 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

      We depend upon Clifford M. Gross and Uwe Reischl for our investment decisions in portfolio companies.

      We rely, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman of the Board, Clifford M. Gross, and our President Uwe Reischl. Our management is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities, to maintain our access to new technologies, and their relationships with companies in the private sector in order to effectuate the sale of our portfolio companies.

      Any transactions we engage in with affiliates may involve conflicts of interest.

      The 1940 Act restricts transactions between the Company and any of our affiliates, including our officers, directors or employees and principal stockholders. In many cases, the 1940 Act prohibits transactions between such persons and ourselves unless we first apply for and obtain an exemptive order from the SEC. Delays and costs in obtaining necessary approvals may decrease or even eliminate any profitability of such transactions or make it impracticable or impossible to consummate such transactions. These affiliations could cause circumstances that would require the SEC’s approval in advance of proposed transactions by us in portfolio companies. Further, depending upon the extent of our management’s influence and control with respect to such portfolio companies, the selection of the affiliates of management to perform such services may not be a disinterested decision, and the terms and conditions for the performance of such services and the amount and terms of such compensation may not be determined in arm’s-length negotiations.

      We have a limited amount of funds available for investment in portfolio companies and as a result, our investments will lack diversification.

      Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments could have a material adverse effect on our financial condition.

      We are subject to government regulations because of our status as a business development company.

      We have elected to be treated as a BDC under the Incentive Act, which modified the 1940 Act. Although the Incentive Act relieves BDCs from compliance with many of the provisions of the 1940 Act, the Incentive Act imposes on BDCs greater restrictions on permitted types of investments. Moreover, the applicable provisions of the 1940 Act impose numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. We cannot assure you that this legislation will be interpreted or administratively implemented in a manner consistent with our objectives and manner of operations. Upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we elect to withdraw our election, or if we otherwise fail to qualify as a BDC, we may be subject to substantially greater regulation under the 1940 Act. Compliance with such regulations would significantly increase our costs of doing business.

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

      Our management has limited experience operating a business, has had no experience in managing and operating a business development company, and has little or no experience in corporate finance and corporate mergers.

      The members of our management have been engaged in the operation of our business for a short period of time and so have limited experience. Some of our directors and executive officers only have experience in science and research. Furthermore, we commenced operations as a business development company in June 2000 and so our directors and executive officers have only had experience operating a business development company since June 2000. In addition, our management has had limited experience in the areas of corporate finance and corporate mergers.

      Our management has broad discretion in investing the proceeds from our recent offering.

      Subject to our fundamental policies, our management has broad discretion in the application of the proceeds of our recent IPO. We intend to invest the majority of the net proceeds of the IPO as either initial or additional investments in our portfolio companies. Accordingly, purchasers of our securities must rely on the ability of management in making portfolio investments consistent with our objectives. Investors will not have the opportunity to evaluate personally the relevant economic, financial and other information that will be utilized by management in deciding whether or not to make a particular investment.

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

      Clifford M. Gross, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 52% of our common stock as of December 31, 2000. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

Forward-Looking Statements

      The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the risk factors described above.

Item  2.     Properties

      Our principal office is located at 202 S. Wheeler Street, Plant City, Florida. Our lease for approximately 2700 square feet of office space at that location expires in March 2002. We believe our office space is suitable for our needs for the foreseeable future.

Item  3.     Legal Proceedings

      Neither the Company nor any of its property are a party to or are the subject of any legal proceedings.

Item  4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the year ended December 31, 2000.

PART II

Item  5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Computershare Trust Company Inc., 12039 W. Alameda Parkway, Suite Z-2, Lakewood, CO 80228, 303-986-5400, serves as transfer agent for the Company’s common stock. Certificates to be forwarded should be mailed directly to the transfer agent, preferably by registered mail.

      The Company’s shares of common stock began to trade on the Nasdaq SmallCap Market on October 25, 2000, under the symbol “UTOB”. The Company had approximately 500 shareholders at December 31, 2000. The net asset value per share of the Company’s common stock at December 31, 2000, was $2.24. The following table reflects the high and low closing prices per share of the Company’s common stock on the Nasdaq SmallCap Market for various periods.

	High	Low

October 25, 2000 — October 31, 2000	$6.31	$6.00

November 1, 2000 — November 30, 2000	$6.25	$6.00

December 1, 2000 — December 31, 2000	$6.25	$5.56

      For the fiscal years ended December 31, 2000 and 1999, the Company did not declare or pay dividends.

      We have never declared or paid any dividends to the holders of our common stock and we do not anticipate paying dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the expansion of our business and for general corporate purposes. Our Board of Directors will have sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our ability to pay dividends in the future could be limited or prohibited by regulatory requirements and the terms of financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Item  6.     Selected Financial Data

      The following table presents our summary consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2000, 1999, 1998, and 1997. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this report.

	Year Ended December 31,

	2000	1999	1998	1997

Consolidated Statement of Operations Data:

Income from operations	$4,576,814	$1,315,373	$381,843	$—

Expenses	1,883,868	728,322	213,437	5,115

Income (loss) before income taxes	2,692,946	587,051	168,406	(5,115)

Provision for income taxes	1,018,334	301,190	62,450	—

Net income (loss) from operations	1,674,612	285,861	105,956	(5,115)

Net realized and unrealized gains (losses)	(551,912)	122,919	611,000	—

Net increase (decrease) in net assets from operations	$1,122,700	$408,780	$716,956	$(5,115)

Net increase (decrease) in net assets from operations per share:

Basic	$.38	$.15	$.31	$(.00)

Diluted	$.38	$.15	$.31	$(.00)

Weighted average shares:

Basic	2,968,018	2,682,420	2,304,691	2,070,494

Diluted	2,968,720	2,682,420	2,304,691	2,070,494

	December 31,

	2000	1999	1998	1997

Balance Sheet Data:

Investments at fair value	$5,949,582	$2,594,931	$1,300,000	$—

Cash and cash equivalents	3,952,280	1,007,229	418,178	139

Total assets	10,088,666	4,205,345	1,805,795	31,708

Total liabilities	1,633,664	920,892	440,148	—

Net assets	8,455,002	3,284,453	1,365,647	31,708

Item  7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

General

      Our primary business is to make investments in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by exchanging stock in our portfolio companies for cash and other assets we will use to acquire licenses to additional technologies. We believe that we will be able to achieve our objectives by concentrating on investments in companies which we believe are likely to benefit from our management’s expertise in technology transfer.

      The income that we derive from our investments in our portfolio companies consists of both cash and equity securities that we receive upon disposition of our portfolio companies. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

      The Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

      Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in estimated value are recorded in the Company’s Statements of Operations as “Net realized and unrealized gains (losses)” during the period of change.

      We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. In 2000, we paid Bolten Financial Consulting, Inc. a total of $36,930 for its valuation services.

      Our expenses include salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. Sales and marketing costs include license and sponsored research fees, as well as advertising, commissions, travel and other expenses that vary with revenues. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

      We used an equity-based method of compensating certain outside service providers during 1998 and 1999. Those costs are reflected in the general and administrative costs of the statement of operations. Some service agreements were for periods in excess of one year and any remaining value was recorded as a prepaid expense for the period.

      On October 25, 2000 the Company completed its IPO of 1,000,000 shares of its common stock at $6.00 per share to raise additional equity to support its growth strategy. The net proceeds of the offering were $4,047,849.

Financial Condition

      The Company’s total assets were $10,088,666 and its net assets were $8,455,002 at December 31, 2000, compared to $4,205,345 and $3,284,453 at December 31, 1999 respectively.

      Net asset value per share (“NAV”) was $2.24 at December 31, 2000, compared to $1.18 at December 31, 1999. Net assets increased by $5,170,549 in 2000 and by $1,918,806 in 1999.

      Among the significant changes that affected total assets, net assets and NAV during 2000 were:

•	Five technology transfers valued at $4,501,584, with one in particular being valued in excess of $2,100,000

•	Initial Public Offering being successfully completed with net proceeds of $4,047,849

      The Company’s common shares outstanding as of December 31, 2000 were 3,782,226, compared to 2,782,226 at December 31, 1999. The Company’s outstanding shares were increased as a result of the successful completion of our IPO.

      The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity stakes that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At December 31, 2000, $3,438,602 or 34% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized depreciation, after income tax effect, was $(217,845); the remaining $2,510,980 or 25% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized appreciation, after income tax effect, was $376,137. See Note 2 to the Consolidated Financial Statements under Item 8.

      At December 31, 1999, $1,025,013 or 24% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized appreciation, after income tax effect, was $350,735; the remaining $1,569,918 or 37% of the Company’s total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation, after income tax effect, was $383,184. The increase in the value of publicly traded securities from $1,025,013 in 1999 to $3,438,602 in 2000 is primarily owing to the three technology transfer transactions with NuElectric Corporation; The Quantum Group, Inc.; and Torvec, Inc., with the value of one transfer being in excess of $2,100,000.

      A summary of the Company’s investment portfolio is as follows:

	Year Ended December 31,

	2000	1999

Investments, at cost	$5,695,788	$1,418,212

Unrealized appreciation, before income tax	253,794	1,176,719

Investments, at fair value	$5,949,582	$2,594,931

      Following an initial investment in a portfolio company, the Company may make additional investments in such investee or subsequent acquirer in order to: (1) increase its ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve the Company’s proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the investee’s intellectual capital or (5) attempt to preserve or enhance the value of the Company’s investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the investee company and the Company’s investment or could result in a missed opportunity for the Company to participate to a greater extent in an investee’s successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private investee portfolio companies. However there can be no assurance that the Company will have liquid capital. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with Business Development Company (BDC) requirements, even though the follow-on investment opportunity appears attractive.

      The following table is a summary of the Company’s capital investments made in its portfolio companies during the year ended December 31, 2000:

Capital Investments Made in Portfolio Companies:	Amount

Ocular Technologies, Inc.	$150

Composite Springs Technologies, Inc.	250

Doppler Tomography International, Inc.	150

XGR Imaging	250

Universal Keypad, Inc.	250

Voice Tech Worldwide, Inc.	229

Microsphere Technologies, Inc.	5,000

Technology Development, Inc.	150

Zorax, Inc.(1)	57,150

Ice Surface Technologies, Inc.(2)	185,750

Cancer Diagnostics, Inc.(3)	1,250

Digital Personnel, Inc.(4)	205,000

Advanced Recycling Sciences, Inc.(5)	45,000

Total	$500,579

(1)	Zorax, Inc. merged with NuElectric Corporation on September 21, 2000.
(2)	Ice Surface Technologies, Inc merged with Torvec, Inc. on November 29, 2000.
(3)	Cancer Diagnostics, Inc. was sold to Lexon, Inc. on January 28, 2000.
(4)	Digital Personnel, Inc. merged with Graphco Technologies, Inc. on March 21, 2000.
(5)	Advanced Recycling Sciences, Inc. merged with The Quantum Group, Inc on June 24, 2000.

Of the total capital invested in our subsidiaries during the year ended December 31, 2000, $375,000 was expended on research and development costs, $119,150 on license and consulting fees, both of which are reflected in the Consolidated Statement of Operations as sales and marketing expenses.

Results of Operations

      The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of a Company’s financial performance is the “Net increase in net assets from operations” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between the Company’s income from technology transfers, interest, dividends, fees and other income and its operating expenses, net of applicable income tax provision. The second element is “Net realized gain on investment,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the fair value of the Company’s investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

  Year Ended December 31, 2000 Compared To The Year Ended December 31, 1999

      Income from operations. Income from operations increased 248% to $4,576,814 for the twelve months ended December 31, 2000 from $1,315,373 for the twelve months ended December 31, 1999. The increase in income from operations resulted from completing five technology transfers. As described below, in the twelve months ended December 31, 2000 we sold one portfolio company for $200,000 and completed four tax free mergers in which we received securities valued at $4,301,584, compared to five tax free mergers valued at $1,098,212 for the twelve months ended December 31, 1999. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the

Board of Directors may consider valuation appraisals provided by independent financial experts. In our transactions with:

•	Graphco Technologies, Inc., we received 100,799 shares of common stock of Graphco Technologies, Inc. that were valued at the time of sale at $9.45 per share.

•	Lexon, Inc., we sold one of our portfolio companies for $200,000. Under the terms of the agreement, we received $50,000 on the date of the transaction and a $150,000 promissory note.

•	The Quantum Group, Inc., we received 931,000 shares of common stock of The Quantum Group, Inc. that were valued at the time of sale at $.81 per share.

•	NuElectric Corporation, we received an additional 546,000 shares of common stock of NuElectric Corporation that were valued at the time of sale at $.82 per share.

•	Torvec, Inc., we received 1,068,354 shares of common stock of Torvec, Inc. that were valued at the time of the sale at $2.01 per share.

      Consultation fees decreased to $-0- from $165,000 as of the years ended December 31, 2000 and 1999, respectively. The decrease is the result of the Company not engaging in any consulting service agreements during 2000.

      Expenses. Total operating expenses for the twelve months ended December 31, 2000 were $1,883,868 consisting of salaries and wages of $376,053, professional fees of $309,619, sales and marketing expenses of $780,670, and general and administrative expenses of $417,526. These expenses compared to the $728,322 reported for the twelve months ended December 31,1999, consisting of salaries and wages of $197,125, professional fees of $184,697, sales and marketing expenses of $79,544, and general and administrative expenses of $266,956. The 159% increase in total operating expenses was due to additional expenses incurred in operating as a public company, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B(SM) brand. The 881% increase in sales and marketing expenses was largely due to increased efforts to reach a broader market for technology transfers and the cost of research and development programs funded to consummate those transfers. The 91% increase in salaries and wages reflects increased salary costs from the addition of two full-time Managers of Technology Alliances, an additional full-time Executive Assistant, as well as a full year of our President’s salary. The 68% increase in professional fees is largely due to the cost associated with operating as a public company, reporting requirements of a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and conforming with BDC requirements.

      Net Realized and Unrealized Gains and Income Taxes. Net realized gains on investments amounted to $23,715 for the twelve months ended December 31, 2000 and were generated from the August 2000 sale of 75,027 shares of Lexon, Inc. common stock for $62,037 in cash. There were no realized gains (losses) for the twelve months ended December 31, 1999.

      The net unrealized appreciation of investments decreased by $575,627 for the twelve months ended December 31, 2000, a 568% decrease from the increase in unrealized appreciation of $122,919 for the twelve months ended December 31, 1999. The net unrealized losses consisted of declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the twelve months ended December 31, 2000 related to our investments in Lexon, Inc., NuElectric Corporation, The Quantum Group, Inc., Centrex, Inc. and Nubar, Inc. Our investments in Lexon, Inc., NuElectric Corporation and The Quantum Group, Inc., all publicly traded securities, lost value due to the existing volatile market. Torvec, Inc., however, offset some of the decline with an increase in value in the last quarter. Most of the decline in value occurred in the last two quarters, as the overall market started to decline. Centrex, Inc. and Nubar, Inc. are private companies whose net worth warranted a reduction in the Company’s carrying value.

      The Company’s net realized and unrealized gains can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of the Company’s future performance.

      Our effective tax rate was a provision of 37.8% for the twelve months ended December 31, 2000 compared with a provision of 51.3% for the twelve months ended December 31, 1999. Prior to October 16, 1999, the Company’s business was structured as a limited liability company (“LLC”). The LLC elected to be treated as a partnership under the provisions of Subchapter K of the Internal Revenue Code. Under those provisions, the LLC did not pay corporate income taxes on its taxable income. Instead, the owners of the LLC were individually liable for income taxes on the LLC’s taxable income. As of October 16, 1999, the Company is taxable as a C corporation. Therefore the provision for income taxes for the twelve months ended December 31, 2000 is not comparable to the provision for income taxes for the twelve months ended December 31, 1999.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Income from operations. Income from operations increased 244% to $1,315,373 for the year ended December 31, 1999 from $381,843 for the year ended December 31, 1998. This increase was due to the completion of transactions with four companies in 1999 versus one transaction during the year ended December 31, 1998. In each transaction we received restricted shares in a tax-free exchange for a portfolio company. An independent consultant valued the shares received in each transaction. In our transactions with:

•	Image Analysis, Inc., we received 879,300 shares of common stock of Image Analysis, Inc. The shares were valued at time of sale at $0.25 per share;

•	Nubar, Inc., we received 900,000 shares of common stock of Nubar, Inc. The shares were valued at time of sale at $0.14 per share;

•	Centrex, Inc., we received 1,584,000 shares of common stock of Centrex, Inc. The shares were valued at time of sale at $0.33; and

•	NuElectric Corporation, we received 791,957 shares of common stock of NuElectric. The shares were valued at time of sale at $0.29 per share. Subsequent to this transaction, we exchanged 300,000 NuElectric Corporation shares for 150 shares of Rosbon, Inc. in a private transaction of equal value. As of December 31, 1999 we owned 491,957 shares in NuElectric Corporation

      We also entered into several consulting agreements that generated aggregate revenues of $165,000 for the year ended December 31, 1999 as compared to $55,000 for the year ended December 31, 1998.

      Expenses. Total expenses increased 241% to $728,322 for the year ended December 31, 1999 from $213,437 for the year ended December 31, 1998. Salaries and wages increased 623% to $197,125 for the year ended December 31, 1999 from $27,275 for the year ended December 31, 1998. Professional fees increased as well by 4,595% to $184,697 for the year ended December 31, 1999 from $3,934 for the year ended December 31, 1998. Sales and marketing costs increased 21% to $79,544 from $65,649. General and administrative expenses increased by 129% to $266,956 for the year ended December 31, 1999 from $116,579 for the year ended December 31, 1998. These increases were the result of not being fully operational until May 1998, as well as increases in staff and salaries and the engagement of auditors and other professional service providers necessary to grow our business. We anticipate that these will be reoccurring expenses.

      Net Realized and Unrealized Gains and Income Taxes. The increase in unrealized appreciation of investments declined 80% to $122,919 for the year ended December 31, 1999 versus $611,000 for the year ended December 31, 1998. The value of our investment in Lexon, Inc. declined, while Image Analysis, Inc. and NuElectric Corporation appreciated by a greater amount.

      Our effective tax rate was a provision of 51.3% for the year ended December 31, 1999 compared with a provision of 37.1% for the year ended December 31, 1998. The provision recorded in 1999 was higher primarily as a result of the tax losses generated by UTEK LLC (UTEK LLC was formed on December 31, 1998), which was passed through to its members.

Liquidity and Capital Resources

      Net assets increased 157% to $8,455,002 at December 31, 2000 from $3,284,453 at December 31, 1999, attributable to income from operations less the unrealized depreciation of non-controlled affiliate investments and the successful completion of our IPO in October 2000.

      Our primary source of liquidity and capital through December 31, 2000 was from the issuance of common stock rather than income from operations. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. In total, we have completed three private placement transactions resulting in proceeds of $530,453 in 1998 and $1,305,807 in 1999. In 2000, we completed the Company’s IPO with net proceeds of $4,047,849 (after deducting offering costs of $375,362 incurred in 1999). On December 31, 2000 we had $3,952,280 in cash and cash equivalents and $39,975 in notes payable to bank. Based upon our anticipated capital needs for operations, general corporate purposes, and future research and development agreements with universities to complete technology transfer transactions, management believes that the net proceeds received from the IPO will be sufficient to meet our funding requirements for at least 12 months.

      On September 13, 2000 the Company secured a $150,000 revolving line of credit with a local financial institution. Advances under the line of credit bear interest at the financial institution’s prime rate, (9.5% at December 31, 2000). The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director and a shareholder. The Company had used $39,975 of the credit line for operations at December 31, 2000.

Impact of New Accounting Standards

      In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. Adoption of Statement No. 133 is not expected to have a significant effect on the Company’s financial position or results of operations.

Item  7A.     Quantitative and Qualitative Disclosure About Market Risk

      The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at “fair value” as defined in the 1940 Act and in the applicable regulations of the SEC. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See “Investments” in the notes to Consolidated Financial Statements.

      Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has exposure to public-market price fluctuations to the extent of its publicly traded portfolio.

      The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.

      Because there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company’s portfolio is subject to the estimate of the Company’s Board of Directors in accordance with the Company’s Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company’s consolidated statements of operations as “Net increase (decrease) in unrealized appreciation of non-controlled affiliate investments” in the period of change.

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risks exposure.

      Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poor’s or the Moody’s equivalents; and/or

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

      At December 31, 2000 our cash and cash equivalents consisted primarily of demand deposits and money market funds held by a large institution in the U.S.

Item  8.     Financial Statements and Supplementary Data

UTEK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      The following reports and consolidated financial schedules of UTEK Corporation are filed herewith and included in response to Item 8.

      Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

UTEK Corporation

      We have audited the accompanying consolidated balance sheets of UTEK Corporation, including the schedules of investments, as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2000, and selected per share data and ratios for each of the four years in the period ended December 31, 2000. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the physical inspection of securities owned as of December 31, 2000 and 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of UTEK Corporation at December 31, 2000 and 1999, and the consolidated results of its operations, its cash flows and changes in its net assets for each of the three years in the period ended December 31, 2000, and the selected per share data and ratios for each of the four years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Tampa, Florida

February 13, 2001

UTEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2000	1999

ASSETS

Investments in non-controlled affiliates (cost $5,695,788 and $1,418,212 at December 31, 2000 and 1999, respectively)	$5,949,582	$2,594,931

Cash and cash equivalents	3,952,280	1,007,229

Deferred offering costs	—	375,362

Prepaid expenses and other assets	110,331	147,085

Fixed assets, net	76,473	80,738

TOTAL ASSETS	10,088,666	4,205,345

LIABILITIES

Notes payable to bank	39,975	—

Accrued expenses	101,901	114,453

Deferred income taxes	1,491,788	806,439

TOTAL LIABILITIES	1,633,664	920,892

NET ASSETS	$8,455,002	$3,284,453

Commitments and Contingencies

Composition of net assets:

Common stock, $.01 par value, 19,000,000 shares authorized; 3,782,226 and 2,782,226 shares issued and outstanding at December 31, 2000 and 1999, respectively	$37,822	$27,822

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—

Additional paid in capital	6,173,859	2,136,010

Accumulated income:

Accumulated net operating income	2,061,314	386,702

Net realized gain on investments, net of income taxes	23,715	—

Net unrealized appreciation of investments, net of deferred income taxes (Note 4)	158,292	733,919

Net assets	$8,455,002	$3,284,453

Net asset value per share	$2.24	$1.18

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2000	1999	1998

Income from operations:

Sale of technology rights	$4,501,584	$1,098,212	$320,000

Consulting fees	—	165,000	55,000

Investment income, net	75,230	52,161	6,843

	4,576,814	1,315,373	381,843

Expenses:

Salaries and wages	376,053	197,125	27,275

Professional fees	309,619	184,697	3,934

Sales and marketing	780,670	79,544	65,649

General and administrative	417,526	266,956	116,579

	1,883,868	728,322	213,437

Income before income taxes	2,692,946	587,051	168,406

Provision for income taxes (Note 4)	1,018,334	301,190	62,450

Net income from operations	1,674,612	285,861	105,956

Net realized and unrealized gains (losses):

Net realized gain on investment, net of income tax expense of $14,312	23,715	—	—

Increase (decrease) in unrealized appreciation of non-controlled affiliate investments, net of deferred tax expense (benefit) of $(347,298), $73,800 and $369,000 for 2000, 1999 and 1998, respectively (Note 4)	(575,627)	122,919	611,000

Net increase in net assets from operations	$1,122,700	$408,780	$716,956

Net increase in net assets from operations per share:

Basic	$.38	$.15	$.31

Diluted	$.38	$.15	$.31

Weighted average shares:

Basic	2,968,018	2,682,420	2,304,691

Diluted	2,968,720	2,682,420	2,304,691

Unaudited pro forma information:

Net increase in net assets from operations before pro forma effect of change in Company’s tax structure	$1,122,700	$408,780	$716,956

Pro forma effect of change in tax structure	—	78,794	—

Pro forma increase in net assets from operations	$1,122,700	$487,574	$716,956

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2000	1999	1998

Operating Activities:

Net increase in net assets from operations	$1,122,700	$408,780	$716,956

Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:

Increase (decrease) in net unrealized appreciation of investments	922,925	(196,719)	(980,000)

Deferred income taxes	685,349	374,989	431,450

Services rendered for stock	—	204,219	86,550

Depreciation	19,251	14,046	4,181

Gain on sale of investments	(38,027)	—	—

Changes in operating assets and liabilities:

Prepaid expenses and other assets	36,754	(499,687)	8,809

Accrued expenses	(12,552)	105,755	8,698

Net cash provided by operating activities	2,736,400	411,383	276,644

Investing Activities:

Investment securities received for sale of portfolio companies	(4,301,585)	(1,098,212)	(320,000)

Proceeds received on sale of investments	62,037	—	—

Purchases of fixed assets	(14,987)	(29,927)	(69,038)

Net cash used in investing activities	(4,254,535)	(1,128,139)	(389,038)

Financing Activities:

Proceeds from short term borrowings	140,975	—	—

Repayments on short-term borrowings	(101,000)	—	—

Net proceeds from issuance of common stock	4,423,181	1,305,807	530,433

Net proceeds from issuance of common stock warrants	30	—	—

Net cash provided by financing activities	4,463,186	1,305,807	530,433

Increase in cash and cash equivalents	2,945,051	589,051	418,039

Cash and cash equivalents at beginning of year	1,007,229	418,178	139

Cash and cash equivalents at end of year	$3,952,280	$1,007,229	$418,178

Supplemental Cash Flow Information:

Cash paid for interest	$1,699	$—	$—

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31

	2000	1999	1998

Changes in net assets from operations:

Net income from operations	$1,674,612	$285,861	$105,956

Net realized gain on sale of investments	23,715	—	—

Change in net unrealized appreciation of investments, net of related deferred taxes	(575,627)	122,919	611,000

Net increase in net assets from operations	1,122,700	408,780	716,956

Capital stock transactions:

Common stock issued for cash	4,047,819	1,305,807	530,433

Common stock warrants issued for cash	30	—	—

Common stock issued for services	—	204,219	86,550

Net increase in net assets from stock transactions	4,047,849	1,510,026	616,983

Net increase in net assets	5,170,549	1,918,806	1,333,939

Net assets at beginning of year	3,284,453	1,365,647	31,708

Net assets at end of year	$8,455,002	$3,284,453	$1,365,647

See accompanying notes

UTEK CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2000

	Original
	Date of		Original
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates — 70.4%
924,973	5/98	Lexon, Inc. — publicly traded over the counter development stage enterprise — 1.8%; developer of health care technology	$295,991	$147,996
879,300	1/99	Image Analysis, Inc., privately held — 16.8%; medical and hospital equipment developer	219,825	1,424,466
1,584,000	5/99	Centrex, Inc., privately held — 0%; developer of water and purification methodologies	522,720	—
900,000	5/99	Nubar, Inc., privately held — 0.6%; developer of construction materials	126,000	51,300
1,037,957	6/99	NuElectric Corporation, publicly traded over the counter — 7.1%; environmental services	590,388	602,015
150	11/99	Rosbon, Inc., privately held — 1.0%; real estate development	87,000	82,852
100,799	3/00	Graphco Technologies, Inc., privately held — 11.3%; developer of e-commerce technologies	952,362	952,362
931,000	6/00	The Quantum Group, Inc., publicly traded over the counter — 2.9%; tire recycling methodologies	754,110	242,060
1,068,354	11/00	Torvec, Inc., publicly traded over the counter — 28.9%; advanced automotive technologies	2,147,392	2,446,531

		TOTAL INVESTMENTS — 70.4%	$5,695,788	$5,949,582

		Cash and other assets, less liabilities — 29.6%		2,505,420

		Net assets at December 31, 2000 — 100%		$8,455,002

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of December 31, 2000, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc. and The Quantum Group, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144.

See accompanying notes

UTEK CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 1999

	Original
	Date of		Original
Shares	Acquisition		Cost	Value

		Common Stock in non-controlled affiliates — 79.0%

1,000,000	5/98	Lexon, Inc., publicly traded over the counter development stage enterprise — 21.9%; developer of health care technology	$320,000	$720,000

879,300	1/99	Image Analysis, Inc., privately held — 23.1%; medical and hospital equipment developer	219,825	756,198

1,584,000	5/99	Centrex, Inc., privately held — 15.9%; developer of water purification methodologies	522,720	522,720

900,000	5/99	Nubar, Inc., privately held — 3.8%; developer of construction materials	126,000	126,000

491,957	6/99	NuElectric Corporation, publicly traded over the counter — 9.3%; environmental services	142,667	305,013

150	11/99	Rosbon, Inc., privately held — 5.0%; real estate development	87,000	165,000

		TOTAL INVESTMENTS — 79.0%	$1,418,212	$2,594,931

		Cash and other assets, less liabilities — 21.0%		689,522

		Net Assets at December 31, 1999 — 100%		$3,284,453

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of December 31, 2000, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144.

See accompanying notes

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Significant Accounting Policies

  The Company

      We are a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

      We commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation.

      As a BDC, we must be primarily engaged in the business of furnishing capital and managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such companies are termed “portfolio” companies.

      The Company invests in portfolio companies that management believes are positioned to benefit from the acquisition of new technology. The Company’s investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities and/or government research facilities. The Company provides portfolio companies with managerial assistance in technology transfer. Technology transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company also may make additional investments to fund continued research and development of the acquired technologies.

      The Company seeks “merger partners” for portfolio companies, whereby the Company receives common stock in the merger partner in a non-taxable exchange for shares of the portfolio company. The Company generally seeks merger partners that are in the early stages of development. The merger partners normally have little or no prior operating history.

  Principles of Consolidation

      The consolidated financial statements include the results of operations of UTEK Corporation and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation. Portfolio companies are consolidated with the Company prior to the exchange of their shares with a merger partner.

  Segment Disclosures

      Management considers the Company as operating in only one segment, the transfer of new technologies through the sale of portfolio companies. The Company has no assets or significant operations established outside the United States.

  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Nature of Business and Significant Accounting Policies — (Continued)

  Investments

      Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

      The Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

      Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities.

  Cash and Cash Equivalents

      The Company considers all highly liquid fixed income investments with maturities of three months or less to be cash equivalents.

  Income Taxes

      The Company does not qualify as a Regulated Investment Company for income tax purposes. Therefore, the Company is taxed as a regular corporation for federal and state income tax purposes.

  Revenue Recognition

      Effective January 1, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements. The adoption of SAB 101 has no impact on the Company’s financial statements.

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

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Nature of Business and Significant Accounting Policies — (Continued)

  Fixed Assets

      Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

  Stock Based Compensation

      The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and has adopted the disclosure-only option under Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123).

  Concentrations of Credit Risk

      Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company invests its excess available funds primarily in U.S. Government backed securities. The Company’s customers are typically located in the United States.

  Research and Development

      Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. For the year December 31, 1999, the Company incurred no such costs. For the year ended December 31, 2000 the Company incurred $375,000 in such costs, which is classified as sales and marketing expense in the consolidated statements of operations.

  Impact of New Accounting Standards

      In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. The Company is currently studying the future effects of adopting this statement. Adoption of statement No. 133 is not expected to have a significant effect on the Company’s financial position or results of operations.

2.  Investments

      Equity securities at December 31, 2000 and December 31, 1999, (70.4% and 79.0% of net assets, respectively) were valued at fair value as determined by the Board of Directors, in the absence of readily ascertainable market values.

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

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Investments — (Continued)

      As of December 31, 2000 and December 31, 1999, the Company had established eight and seven portfolio companies, respectively, with net assets of $740 and $133,000, respectively, which are included in other assets.

      On January 28, 1999, the Company sold its Image Analysis Corporation portfolio company to Image Analysis, Inc. for 879,300 shares of Image Analysis, Inc. common stock in a non-taxable exchange.

      On May 31, 1999, the Company sold its E. Coli Measurement Systems, Inc. portfolio company to Centrex, Inc. for 900,000 shares of Centrex, Inc. common stock in a non-taxable exchange.

      On May 28, 1999, the Company sold its Advanced Reinforcing Technologies, Inc. portfolio company to Nubar, Inc. for 900,000 shares of Nubar Inc. common stock in a non-taxable exchange.

      On June 30, 1999, the Company sold its Clean Water Technologies, Inc. portfolio company to NuElectric, Inc. for 791,957 shares of NuElectric Corporation common stock in a non-taxable exchange.

      On September 17, 1999, the Company sold its Safe Water Technologies, Inc. portfolio company to Centrex, Inc. for 684,000 shares of Centrex, Inc. common stock in a non-taxable exchange.

      On November 12, 1999, the Company acquired 150 shares of common stock in Rosbon, Inc. in exchange for 300,000 shares of its NuElectric, Inc. stock in a non-taxable exchange

      On January 28, 2000, the Company sold its Cancer Diagnostic, Inc. portfolio company to Lexon, Inc. for $200,000. The Company received $50,000 in cash and a promissory note for $150,000, $120,000 of which was paid to the Company during the year.

      On March 21, 2000, the Company sold its Digital Personnel, Inc. portfolio company to a subsidiary of Graphco Technologies, Inc. (“GTC”) for 100,799 shares of GTC common stock in a non-taxable exchange.

      On June 24, 2000, the Company sold its Advanced Recycling Sciences, Inc. portfolio company to The Quantum Group, Inc. for 931,000 unregistered shares of The Quantum Group, Inc. common stock in a non-taxable exchange.

      On September 21, 2000, the Company sold its Zorax, Inc. portfolio company to NuElectric Corporation for 546,000 unregistered shares of NuElectric Corporation common stock in a non-taxable exchange.

      On November 29, 2000, the Company sold its Ice Surface Development, Inc. portfolio company to Torvec, Inc. for 1,068,354 unregistered shares of Torvec, Inc. common stock in a non-taxable exchange.

3.  Fixed Assets

      Fixed assets consist of the following:

	December 31

	2000	1999

Computer Equipment	$69,727	$54,741

Furniture and Fixtures	26,268	26,268

Leasehold Improvements	17,955	17,955

	113,950	98,964

Less accumulated depreciation	(37,477)	(18,226)

	$76,473	$80,738

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Income Taxes

      Prior to October 14, 1999, the Company’s business was structured as a limited liability company (“LLC”). The LLC elected to be treated as a partnership under the provisions of Subchapter K of the Internal Revenue Code. Under those provisions, the LLC did not pay corporate income taxes on its taxable income. Instead, the owners of the LLC were individually liable for income taxes on the LLC’s taxable income. The LLC’s subsidiaries, including UTEK Holdings and UTEK Corporation, were all taxed as C corporations.

      On October 14, 1999, the Company restructured its business, whereby the members of the LLC contributed their membership interests to the Company, a newly created corporation. As a result, all of the LLC’s assets, including the stock of its subsidiaries, were transferred to the Company and the LLC was dissolved. In addition, UTEK Holdings and UTEK Corporation were liquidated into the Company. As of October 14, 1999, the Company is taxable as a C corporation.

      The Company accounts for income taxes under FASB No. 109, “Accounting for Income Taxes” (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      The components of the income tax provision on operations, excluding income taxes on realized and unrealized appreciation of investments, are as follows:

	Year Ended December 31

	2000	1999	1998

Current:

Federal	$—	$—	$—

State	—	—	—

	$—	$—	$—

Deferred:

Federal	867,428	257,168	53,322

State	150,906	44,022	9,128

	1,018,334	301,190	62,450

	$1,018,334	$301,190	$62,450

      A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31

	2000	1999	1998

Tax at U.S. statutory rate	$915,601	$199,597	$57,258

State taxes, net of federal benefit	98,217	29,057	6,210

Valuation allowance	—	—	(1,925)

LLC loss deductible by members	—	71,193	—

Other	4,516	1,343	907

	$1,018,334	$301,190	$62,450

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Income Taxes — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31

	2000	1999

Noncurrent deferred tax asset:

Net operating loss carryforward	$601,553	$107,741

Other	203	203

	601,756	107,944

Current deferred tax liability:

Other Investments in non-controlled	(2,123)	—

affiliates	(2,091,421)	(914,383)

Net deferred tax liability	$(1,491,788)	$(806,439)

      SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance was not necessary as of December 31, 2000 and 1999.

      At December 31, 2000, the Company has available net operating loss carryforwards of approximately $1,600,000, which expire in years 2012, 2018, 2019 and 2020.

      On a pro forma basis, if the Company were a taxable entity for all periods, the Company would have recognized the benefit of additional taxable losses in 1999 of approximately $209,000. The unaudited 1999 pro forma tax provision on operations, presented as if the Company were a taxable entity for all periods presented and calculated in accordance with SFAS NO. 109, are as follows:

Year Ended
December 31
1999

Current income tax provisions	$—

Deferred income tax provision	222,396

$222,396

      A reconciliation of the differences between the 1999 pro forma effective income tax rate and the pro forma statutory federal tax rate follows:

Year Ended
December 31
1999

Tax at U.S. statutory rate	$199,597

State taxes, net of federal benefit	21,456

Valuation allowance	—

Other	1,343

$222,396

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Stockholder’s Equity

      Transactions in common stock for the three years ended December 31, 2000 were as follows:

			Additional
Common Stock	Shares	Par Value	Paid-in Capital

Balance at January 1, 1998	2,116,334	$21,164	$15,659

Private placement — May 14, 1998	207,068	2,070	308,532

Private placement — July 25,1998	96,400	964	218,867

Issued for services	34,600	346	86,204

Balance at December 31, 1998	2,454,402	24,544	629,262

Private placement — April 12, 1999	281,424	2,814	1,302,993

Issued for services	46,400	464	203,755

Balance at December 31, 1999	2,782,226	$27,822	$2,136,010

Initial public offering — October 25, 2000	1,000,000	10,000	4,037,849

Balance at December 31, 2000	3,782,226	$37,822	$6,173,859

      Pursuant to the IPO agreement, the Company issued 100,000 warrants on October 25, 2000 at $.0003 to the underwriter, to purchase an equal number of shares of the Company’s common stock. These warrants are exercisable over the next four years at $9.90 per share. The warrants expire on October 25, 2005.

6.  Stock Compensation, Employment Agreements and Stock Options

      The Company accounts for stock grants to employees in exchange for services in accordance with APB No 25, “Accounting for Stock Issued to Employees”. Stock grants to non-employees in exchange for services are accounted for in accordance with FAS 123, “Accounting for Stock-Based Compensation”. Expenses related to stock grants to employees and non-employees during fiscal 2000, 1999, and 1998 amounted to $0, $204,000, and $78,700, respectively.

      Effective September 1, 1999, the Company entered into five year employment agreements with its CEO and President providing for an annual base salary of $150,000 and $100,000, respectively, for their services.

      The Company adopted an incentive stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, the Company is authorized to issue options to purchase up to 500,000 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 250,000 shares of the Company’s common stock. Under the 2000 Plan, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. The per share exercise price of each stock options granted under the 1999 Plan and the 2000 Plan must be equal to the quoted fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. At December 31, 2000, 190,000 options from the 1999 Plan had been granted and 50,000 options from the 2000 Plan had been granted.

      In the year ended December 31, 1999, the Company reserved 750,000 shares of common stock for issuance in connection with the stock option plans. At December 31, 1999 no options had been granted. At December 31, 2000, 240,000 options had been granted.

      Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to account for its stock option plan under APB Opinion 25, “Accounting for Stock Issued to Employees,” and

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Stock Compensation, Employment Agreements and Stock Options — (Continued)

adopt the disclosure-only provisions of SFAS No. 123. Under APB 25, no compensation costs were recognized relating to the option grants because the exercise price of the options awarded was equal to the fair market price of the common stock on the dates of grant. Under SFAS No. 123, the net increase in net assets from operations would have been decreased by $80,877, or $0.03 per share, for the year ended December 31, 2000.

      The fair value of each option granted in 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%

Expected volatility	0.469

Risk-free interest	5.77%

Expected term	5 years

      A summary of the Company’s stock option activity, and related information follows:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding — December 31, 1999	—	$—

Granted	240,000	6.30

Exercised	—	—

Canceled/expired	—	—

Outstanding — December 31, 2000	240,000	$6.30

Weighted-average fair value of options granted during the year		$2.89

      Approximately 63,750 options were exercisable at December 31, 2000. The exercise price range of outstanding options at December 31, 2000 follows:

Outstanding	Exercise Price		Exercisable
Options	Range Per Share	Expiration	Options

85,000	$6.00	2005	21,250
5,000	$6.13	2005	5,000
50,000	$6.13	2005	12,500
100,000	$6.60	2005	25,000

240,000			63,750

      The weighted-average remaining contractual life of the outstanding options is approximately five years, and the initial term for options is generally five years.

7.  Commitments and Contingencies

      On September 13, 2000, the Company obtained a revolving line of credit with a local financial institution. This line of credit allows the Company to borrow up to $150,000, with a rate of interest at the institution’s prime rate (9.5% at December 31, 2000). The line of credit is due on demand and is secured by a pledge of a portion of the Company’s investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director, and a shareholder. The current amount due to the bank is $39,975.

      The Company has an operating lease for its corporate office. During fiscal year 2000, 1999, and 1998, rental expense related to this lease was $18,993, $16,937, and $6,932 respectively.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Commitments and Contingencies — (Continued)

      At December 31, 2000, future minimum payments under the operating lease is as follows:

2001	$18,993

2002	4,748

Total	$23,741

8.  Related Party Transactions

      Carl Nisser, one of the Company’s directors, is also associated with the Company’s former counsel, Gersten, Savage & Kaplowitz, LLP, with whom he served in an of counsel capacity. In addition, in connection with the October, 2000 initial public offering, Mr. Nisser received approximately 30% of the fees payable to Gersten, Savage & Kaplowitz, LLP, (approximately $47,000).

      In addition, the Company’s Chief Financial Officer of the Company is Carole Mason. Ms. Mason is also a partner with the accounting firm Myers & Mason, P.A. in Tampa, Florida. In the past year Myers & Mason, P.A. has received $12,000 in fees for services for the Company and holds 14,000 shares of Company stock.

      Sam Reiber, the Company’s General Counsel and a director of the Company, is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $67,000 in compensation during the past fiscal year for services performed for the Company and holds 6,100 shares of Company stock.

9.  Subsequent Events (unaudited)

      In February 2001, Technology Development, Inc., a portfolio company, merged with The Quantum Group, Inc. In connection with the merger, we received 1,446,153 unregistered shares of common stock of The Quantum Group, Inc. The Quantum Group, Inc is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol QTMG. The Quantum Group, Inc. provides technology for recycling vehicular tires. As a result of the merger, The Quantum Group, Inc. acquired the worldwide license to a technology for ground surface application of a novel ice adhesion modification technology.

SELECTED PER SHARE DATA AND RATIOS

	Year Ended December 31

	2000	1999	1998	1997

Per share information

Net asset value, beginning of year	$1.18	$0.56	$.02	$—

Net increase from operations(1)	0.56	0.10	.05	—

Net change in realized and unrealized appreciation/ depreciation on investments (after taxes)	(.87)	(.04)	.23	—

Net increase from stock transactions	1.37	0.56	.26	.02

Net asset value, end of year	$2.24	$1.18	$.56	$.02

Per share market value, end of year	$5.75	$—	$—	$—
Ratios/supplemental data

Net assets, end of year	$8,455,002	$3,284,453	$1,365,647	$31,708

Ratio of expenses to average net assets(2)	32%	31%	31%	32%

Ratio of net income to average net assets	29%	12%	15%	(32)%

Diluted weighted average number of shares outstanding during the year	2,968,720	2,682,420	2,304,691	2,070,494

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.
(2)	Excluding income taxes.

Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item  10.     Directors and Executive Officers of the Registrant

      The information set forth under the caption “ELECTION OF DIRECTORS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item  11.     Executive Compensation

      The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item  12.     Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS,” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item  13.     Certain Relationships and Related Transactions

      The information set forth under the caption “CERTAIN TRANSACTIONS” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

PART IV

Item  14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

1. Financial Statements — The following financial statements of the Company are contained in Item 8 of this Form 10-K:

Balance Sheets — For the fiscal years ended December 31, 2000 and 1999

Statements of Operations — For the fiscal years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows — For the fiscal years ended December 31, 2000, 1999 and 1998

Statements of Changes in Net Assets — For the fiscal years ended December 31, 2000, 1999 and 1998

Schedule of Investments — For the fiscal year ended December 31, 2000 and 1999

Notes to the Financial Statements

Selected Per Share Data and Ratios for the years ended December 31, 2000, 1999, 1998, and 1997

Report of Independent Auditors

2. Financial Statement Schedules were omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3. Exhibits

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)(1)	—	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.
3.(ii)(2)	—	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.
3.(iii)(3)	—	By-Laws of UTEK Corporation.
4.1(4)	—	Form of Representative’s Warrant.
4.2(5)	—	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.
4.3(6)	—	Specimen Common Stock Certificate.
10.1(7)	—	Form of Financial Consulting Agreement between UTEK Corporation and Schneider Securities, Inc.
10.2(8)	—	1999 Incentive Stock Option Plan, as corrected.
10.3(9)	—	2000 Non-Qualified Stock Option Plan, as corrected.
10.4(10)	—	Employment Agreement with Clifford M. Gross.
10.5(11)	—	Employment Agreement with Uwe Reischl.

10.6(12)	—	Agreement dated January 30, 1998 between UTEK Corporation and the University of South Florida.
10.7(13)	—	Master Agreement dated June 18, 1999 between UTEK Corporation and Johns Hopkins University.
10.8(14)	—	Strategic Alliance dated November 3, 1999 between UTEK Corporation and Fraunhofer Institute for Interfacial Engineering and Biotechnology IGB.
10.9(15)	—	Strategic Alliance dated October 18, 1999 between UTEK Corporation and University of Florida.
10.10(16)	—	Services Agreement dated May 18, 1998 between UTEK Corporation and the University of Memphis.
10.11.(17)	—	Consulting Agreement between UTEK Corporation and NuElectric Corporation, dated November 16, 1998.
10.12(18)	—	Consulting Agreement between UTEK Corporation and Darby Group Companies, dated May 3, 1999.
10.13(19)	—	License Agreement dated July 13, 1999 between The Regents of the University of California and E. Coli Measurement Systems, Inc.
10.14(20)	—	License Agreement dated January 1, 1999 between Clean Water Technologies, Inc. and the University of South Florida Research Foundation, Inc.
10.15(21)	—	Sponsored Research Agreement dated February 12, 1999 between Advanced Reinforcing Technologies, Inc. and Cornell University.
10.16(22)	—	License Agreement between Cornell Research Foundation, Inc. and Advanced Reinforcing Technologies, Inc. dated March 1, 1999.
10.17(23)	—	License Agreement dated December 15, 1999 between the California Institute of Technology and Digital Personnel, Inc.
10.18(24)	—	License Agreement dated September 1999 between Safe Water Technologies, Inc. and University of South Florida Research Foundation, Inc.
10.19(25)	—	Strategic Alliance dated December 13, 1999 between UTEK Corporation and Virginia Tech Intellectual Properties, Inc.
10.20(26)	—	Agreement and Plan of Merger dated March 21, 2000 between UTEK Corporation, Digital Personnel, Inc. and Graphco-DPI Holding Company, Inc.
10.21(27)	—	License Agreement dated as of March 28, 2000 between Johns Hopkins University and Zorax, Inc.
10.22(28)	—	Sponsored Research Agreement dated March 31, 2000 between Johns Hopkins University and Zorax, Inc.
10.23(29)	—	Strategic Alliance dated December 23, 1999 between UTEK Corporation and Florida State University Research Foundation.
10.24(30)	—	Strategic Alliance dated March, 23, 2000 between UTEK Corporation and Florida Institute of Technology.
10.25(31)	—	Strategic Alliance dated April 14, 2000 between UTEK Corporation and Sopartec.
10.26(32)	—	Strategic Alliance dated June 1, 2000 between UTEK Corporation and Auburn University.
10.27(33)	—	Commercial Pledge and Security Agreement dated September 13, 2000 between UEK Corporation and The Bank of Tampa.
10.28(34)	—	Merger Agreement dated September 21, 2000 between UTEK Corporation, NuElectric, Inc. and Zorax, Inc.
10.29(35)	—	Merger Agreement dated November 29, 2000 between UTEK Corporation, Torvec, Inc., and Ice Surface Development, Inc.

10.30*	—	Safekeeping Agreement dated December 12, 2000 between UTEK Corporation and Bank of Tampa.
10.31*	—	Corporate Custody Agreement dated November 27, 2000 between UTEK Corporation and Bank of Tampa.
10.32*	—	License Agreement dated as of February 9, 2000 between Dartmouth College and Technology Development, Inc.
10.33*	—	Strategic Alliance dated December 14, 2000 between UTEK Corporation and Dartmouth College.
10.34(36)	—	Merger Agreement dated February 19, 2001, between UTEK Corporation, Technology Development, Inc. and The Quantum Group, Inc.
10.35*	—	Marketing Agreement dated April 15, 1999 between UTEK Corporation and Wolfram Weinsheimer.
10.36*	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Wolfram Weinsheimer.
10.37*	—	Marketing Agreement dated December 8, 1998 between UTEK Corporation and Seth Frielich.
10.38*	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Seth Frielich.
10.39*	—	Marketing Agreement dated January 26, 1999 between UTEK Corporation and Gerald Krueger.
10.40*	—	Amendment dated March 29, 2000 to the Marketing Agreement between UTEK Corporation and Gerald Krueger.
10.41*	—	Marketing Agreement dated November 6, 2000 between UTEK Corporation and GunnAllen Financial.
10.42*	—	Marketing Agreement dated January 10, 2001 between UTEK Corporation and Schneider Securities, Inc.
10.43*	—	Employment Agreement with Charles Pope.
10.44*	—	Extension of Agreement dated January 30, 1998 between UTEK Corporation and the University of South Florida.
24.1	—	Powers of Attorney (included on signature page).
99*	—	Code of Ethics of UTEK Corporation.

*	Filed Herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(5)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(6)	Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(9)	Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(10)	Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(11)	Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(12)	Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(13)	Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(14)	Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(15)	Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(16)	Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(17)	Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(18)	Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(19)	Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(20)	Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(21)	Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(22)	Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(23)	Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(24)	Incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(25)	Incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(26)	Incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(27)	Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(28)	Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(29)	Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(30)	Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(31)	Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(32)	Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(33)	Incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(34)	Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(35)	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000.
(36)	Incorporated by reference to Exhibit 2 to the Company’s report on Form 8-K filed on March 6, 2001.

b.	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

c.	Financial Statement Schedules were omitted, as they are not required or not applicable, or the required information is included in the consolidated financial statements and/or related notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.

UTEK CORPORATION

By:	/s/ CLIFFORD M. GROSS

Clifford M. Gross
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman and Chief Executive Officer	March 15, 2001

/s/ UWE REISCHL Uwe Reischl	President	March 15, 2001

/s/ CAROLE R. MASON Carole R. Mason	Principal Accounting Officer	March 15, 2001

/s/ CHARLES POPE Charles Pope	Chief Financial Officer	March 15, 2001

/s/ SAM REIBER Sam Reiber	Director	March 15, 2001

/s/ STUART M. BROOKS Stuart M. Brooks	Director	March 15, 2001

/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	March 15, 2001

/s/ ARTHUR CHAPNIK Arthur Chapnik	Director	March 15, 2001

/s/ CARL NISSER Carl Nisser	Director	March 15, 2001

/s/ DAVID MICHAEL David Michael	Director	March 15, 2001

EXHIBIT INDEX

      The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.		Description

10.2	—	1999 Incentive Stock Option Plan, as corrected.
10.3	—	2000 Non-Qualified Stock Option Plan, as corrected.
10.30	—	Safekeeping Agreement dated December 12, 2000 between UTEK Corporation and Bank of Tampa.
10.31	—	Corporate Custody Agreement dated November 27, 2000 between UTEK Corporation and Bank of Tampa.
10.32	—	License Agreement dated as of February 9, 2000 between Dartmouth College and Technology Development, Inc.
10.33	—	Strategic Alliance dated December 14, 2000 between UTEK Corporation and Dartmouth College.
10.35	—	Marketing Agreement dated April 15, 1994 between UTEK Corporation and Wolfram Weinsheimer.
10.36	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Wolfram Weinsheimer.
10.37	—	Marketing Agreement dated December 8, 1998 between UTEK Corporation and Seth Frielich.
10.38	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Seth Frielich.
10.39	—	Marketing Agreement dated January 26, 1999 between UTEK Corporation and Gerald Krueger.
10.40	—	Amendment dated March 29, 2000 to the Marketing Agreement between UTEK Corporation and Gerald Krueger.
10.41	—	Marketing Agreement dated November 6, 2000 between UTEK Corporation and GunnAllen Financial.
10.42	—	Marketing Agreement dated January 10, 2001 between UTEK Corporation and Schneider Securities, Inc.
10.43	—	Employment Agreement with Charles Pope.
10.44	—	Extension of Agreement dated January 30, 1998 between UTEK Corporation and the University of South Florida.
99	—	Code of Ethics of UTEK Corporation.