Form 10-Q
period 2001-03-31
UTEK CORP
filed 2001-05-15
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2001
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

On May 9, 2001 there were 3,782,226 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation
Consolidated Balance Sheets

	March 31	December 31
	2001	2000

	(Unaudited)
ASSETS

Investments in non-controlled affiliates (cost $7,163,180 and $5,695,788 at March 31, 2001 and December 31, 2000, respectively)	$7,761,029	$5,949,582

Cash and cash equivalents	3,330,350	3,952,280

Prepaid expenses and other assets	58,502	110,331

Fixed assets, net	76,736	76,473

TOTAL ASSETS	11,226,617	10,088,666

LIABILITIES

Notes payable to bank	—	39,975

Accrued expenses	75,390	101,901

Deferred income taxes	1,942,872	1,491,788

TOTAL LIABILITIES	2,018,262	1,633,664

NET ASSETS	$9,208,355	$8,455,002

Commitments and Contingencies Composition of net assets:

Common stock, $.01 par value, 19,000,000 shares authorized; 3,782,226 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	$37,822	$37,822

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—

Additional paid in capital	6,173,859	6,173,859

Accumulated income:

Accumulated net operating income	2,600,488	2,061,314

Net realized gain on investments, net of income taxes	23,306	23,715

Net unrealized appreciation of investments, net of deferred income taxes	372,880	158,292

Net assets	$9,208,355	$8,455,002

Net asset value per share	$2.43	$2.24

See accompanying notes

UTEK Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31

	2001	2000

Income from operations:

Sale of technology rights	$1,446,153	$1,152,362

Investment income, net	46,382	11,628

	1,492,535	1,163,990

Expenses:

Salaries and wages	103,173	75,042

Professional fees	153,380	74,457

Sales and marketing	235,290	400,631

General and administrative	139,655	39,339

	631,498	589,469

Income before income taxes	861,037	574,521

Provision for income taxes	321,863	216,193

Net income from operations	539,174	358,328

Net realized and unrealized gains (losses):

Net realized loss on investment, net of income tax benefit of $246	(409)	—

Net increase in unrealized appreciation of non-controlled affiliate investments, net of deferred tax expense of $129,467 and $475,962 for 2001 and 2000, respectively	214,588	788,891

Net increase in net assets from operations	$753,353	$1,147,219

Net increase in net assets from operations per share:

Basic	$.20	$.41

Diluted	$.20	$.41

Weighted average shares:

Basic	3,782,226	2,782,226

Diluted	3,803,083	2,782,226

See accompanying notes

UTEK Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31

	2001	2000

Operating Activities:

Net increase in net assets from operations	$753,353	$1,147,219

Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:

Increase in net unrealized appreciation of investments	(387,374)	(1,264,853)

Deferred income taxes	451,084	692,158

Depreciation	5,297	4,681

Loss on sale of investments	655	—

Changes in operating assets and liabilities:

Prepaid expenses and other assets	51,829	(184,332)

Accrued expenses	(26,511)	(38,005)

Net cash provided by operating activities	848,333	356,868

Investing Activities:

Investment securities received for sale of portfolio companies	(1,446,153)	(952,362)

Proceeds received on sale of investments	21,425	—

Purchases of fixed assets	(5,560)	(8,147)

Net cash used in investing activities	(1,430,288)	(960,509)

Financing Activities:

Repayments on short-term borrowings	(39,975)	—

Net cash used in financing activities	(39,975)	—

Decrease in cash and cash equivalents	(621,930))	(603,641)

Cash and cash equivalents at beginning of period	3,952,280	1,007,229

Cash and cash equivalents at end of period	$3,330,350	$403.588

Supplemental Cash Flow Information Cash paid for interest	$582	$—

See accompanying notes

UTEK Corporation
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31

	2001	2000

Changes in net assets from operations:

Net income from operations	$539,174	$358,328

Net realized loss on sale of investments	(409)	—

Change in net unrealized appreciation of investments, net of related deferred taxes	214,588	788,891

Net increase in net assets from operations	753,353	1,147,219

Net increase in net assets	753,353	1,147,219

Net assets at beginning of period	8,455,002	3,284,453

Net assets at end of period	$9,208,355	$4,431,672

See accompanying notes

UTEK Corporation
Financial Highlights
(Unaudited)

	Three Months Ended March 31

	2001	2000

PER SHARE INFORMATION

Net asset value, beginning of period	$2.24	$1.18

Net increase from operations (1)	0.14	0.13

Net change in realized and unrealized apprecia- tion (depreciation) on investments (after taxes)(1)	0.05	0.28

Net assets value, end of period	$2.43	$1.59

Per share market value, end of period	$7.375	$—

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$9,208,355	$4,431,672

Ratio of expenses to average net assets (2)	7%	15%

Ratio of net income to average net assets	9%	9%

Diluted weighted average number of shares outstanding during the period	3,803,083	2,782,226

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

See accompanying notes

UTEK Corporation
Schedule of Investments
March 31, 2001
(Unaudited)

	Original
	Date of		Original
Shares	Acquisition	Common stock in non-controlled affiliates –84.3%	Cost	Value

1,091,973	5/98	Lexon, Inc. – publicly traded over the counter development stage enterprise – 2.6%; developer of health care technology	$313,525	$240,234

879,300	1/99	Image Analysis, Inc., privately held – 15.5%; medical and hospital equipment developer	219,825	1,424,466

1,584,000	5/99	Centrex, Inc., privately held – 0%; developer of water and purification methodologies	522,720	—

900,000	5/99	Nubar, Inc., privately held – 0.3%;

		developer of construction materials	126,000	32,400

1,037,957	6/99	NuElectric, Inc., publicly traded over the counter – 3.4%; environmental services	590,388	311,387

150	11/99	Rosbon, Inc., privately held – 0.9%; real estate development	90,705	82,852

100,799	3/00	Graphco Technologies, Inc., privately held – 7.6%; developer of e-commerce technologies	952,362	697,529

2,377,153	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter – 16.5%; tire recycling methodologies	2,200,263	1,521,378

1,068,354	11/00	Torvec, Inc., publicly traded over the counter – 37.5%; advanced automotive technologies	2,147,392	3,450,783

		TOTAL INVESTMENTS – 84.3%	$7,163,180	$7,761,029

		Cash and other assets, less liabilities – 15.7%		1,447,326

		Net assets at March 31, 2001 – 100%		$9,208,355

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of March 31, 2001, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

•	As of March 31, 2001, the Company owned more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc. and Lexon, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144.

See accompanying notes

UTEK Corporation
Schedule of Investments
December 31, 2000

	Original
	Date of		Original
Shares	Acquisition	Common stock in non-controlled affiliates – 70.4%	Cost	Value

924,973	5/98	Lexon, Inc. – publicly traded over the counter development stage enterprise – 1.8%; developer of health care technology	$295,991	$147,996

879,300	1/99	Image Analysis, Inc., privately held – 16.8%; medical and hospital equipment developer	219,825	1,424,466

1,584,000	5/99	Centrex, Inc., privately held – 0%; developer of water and purification methodologies	522,720	—

900,000	5/99	Nubar, Inc., privately held – 0.6%; developer of construction materials	126,000	51,300

1,037,957	6/99	NuElectric, Inc., publicly traded over the counter – 7.1%; environmental services	590,388	602,015

150	11/99	Rosbon, Inc., privately held – 1.0%; real estate development	87,000	82,852

100,799	3/00	Graphco Technologies, Inc., privately held – 11.3%; developer of e-commerce technologies	952,362	952,362

931,000	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter – 2.9%; tire recycling methodologies	754,110	242,060

1,068,354	11/00	Torvec, Inc., publicly traded over the counter – 28.9%; advanced automotive technologies	2,147,392	2,446,531

		TOTAL INVESTMENTS – 70.4%	$5,695,788	$5,949,582

		Cash and other assets, less liabilities – 29.6%		2,505,420

		Net assets at December 31, 2000 – 100%		$8,455,002

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of December 31, 2000, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

•	As of December 31, 2000 the Company owned more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc. and Advanced Recycling Sciences, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144.

See accompanying notes

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of March 31, 2001 and 2000 and for the three months then ended is Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

      The financial information as of March 31, 2001 and 2000 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of March 31, 2001 and 2000 and for the three months then ended is Unaudited)

Investments – (continued)

      Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities at March 31, 2001 and December 31, 2000 (84.3% and 70.4% of net assets, respectively) as determined by the Board of Directors, in the absence of readily ascertainable fair values.

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

Research and Development

      Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the period ended March 31, 2001 and 2000, the Company had incurred $125,000 and $235,000, respectively, in such costs.

2. Investments

      Equity securities at March 31, 2001 and December 31, 2000, (84.3 % and 70.4% of net assets, respectively) were valued at fair value as determined by the Board of Directors, in the absence of readily ascertainable market values.

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

      As of March 31, 2001 and December 31, 2000, the Company had established seven and eight portfolio companies, respectively, with net assets of $540 and $740, respectively, which are included in other assets.

      On January 28, 2000, the Company sold its Cancer Diagnostic, Inc. portfolio company to Lexon, Inc. for $200,000. The Company received $50,000 in cash and a promissory note for $150,000, $120,000 of which was paid to the Company during the year ended December 31, 2000. During March 2001, Lexon, Inc issued 236,000 unregistered shares of their common stock as payment of the remaining principal and interest.

      On March 21, 2000, the Company sold its Digital Personnel, Inc. portfolio company to a subsidiary of Graphco Technologies, Inc. (“GTC”) for 100,799 shares of GTC common stock in a non-taxable exchange.

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of March 31, 2001 and 2000 and for the three months then ended is Unaudited)

2. Investments – (continued)

      On June 24, 2000, the Company sold its Advanced Recycling Sciences, Inc. portfolio company to Advanced Recycling Sciences (formerly The Quantum Group, Inc.) for 931,000 unregistered shares of Advanced Recycling Sciences, Inc. common stock in a non-taxable exchange.

      On September 21, 2000, the Company sold its Zorax, Inc. portfolio company to NuElectric, Inc. for 546,000 unregistered shares of NuElectric, Inc. common stock in a non-taxable exchange.

      On November 29, 2000, the Company sold its Ice Surface Development, Inc. portfolio company to Torvec, Inc. for 1,068,354 unregistered shares of Torvec, Inc. common stock in a non-taxable exchange

      On February 19, 2001, the Company sold its Technology Development, Inc. portfolio company to Advanced Recycling Sciences, Inc., (formerly known as The Quantum Group, Inc.), for 1,446,153 unregistered shares of Advanced Recycling Sciences, Inc. common stock in a non-taxable exchange.

3. Income Taxes

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

4. Commitments and Contingencies

      On September 13, 2000, the Company obtained a revolving line of credit with a local financial institution. This line of credit allowed the Company to borrow up to $150,000, with a rate of interest at prime. The line of credit was due on demand and was secured by a pledge of a portion of the Company’s investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director, and a shareholder. At December 31, 2000 the balance due was $39,975. In March 2001, the line of credit was paid in full and the credit line was terminated.

5. Subsequent Events

      In April 2001, Watermark Technologies,Inc., a portfolio company, merged with BitzMart, Inc. In connection with the merger, we received 450,000 unregistered shares of common stock of BitzMart, Inc. BitzMart, Inc is a privately held development stage company. BitzMart, Inc. develops technology for Internet-based exchange of intellectual property. As a result of the merger, BitzMart, Inc. acquired the worldwide license to a technology for enhancing the tracking and protection of digitally downloaded information with an embedded audio channel. The value of the consideration was estimated at $1,150,000 based on the Board of Directors valuation as of the closing date of the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

      Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in estimated value are recorded in the Company’s Statements of Income as “Net realized and unrealized gains (losses)” during the period of change.

      We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the three months ended March 31, 2001and 2000 we paid Bolten Financial Consulting, Inc. a total of $12,021 and $7,185 for its valuation services.

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

      Financial Condition

      The Company’s total assets were $11,226,617 and its net assets were $9,208,355 at March 31, 2001, compared to $10,088,666 and $8,455,002 at December 31, 2000 respectively.

      Net asset value per share (“NAV”) was $2.43 at March 31, 2001, compared to $2.24 at December 31, 2000. Net assets increased by $753,353 in the three months ended March 31, 2001 and by $5,170,549 in the year ended December 31, 2000.

      The significant change that effected total assets, net assets and NAV during the quarter ended March 31, 2001 was One technology transfer valued at $1,446,153:

      The Company’s common shares outstanding as of March 31, 2001 and December 31, 2000 were 3,782,226.

      The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity stakes that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At March 31, 2001, $5,523,782 or 50% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized appreciation, after income tax effect, was $169,779; the remaining $2.237.247 or 20% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized appreciation, after income tax effect, was $203,101. See Note 2 to the Consolidated Financial Statements.

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

      Three months ended March 31, 2001 compared to the three months ended March 31, 2000.

      Income from operations. Income from operations increased 28% to $1,492,535 for the three months ended March 31, 2001 from $1,163,990 for the three months ended March 31, 2000. The increase in income from operations resulted from completing a technology transfer. As described below, in the three months ended March 31, 2001 we completed one tax free merger valued at $1,446,153, compared to one sale and one tax free merger valued at $1,152,362 for the three months ended March 31, 2000. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. In our transactions during the three months ended March 31, 2001 with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), on February 19, 2001 we received 1,446,153 shares of common stock of Advanced Recycling Sciences, Inc. that were valued at the time of sale at $1.00 per share. In our transactions during the three months ended March 31, 2000 with Graphco Technologies, Inc. on June 29, 2000 we received 100,799 shares of common stock of Graphco Technologies, Inc. that were valued at the time of sale at $9.45 per share, and with Lexon, Inc., on January 28, 2000 we sold one of our portfolio companies for $200,000.

      Expenses. Total operating expenses for the three months ended March 31, 2001 were $631,498 consisting of salaries and wages of $103,173, professional fees of $153,380, sales and marketing expenses of $235,290, and general and administrative expenses of $139,655. These expenses compared to the $589,469 reported for the three months ended March 31, 2000, consisting of salaries and wages of $75,042, professional fees of $74,457, sales and marketing expenses of $400,631, and general and administrative expenses of $39,339. The 7% increase in total operating expenses was due to additional expenses incurred in operating as a public company, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B(SM) brand. The 41% decrease in sales and marketing expenses was due to the completion of one technology transfer as compared with two for March 31, 2000. The 37% increase in salaries and wages reflects increased salary costs from the addition of two full-time employees, as well as two part-time employees.

The 106% increase in professional fees is largely due to the costs associated with operating and reporting as a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and conforming with BDC requirements. The 255% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, other related costs.

      Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

      Net Realized and Unrealized Gains and Income Taxes. Net realized losses on investments amounted to $409 for the three months ended March 31, 2001 and related to the February 2001 sale of 69,000 shares of its Lexon, Inc. common stock for $21,425 in cash. There were no realized gains (losses) for the three months ended March 31, 2000.

      The net unrealized appreciation of investments increased by $214,588 for the three months ended March 31, 2001, a 73% decrease from the increase in unrealized appreciation of $788,891 for the three months ended March 31, 2000. The net unrealized appreciation consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended March 31, 2001. There were declines in value related to our investments in NuElectric, Inc.; Advanced Recycling Sciences, Inc.; Graphco Technologies, Inc.; and Nubar, Inc. However, the decline from those investments was offset by a larger increase in value related to our investments in Torvec, Inc and Lexon, Inc.

      Net realized and unrealized gains can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

      Our effective tax rate was a provision of 37% for the three months ended March 31, 2001 compared to 38% for the three months ended March 31, 2000, respectively.

Liquidity and Capital Resources

      Net assets increased 9% to $9,208,355 at March 31, 2001 from $8,455,002 at March 31, 2000, attributable to income from operations and the unrealized appreciation of non-controlled affiliate investments.

      Our primary source of liquidity and capital through March 31, 2001 was from the issuance of common stock rather than income from operations. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. In total, we have completed three private placement transactions resulting in proceeds of $530,433 in 1998 and $1,305,807 in 1999. In 2000, we completed the Company’s IPO with net proceeds of $4,047,849. On March 31, 2001 the Company had $3,330,350 in cash and cash equivalents and no notes payable to bank, as compared to December 31, 2000 with $3,952,280 in cash and cash equivalents and $39,975 in notes payable to bank. Based upon our anticipated capital needs for operations, general corporate purposes, and future research and development agreements with universities to complete technology transfer transactions, management believes that the net proceeds received from the IPO will be sufficient to meet our funding requirements for at least 12 months from the date of the IPO.

      On September 13, 2000 the Company secured a $150,000 revolving line of credit with a local financial institution. Advances under the line of credit would bear interest at the financial institutions prime rate. The line of credit was due on demand and was secured by a pledge of a portion of our investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director and a shareholder. The Company paid the note in full and cancelled the line prior to March 31, 2001.

Impact of New Accounting Standards

      In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company adopted the new standard effective January 1, 2001 and it has not had a material effect on the Company’s results of operations or financial position.

Investment Considerations

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

      Our portfolio companies depend upon the research and development activities of universities, over which neither our portfolio companies nor we have any control.

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

      Technologies developed with funds provided by the United States Government have restrictions regarding where they may be sold and have limits on exclusivity. A portfolio company that acquires a technology developed with federal funding may be limited as to where it can sell the technology. The technology may only be allowed to be sold, or manufactured within the United States. In addition, under Section 23 of the United States Code, the Government has the right to use technologies that it has funded regardless of whether the technology has been licensed to a third party. Such regulations may limit the marketability of a technology and therefore reduce the value of the technology to our portfolio companies.

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

      We have been dependent on a small number of companies controlled by the same investor group for the purchase of our portfolio companies. We have only limited experience selling our portfolio companies and of the ten transactions that we have completed, six have been to companies controlled by the same group of investors.

      As of March 31, 2001, we have completed only twelve transactions, including eleven mergers and one stock sale, wherein we sold portfolio companies to other companies and six of these sales have been made to companies that are controlled by the same investor group. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sales of our portfolio companies in the future.

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

      As of March 31, 2001, six out of the twelve consummated transactions have been with “merger parties” controlled by a similar group of investors. The value of these investments represented approximately 18.4% of our total net assets as of March 31,2001.

      We are dependent upon our management’s ability to identify acquirers for our portfolio companies.

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

      The companies that have merged with our portfolio companies are development stage companies and, as a result, the value of the securities that we receive in such merger transactions is subject to significant fluctuations.

      Historically we have merged, and we intend to continue to merge, our portfolio companies with companies in related fields that are development stage companies. As a result, the securities that we receive when we merge a portfolio company are subject to all of the risks associated with securities of development stage companies. The values of these securities may be subject to significant fluctuations. We cannot assure you that when we sell these securities; we will receive the value ascribed to the securities either at the time of acquisition or during subsequent valuation periods.

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

      As of March 31, 2001, all of the securities we have received in exchange for our portfolio companies are “restricted securities,” as such term is defined under Rule 144. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the 1933 Act or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive the recorded value of our portfolio company securities in merger transactions

      We may not be able to merge our portfolio companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

      At March 31, 2001, we have completed twelve sales of portfolio companies. Of these sales, six have been to public companies, and the remainder have been to non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquirer’s shares, we may be deemed to be an affiliate of the acquirer which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized therefrom.

      The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

      At March 31, 2001 and December 31, 2000 respectively, equity securities amounting to $7,761,029 or 84.3% of net assets, $5,949,582 or 70.4% of net assets, respectively, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. See “Determination of Net Asset Value” and our financial statements. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

      Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

      We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of March 31, 2001, we have granted 262,000 options to purchase shares of our common stock to certain officers and employees. We have also reserved an additional 488,000 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

      Based on the amount of our existing available funds, together with the funds being realized from this offering, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments could have a material adverse effect on our financial condition.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

      There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2000.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not Applicable

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable

Item 3. Defaults upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	List of exhibits.

	a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

	3.(i)(1)	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.

	3.(ii)(2)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.

	3.(iii)(3)	By-Laws of UTEK Corporation.

	4.1(4)	Form of Representative’s Warrant.

	4.2(5)	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.

	4.3(6)	Specimen Common Stock Certificate.

	11.0	Computation of Per Share Earnings, see Financial Highlights.

(b)	Reports on Form 8-K.

The Company filed an 8-K on March 6, 2001 regarding the disposition of Technology Development, Inc.

The Company filed an 8-K on April 5, 2001 regarding the disposition of Ice Surface Development, Inc.

The Company file an 8-K on April 27, 2001 regarding the disposition of Watermark Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION

(Registrant)

Date:	5/15/01	/s/ Clifford M. Gross

Clifford M. Gross, Ph.D. CEO
Date:	5/15/01	/s/ Charles L. Pope

Charles L. Pope, CFO

EXHIBITS