Form 10-Q
period 2001-06-30
UTEK CORP
filed 2001-08-14
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2001
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

On August 2, 2001 there were 3,856,212 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Balance Sheets

	June 30	December 31
	2001	2000

	(Unaudited)
ASSETS

Investments in non-controlled affiliates (cost $8,775,519 and $5,695,788 at June 30, 2001 and December 31, 2000, respectively)	$9,542,693	$5,949,582

Cash and cash equivalents	2,859,931	3,952,280

Prepaid expenses and other assets	95,457	110,331

Fixed assets, net	79,809	76,473

TOTAL ASSETS	12,577,890	10,088,666

LIABILITIES

Notes payable to bank	—	39,975

Accrued expenses	63,494	101,901

Deferred income taxes	2,319,591	1,491,788

TOTAL LIABILITIES	2,383,085	1,633,664

NET ASSETS	$10,194,805	$8,455,002

Commitments and Contingencies
Composition of net assets:

Common stock, $.01 par value, 19,000,000 shares authorized; 3,856,212 shares issued and outstanding at June 30, 2001 and 3,782,226 shares issued and outstanding at December 31, 2000, respectively	$38,562	$37,822

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—

Additional paid in capital	6,548,736	6,173,859

Accumulated income:

Accumulated net operating income	3,106,626	2,061,314

Net realized gain on investments, net of income taxes	22,394	23,715

Net unrealized appreciation of investments, net of deferred income taxes	478,487	158,292

Net assets	$10,194,805	$8,455,002

Net asset value per share	$2.64	$2.24

See accompanying notes

UTEK Corporation

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Income from operations:

Sale of technology rights	$1,637,500	$754,110	$3,083,653	$1,906,472

Investment income, net	19,759	5,532	79,507	17,160

	1,657,259	759,642	3,163,160	1,923,632

Expenses:

Salaries and wages	118,398	88,253	221,571	163,295

Professional fees	81,221	26,513	234,601	100,970

Sales and marketing	442,110	124,672	703,140	525,303

General and administrative	195,842	120,483	323,124	159,822

	837,571	359,921	1,482,436	949,390

Income before income taxes	819,688	399,721	1,680,724	974,242

Provision for income taxes	313,550	151,263	635,412	367,456

Net income from operations	506,138	248,458	1,045,312	606,786

Net realized and unrealized gains (losses):

Net realized loss on investment, net of income tax benefit of $550 and $795 for for the three and six months ended June 30, 2001, respectively	(911)	—	(1,321)	—

Net increase in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $60,740 and $193,186 for the three and six months of 2001 and ($110,962) and $365,000 for the three and six months of 2000, respectively	105,607	(638,270)	320,195	150,621

Net increase (decrease) in net assets from operations	$610,834	$(389,812)	$1,364,186	$757,407

Net increase (decrease) in net assets from operations per share:

Basic	$.16	$(.14)	$.36	$.27

Diluted	$.16	$(.14)	$.35	$.27

Weighted average shares:

Basic	3,806,617	2,782,226	3,794,489	2,782,226

Diluted	3,847,088	2,782,226	3,825,153	2,782,226

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30

	2001	2000

Operating Activities:

Net increase in net assets from operations	$1,364,186	$757,407

Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:

Increase in net unrealized appreciation of investments	(556,700)	(515,620)

Deferred income taxes	827,803	732,456

Depreciation	11,027	9,580

Loss on sale of investments	2,116	—

Changes in operating assets and liabilities:

Prepaid expenses and other assets	14,874	(391,956)

Accrued expenses	(38,407)	210,167

Net cash provided by operating activities	1,624,899	802,034

Investing Activities:

Investment securities received for sale of portfolio companies	(3,083,653)	(1,706,472)

Proceeds received on sale of investments	45,126	—

Purchases of fixed assets	(14,363)	(11,056)

Net cash used in investing activities	(3,052,890)	(1,717,528)

Financing Activities:

Proceeds from issuance of common stock	375,617	—

Repayments on short-term borrowings	(39,975)	—

Net cash provided by financing activities	335,642	—

Decrease in cash and cash equivalents	(1,092,349)	(915,494)

Cash and cash equivalents at beginning of period	3,952,280	1,007,229

Cash and cash equivalents at end of period	$2,859,931	$91,735

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30

	2001	2000

Changes in net assets from operations:

Net income from operations	$1,045,312	$606,786

Net realized loss on sale of investments	(1,321)	—

Change in net unrealized appreciation of investments, net of related deferred taxes	320,195	150,621

Net increase in net assets from operations	1,364,186	757,407

Capital stock transactions:

73,986 shares of common stock issued for cash	375,617	—

Net increase in net assets	1,739,803	757,407

Net assets at beginning of year	8,455,002	3,284,453

Net assets at end of period	$10,194,805	$4,041,860

See accompanying notes

UTEK Corporation

Financial Highlights
(Unaudited)

	Six Months Ended June 30

	2001	2000

PER SHARE INFORMATION

Net asset value, beginning of period	$2.24	$1.18

Net increase from operations (1)	0.27	0.22

Net change in realized and unrealized appreciation on investments (after taxes) (1)	.03	0.05

Net increase from stock transactions	0.10

Net assets value, end of period	$2.64	$1.45

Per share closing market price, end of period	$8.00	$—

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$10,194,805	$4,041,860

Ratio of expenses to average net assets (2)	18%	26%

Ratio of net income to average net assets	16%	17%

Diluted weighted average number of shares outstanding during the period	3,825,153	2,782,226

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

See accompanying notes

UTEK Corporation

Schedule of Investments
June 30, 2001
(Unaudited)

	Original
	Date of		Original
Shares	Acquisition		Value	Value

		Common stock in non-controlled affiliates -93.6%

1,013,344	5/98	Lexon, Inc. - publicly traded over the counter development stage enterprise - 2.1%; developer of health care technology	$288,364	$212,802

879,300	1/99	Image Analysis, Inc., privately held - 14.0%; medical and hospital equipment developer	219,825	1,424,466

1,584,000	5/99	Centrex, Inc., privately held - 0%; developer of water and purification methodologies	522,720	—

900,000	5/99	Nubar, Inc., privately held - 0.1%; developer of construction materials	126,000	10,800

1,037,957	6/99	NuElectric, Inc., publicly traded over the counter - 4.0%; environmental services	590,388	404,803

150	11/99	Rosbon, Inc., privately held - 0.7%; real estate development	90,705	75,636

100,799	3/00	Graphco Technologies, Inc., privately held - 4.4%; developer of e-commerce technologies	952,362	449,564

2,377,153	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter - 20.3%; tire recycling methodologies	2,200,263	2,068,123

1,068,354	11/00	Torvec, Inc., publicly traded over the counter - 33.1%; advanced automotive technologies	2,147,392	3,375,999

450,000	4/01	Bitzmart, Inc., privately held - 10.2%; software products	1,156,500	1,039,500

1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter - - 4.7%; biometric technologies	481,000	481,000

		TOTAL INVESTMENTS - 93.6%	$8,775,519	$9,542,693

		Cash and other assets, less liabilities - 6.4%		652,112

		Net assets at June 30, 2001 - 100%		$10,194,805

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2)

•	As of June 30, 2001, all of the securities that we have received in exchange for our portfolio companies (with the exception of Lexon, Inc.) are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc. and Advanced Recycling Sciences, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144, except for those specifically noted.

See accompanying notes

UTEK Corporation
Schedule of Investments
December 31, 2000

	Original
	Date of		Original
Shares	Acquisition		Value	Value

		Common stock in non-controlled affiliates - 70.4%

924,973	5/98	Lexon, Inc. - publicly traded over the counter development stage enterprise - 1.8%; developer of health care technology	$295,991	$147,996

879,300	1/99	Image Analysis, Inc., privately held - 16.8%; medical and hospital equipment developer	219,825	1,424,466

1,584,000	5/99	Centrex, Inc., privately held - 0%; developer of water and purification methodologies	522,720	—

900,000	5/99	Nubar, Inc., privately held - 0.6%; developer of construction materials	126,000	51,300

1,037,957	6/99	NuElectric, Inc., publicly traded over the counter - 7.1%; environmental services	590,388	602,015

150	11/99	Rosbon, Inc., privately held - 1.0%; real estate development	87,000	82,852

100,799	3/00	Graphco Technologies, Inc., privately held - 11.3%; developer of e-commerce technologies	952,362	952,362

931,000	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter - 2.9%; tire recycling methodologies	754,110	242,060

1,068,354	11/00	Torvec, Inc., publicly traded over the counter - 28.9%; advanced automotive technologies	2,147,392	2,446,531

		TOTAL INVESTMENTS - 70.4%	$5,695,788	$5,949,582

		Cash and other assets, less liabilities - 29.6%		2,505,420

		Net assets at December 31, 2000 - 100%		$8,455,002

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2)

•	As of December 31, 2000, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc. and Advanced Recycling Sciences, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144.

See accompanying notes

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of June 30, 2001 and 2000 and for the six month periods then ended is Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information as of June 30, 2001 and 2000 and for the six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of June 30, 2001 and 2000 and for the six month periods then ended is Unaudited)

Investments – (continued)

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities at June 30, 2001 and December 31, 2000 (93.6% and 70.4% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values.

Revenue Recognition

     Effective January 1, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements. The adoption of SAB 101 has no impact on the Company’s financial statements.

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of portfolio companies with unrelated merger partners. The Company records revenue based on the value of the consideration received. In most cases, the consideration received for the rights is the common stock of the purchaser. The common stock received is recorded as an investment at fair value. Revenue derived from consulting services is recognized as earned, over the life of the underlying consulting agreements. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the 6 months ended June 30, 2001 and 2000, the Company incurred $356,000 and $235,000, respectively, in such costs.

Private Placement Memorandum

     On June 5, 2001, the Company completed a private placement of 73,986 unregistered shares of its common stock. Schneider Securities, Inc acted as the placement agent in connection with the private placement. The offering was only made to accredited investors and was exempt from registration under Section 4(2) of the Securities Act of 1933. The aggregate offering price was $475,000 less broker commissions of $55,750 and other related Company costs of $43,633. The net proceeds from the private placement, after paying selling fees and expenses and the Company’s offering costs, are to be used as working capital for the Company, including investments in portfolio companies, either as initial or additional investments.

2. Investments

     Equity securities at June 30, 2001 and December 31, 2000, (93.6 % and 70.4% of net assets, respectively) were valued at fair value as determined by the Board of Directors, in the absence of readily ascertainable market values.

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

     As of June 30, 2001 and December 31, 2000, the Company had established five and eight portfolio companies, respectively, with net assets of $0 and $740, respectively, which are included in other assets.

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

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of June 30, 2001 and 2000 and for the six month periods then ended is Unaudited)

2. Investments – (continued)

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

     On February 19, 2001, the Company sold its Technology Development, Inc. portfolio company to Advanced Recycling Sciences, Inc., (formerly known as The Quantum Group, Inc.) for 1,446,153 unregistered shares of Advanced Recycling Sciences, Inc. common stock in a non-taxable exchange.

     On April 20, 2001, the Company sold its Watermark Technologies, Inc. portfolio company to Bitzmart, Inc. for 450,000 unregistered shares of Bitzmart, Inc. common stock in a non-taxable exchange.

     On May 31, 2001, the Company sold its Micro Sensor Technologies, Inc. portfolio company to Sense Holdings, Inc. for 1,850,000 unregistered shares of Sense Holdings, Inc. common stock in a non-taxable exchange.

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

4. Commitments and Contingencies

     On September 13, 2000, the Company obtained a revolving line of credit with a local financial institution. This line of credit allowed the Company to borrow up to $150,000, with a rate of interest at prime. The line of credit was due on demand and was secured by a pledge of a portion of the Company’s investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director, and a shareholder. At December 31, 2000 the balance due was $39,975. The Company paid the note in full and cancelled the line during the period ended March 31, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

     We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the six months ended June 30, 2001 and 2000, we paid Bolten Financial Consulting, Inc. a total of $14,951 and $7,185, respectively for its valuation services.

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

     On June 5, 2001, the Company closed on a private placement offering of 73,986 unregistered shares of its common stock. Schneider Securities, Inc completed the private placement. The aggregate offering price was $475,000 less broker commissions of $55,750 and other related Company costs of $43,633. The private placement was exempt from registration under section 4(2) of the Securities act of 1933. The net proceeds from the private placement, after paying selling fees and expenses and the Company’s offering costs, are to be used to continue the Company’s investments in portfolio companies, either as initial or additional investments.

     Financial Condition

     The Company’s total assets were $12,577,890 and its net assets were $10,194,805 at June 30, 2001, compared to $10,088,666 and $8,455,002 at December 31, 2000, respectively.

     Net asset value per share (“NAV”) was $2.64 at June 30, 2001, compared to $2.24 at December 31, 2000. Net assets increased by $1,739,803 in the six months ended June 30, 2001 and by $5,170,549 in the year ended December 31, 2000.

     Among the significant changes that affected total assets, net assets and NAV during the quarter ended June 30, 2001 were:

• Two technology transfers valued at $1,637,500

• A private placement of the Company’s common stock which increased net assets by $375,617, after related expenses.

     The Company’s common shares outstanding as of June 30, 2001 and December 31, 2000 were 3,856,212 and 3,782,226, respectively.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity stakes that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At June 30, 2001, $6,542,727 or 52% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized appreciation, after income tax effect, was $520,989; the remaining $2,999,966 of the investments which represents 24% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation, after income tax effect, was ($42,502). See Note 2 to the accompanying consolidated financial statements.

Results of Operations

     The Company accounts for its operations under generally accepted accounting principles for investment companies. On this basis, the principal measure of a Company’s financial performance is the “Net increase in net assets from operations” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between the Company’s income from technology transfers, interest, dividends, fees and other income and its operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investment,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase in unrealized appreciation (depreciation) on investments,” is the net change in the fair value of the Company’s investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     Three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Income from operations. Income from operations increased 118% to $1,657,259 for the three months ended June 30, 2001 from $759,642 for the three months ended June 30, 2000. The increase in income from operations resulted from completing two technology transfers for the three months ended June 30, 2001. As described below, in the three months ended June 30, 2001 we completed two tax free mergers valued at $1,637,500, compared to one tax free merger valued at $754,110 for the three months ended June 30, 2000. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. In our transactions during the three months ended June 30, 2001 with Bitzmart, Inc., on April 20, 2001 we received 450,000 shares of common stock valued at the time of sale at $2.31 per share and with Sense Holdings, Inc. on May 31, 2001 we received 1,850,000 shares valued at the time of sale at $.26. In our transaction during the three months ended June 30, 2000 with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), on June 29, 2000 we received 931,000 shares of common stock that were valued at the time of sale at $.81 per share.

     Expenses. Total operating expenses for the three months ended June 30, 2001 were $837,571 consisting of salaries and wages of $118,398, professional fees of $81,221, sales and marketing expenses of $442,110, and general and administrative expenses of $195,842. These expenses compared to the $359,921 reported for the three months ended June 30, 2000, consisting of salaries and wages of $88,253, professional fees of $26,513, sales and marketing expenses of $124,672, and general and administrative expenses of $120,483. The 133% increase in total operating expenses was due to additional expenses incurred in operating as a public company, completing a second technology transfer, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B(SM) brand. The 255% increase in sales and marketing expenses was due to the completion of two technology transfers as compared with one for June 30, 2000. The 34% increase in salaries and wages reflects increased salary costs from the addition of three full-time employees, as well as one part-time employee. The 206% increase in professional fees is largely due to the costs associated with operating and reporting as a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and conforming with BDC requirements. The 63% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $911 for the three months ended June 30, 2001 and related to sales of 78,629 shares of its Lexon, Inc. common stock for $23,700 in cash during the reporting period. There were no realized gains (losses) for the three months ended June 30, 2000.

     The net unrealized appreciation of investments increased by $105,607 for the three months ended June 30, 2001, versus an increase in unrealized depreciation of $638,270 for the three months ended June 30, 2000. The net unrealized appreciation consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended June 30, 2001. There were declines in value related to our investments in Graphco Technologies, Inc.; Nubar, Inc.; Torvec, Inc; Rosbon, Inc., Bitzmart, Inc. and Lexon, Inc. However, the decline from those investments was offset by a larger increase in value related to our investments in NuElectric, Inc. and Advanced Recycling Sciences, Inc.; .

     Net realized and unrealized gains can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of approximately 38% for the three months ended June 30, 2001 and June 30, 2000.

     Six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Income from operations. Income from operations increased 64% to $3,163,160 for the six months ended June 30, 2001 from $1,923,632 for the six months ended June 30, 2000. The increase in income from operations resulted from completing three technology transfers with substantially more value attributed to such transactions. As described below, in the six months ended June 30, 2001 we completed three tax free mergers valued at $3,083,653, compared to one sale and two tax free mergers valued at $1,906,472 for the six months ended June 30, 2000. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. In our transactions during the six months ended June 30, 2001 with Bitzmart, Inc., on April 20, 2001 we received 450,000 shares of common stock valued at the time of sale at $2.31 per share; with Sense Holdings, Inc., on May 31, 2001 we received 1,850,000 shares valued at the time of sale at $.26 per share; and with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), on February 19, 2001 we received 1,446,153 shares of common stock valued at the time of sale at $1.00 per share. In our transactions during the six months ended June 30, 2000 with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), on June 29, 2000 we received 931,000 shares of common stock that were valued at the time of sale at $.81 per share; with Graphco Technologies, Inc. on March 21, 2001, we received 100,799 shares of common stock in Graphco Technologies, Inc which were valued at the time of sale at $9.45 per share; and with Lexon, Inc. on January 28, 2000 we sold one of our portfolio company for $200,000.

     Expenses. Total operating expenses for the six months ended June 30, 2001 were $1,482,436 consisting of salaries and wages of $221,571, professional fees of $234,601, sales and marketing expenses of $703,140, and general and administrative expenses of $323,124. These expenses compared to the $949,390 reported for the six months ended June 30, 2000, consisting of salaries and wages of $163,295, professional fees of $100,970, sales and marketing expenses of $525,303, and general and administrative expenses of $159,822. The 56% increase in total operating expenses was due to additional expenses incurred in operating as a public company, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B(SM) brand. The 34% increase in sales and marketing expenses was due to additional research and development funded for the three transfers in the six months ended June 30, 2001 as compared to sale and two transfers in the six months ended June 30, 2000. The 36% increase in salaries and wages reflects increased salary costs from the addition of three full-time employees, as well as one part-time employee. The 132% increase in professional fees is largely due to the costs associated with operating and reporting as a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and conforming with BDC requirements. The 102% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $1,321 for the six months ended June 30, 2001 and related to sales of 147,629 shares of its Lexon, Inc. common stock for $45,125 in cash during the reporting period. There were no realized gains (losses) for the six months ended June 30, 2000.

     The net unrealized appreciation of investments increased by $320,195 for the six months ended June 30, 2001, a 113% increase from the increase in unrealized appreciation of $150,621 for the six months ended June 30, 2000. The net unrealized appreciation consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the six months ended June 30, 2001. There were declines in value related to our investments in NuElectric, Inc; Graphco Technologies, Inc.; Nubar, Inc.; Rosbon, Inc., Bitzmart, Inc. However, the decline from those investments was offset by a larger increase in value related to our investments in Advanced Recycling Sciences, Inc., Torvec, Inc and Lexon, Inc.

     Net realized and unrealized gains can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of approximately 38% for the six months ended June 30, 2001 and June 30, 2000.

Liquidity and Capital Resources

     Net assets increased 21% to $10,194,805 at June 30, 2001 from $8,455,002 at December 31, 2000, attributable to income from operations and the unrealized appreciation of non-controlled affiliate investments, as well as the private placement of shares of the Company’s common stock completed in June 2001.

     Our primary source of liquidity and capital through June 30, 2001 was from the issuance of common stock rather than income from operations. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. In total, we have completed four private placement transactions resulting in proceeds of $530,433 in 1998, $1,305,807 in 1999 and $375,617 in 2001. In 2000, we completed the Company’s IPO with net proceeds of $4,047,849. On June 30, 2001 the Company had $2,859,931 in cash and cash equivalents and no notes payable to bank, as compared to December 31, 2000 with $3,952,280 in cash and cash equivalents and $39,975 in notes payable to bank. Based upon our anticipated capital needs for operations, general corporate purposes, and future research and development agreements with universities to complete technology transfer transactions, management believes that the net proceeds received from the IPO and recent private placement will be sufficient to meet our funding requirements for the next 12 months.

     On September 13, 2000 the Company secured a $150,000 revolving line of credit with a local financial institution. Advances under the line of credit would bear interest at the financial institutions prime rate. The line of credit was due on demand and was secured by a pledge of a portion of our investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director and a shareholder. The Company paid the note in full and cancelled the line during the period ended March 31, 2001.

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

     We have been dependent on a small number of companies controlled by the same investor group for the purchase of our portfolio companies. We have only limited experience selling our portfolio companies and of the fourteen transactions that we have completed, six have been to companies controlled by the same group of investors.

     As of June 30, 2001, we have completed only fourteen transactions, including thirteen mergers and one stock sale, wherein we sold portfolio companies to other companies and six of these sales have been made to companies that are controlled by the same investor group. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sales of our portfolio companies in the future.

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

     As of June 30, 2001, six out of the fourteen consummated transactions have been with “merger parties” controlled by a similar group of investors. The value of these investments represented approximately 16.2% of our total net assets as of June 30, 2001.

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

     As of June 30, 2001, all of the securities we have received in exchange for our portfolio companies (with the exception of Lexon, Inc. are “restricted securities,” as such term is defined under Rule 144. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the 1933 Act or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive the recorded value of our portfolio company securities in merger transactions.

     We may not be able to merge our portfolio companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

     At June 30, 2001, we have completed fourteen sales of portfolio companies. Of these sales, eight have been to public companies, and the remainder have been to non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquirer’s shares, we may be deemed to be an affiliate of the acquirer which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized therefrom.

     The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     At June 30, 2001 and December 31, 2000 respectively, equity securities amounting to $9,542,693 or 93.6% of net assets, $5,949,582 or 70.4% of net assets, respectively, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. See “Determination of Net Asset Value” and our financial statements. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

     Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of June 30, 2001, we have granted 322,000 options to purchase shares of our common stock to certain officers and employees. We have also reserved an additional 428,000 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

     Clifford M. Gross, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 50% of our common stock. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2000.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Private Placement Memorandum

     On June 5, 2001, the Company completed a private placement of 73,986 unregistered shares of its common stock. Schneider Securities, Inc acted as the placement agent in connection with the private placement. The offering was only made to accredited investors and was exempt from registration under Section 4(2) of the Securities Act of 1933. The aggregate offering price was $475,000 less broker commissions of $55,750 and other related Company costs of $43,633. The net proceeds from the private placement, after paying selling fees and expenses and the Company’s offering costs, are to be used as working capital for the Company, including investments in portfolio companies, either as initial or additional investments.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 8, 2001. The following directors were elected to continue their terms as director: Clifford M. Gross, Sam Reiber, Stuart Brooks, Kwabena Gyimah-Brempong, Arthur Chapnik, Carl Nisser, David Michael. Each Director received 3,179,868 votes for them. There were 2,000 votes withheld.

The following were the other proposals that were brought for a vote at the annual meeting:

•	To amendment the Company’s Certificate of Incorporation so that its indemnification provisions comply with the Investment Company Act of 1940. For the proposal was 3,173,268 votes, against were 2,100 votes, and abstentions totaled 6,500.

•	To eliminate the fundamental nature of the Company’s investment objective and policies. For the proposal were 2,471,897, against were 5,633, abstentions were 9,500, and not voted were 696,788.

•	To ratify the selection of Ernst & Young, LLP as the Company’s independent accountants. For the proposal were 3,176,828, against were 2,540, abstentions were 2,500

Item 5. Other Information

     On June 28, 2001, the Board of Directors of UTEK Corporation appointed John J. Micek III as a director to replace David Michael who resigned on June 22, 2001.

Item 6. Exhibits and Reports on Form 8-K

     (a)  List of exhibits.

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.

3.(ii)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.

3.(iii)	By-Laws of UTEK Corporation.

3 (iv)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.

4.1(4)	Form of Representative’s Warrant.

4.2(5)	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.

4.3(6)	Specimen Common Stock Certificate.

Item 6. Exhibits and Reports on Form 8-K – (Continued)

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on April 27, 2001 regarding the disposition of Watermark Technologies, Inc.

The Company filed a Current Report on Form 8-K on June 12, 2001 regarding the disposition of Micro Sensor Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION (Registrant)

Date: August 13, 2001	Clifford M. Gross, CEO

Name and Title

Date: August 13, 2001	Charles L. Pope, CFO

Name and Title

EXHIBITS