Form 10-Q
period 2001-09-30
UTEK CORP
filed 2001-11-14
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2001
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

On November 13, 2001 there were 3,915,672 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Balance Sheets

	September 30	December 31
	2001	2000

	(Unaudited)
ASSETS

Investments in non-controlled affiliates (cost $9,368,769 and $5,695,788 at September 30, 2001 and December 31, 2000, respectively)	$7,748,784	$5,949,582

Cash and cash equivalents	2,361,558	3,952,280

Prepaid expenses and other assets	56,044	110,331

Fixed assets, net	90,909	76,473

Intangible assets	431,300	—

TOTAL ASSETS	10,688,595	10,088,666

LIABILITIES

Notes payable to bank	—	39,975

Accrued expenses	74,298	101,901

Deferred income taxes	1,438,306	1,491,788

TOTAL LIABILITIES	1,512,604	1,633,664

NET ASSETS	$9,175,991	$8,455,002

Commitments and Contingencies

Composition of net assets:

Common stock, $.01 par value, 19,000,000 shares authorized; 3,915,672 shares issued and outstanding at September 30, 2001 and 3,782,226 shares issued and outstanding at December 31, 2000, respectively	$39,157	$37,822

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—

Additional paid in capital	6,988,141	6,173,859

Accumulated income:

Accumulated net operating income	3,218,459	2,061,314

Net realized gain (loss) on investments, net of income taxes	(59,384)	23,715

Net unrealized appreciation (depreciation) of investments, net of deferred income taxes	(1,010,382)	158,292

Net assets	$9,175,991	$8,455,002

Net asset value per share	$2.34	$2.24

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2001	2000	2001	2000

Income from operations:

Sale of technology rights	$336,000	$447,720	$3,419,653	$2,354,192

Consulting fees	231,000	—	231,000	—

Investment income, net	32,986	9,206	112,492	26,366

	599,986	456,926	3,763,145	2,380,558

Expenses:

Salaries and wages	116,837	92,157	338,408	255,452

Professional fees	60,797	37,427	295,398	149,332

Sales and marketing	88,261	37,089	791,401	561,246

General and administrative	155,914	40,088	479,038	190,121

	421,809	206,761	1,904,245	1,156,151

Income before income taxes	178,177	250,165	1,858,900	1,224,407

Provision for income taxes	66,343	96,375	701,755	463,831

Net income from operations	111,834	153,790	1,157,145	760,576

Net realized and unrealized gains (losses):

Net realized gain (loss) on investment, net of income tax benefit of $49,339 and $50,136 for the three and nine months ended September 30, 2001, respectively and expense of $14,310 for the three and nine months ended September 30, 2000, respectively	(81,778)	23,717	(83,098)	23,717

Net increase in unrealized depreciation of non-controlled affiliate investments, net of deferred tax benefits of $898,288 and $705,102 for the three and nine months ended September 30, 2001, respectively and $322,256 and $231,834 for the three and nine months ended September 30, 2000, respectively	(1,488,871)	(534,126)	(1,168,675)	(383,505)

Net increase (decrease) in net assets from operations	$(1,458,815)	$(356,619)	$(94,628)	$400,788

Net increase (decrease) in net assets from operations per share:

Basic	$(.38)	$(.13)	$(.02)	$.14

Diluted	$(.38)	$(.13)	$(.02)	$.14

Weighted average shares:

Basic	3,857,505	2,782,226	3,815,725	2,782,226

Diluted	3,857,505	2,782,226	3,815,725	2,782,226

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30

	2001	2000

Operating Activities:

Net increase (decrease) in net assets from operations	$(94,628)	$400,788

Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:

Increase in net unrealized depreciation of investments	1,830,460	614,889

Deferred income taxes (benefit)	(53,482)	246,758

Depreciation	18,267	14,369

Services rendered in exchange for investment securities	(231,000)	—

(Gain) loss on sale of investments	133,233	(38,027)

Changes in operating assets and liabilities:

Deferred offering costs	—	(440,157)

Prepaid expenses and other assets	54,287	54,505

Accrued expenses	(55,136)	203,216

Net cash provided by operating activities	1,602,001	1,056,341

Investing Activities:

Investment securities received for sale of portfolio companies	(3,419,653)	(2,154,192)

Purchase of investment securities	(474,450)	—

Proceeds received on sale of securities	362,208	62,037

Purchases of fixed assets	(24,003)	(11,056)

Net cash used in investing activities	(3,555,898)	(2,103,211)

Financing Activities:

Proceeds from issuance of common stock	403,150	—

Advances from bank	—	60,975

Repayments on short-term borrowings	(39,975)	—

Net cash provided by financing activities	363,175	60,975

Decrease in cash and cash equivalents	(1,590,722)	(985,895)

Cash and cash equivalents at beginning of period	3,952,280	1,007,229

Cash and cash equivalents at end of period	$2,361,558	$21,334

Supplemental Disclosure of Non Cash Investing Activities

Acquisition of PAX Technology Transfer Ltd, net of cash acquired	$412,467	$—

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30

	2001	2000

Changes in net assets from operations:

Net income from operations	$1,157,145	$760,576

Net realized gain (loss) on sale of investments	(83,098)	23,717

Change in net unrealized depreciation of investments, net of related deferred tax benefit	(1,168,675)	(383,505)

Net increase (decrease) in net assets from operations	(94,628)	400,788

Capital stock transactions:

73,986 shares of common stock issued for cash	375,617	—

59,460 shares issued for acquisition of PAX Technology Transfer Ltd.	440,000	—

Net increase in net assets from capital stock transactions	815,617	—

Net increase in net assets	720,989	400,788

Net assets at beginning of year	8,455,002	3,284,453

Net assets at end of period	$9,175,991	$3,685,241

See accompanying notes

UTEK Corporation

Financial Highlights
(Unaudited)

	Nine Months Ended September 30

	2001	2000

PER SHARE INFORMATION

Net asset value, beginning of period	$2.24	$1.18

Net increase from operations (1)	0.30	0.27

Net change in realized and unrealized appreciation (depreciation) on investments (after taxes) (1)	(0.41)	(0.13)

Net increase from capital stock transactions	0.21

Net asset value, end of period	$2.34	$1.32

Per share closing market price, end of period	$7.40	$—

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$9,175,991	$3,685,241

Ratio of expenses to average net assets (2)	22%	33%

Ratio of net income to average net assets	13%	22%

Diluted weighted average number of shares outstanding during the period	3,815,725	2,782,226

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

See accompanying notes

UTEK Corporation

Schedule of Investments
September 30, 2001
(Unaudited)

	Original
	Date of		Original
Shares	Acquisition	Common stock in non-controlled affiliates -84.4%	Value	Value

236,000	3/01	Lexon, Inc. — publicly traded over the counter development stage enterprise — .3%; developer of health care technology	$39,614	$28,320

879,300	1/99	Image Analysis, Inc., privately held — 15.5%; medical and hospital equipment developer	219,825	1,424,466

1,584,000	5/99	Centrex, Inc., privately held — 0%; developer of water and purification methodologies	522,720	—

900,000	5/99	Nubar, Inc., privately held — 0.8%; developer of construction materials	126,000	72,000

1,037,957	6/99	NuElectric, Inc., publicly traded over the counter - 3.2%; environmental services	590,388	290,628

150	11/99	Rosbon, Inc., privately held — 0.8%; real estate development	90,705	76,739

100,799	3/00	Graphco Technologies, Inc., privately held — 5.0%; developer of e-commerce technologies	952,362	460,651

2,377,153	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 12.4%; tire recycling methodologies	2,200,263	1,141,033

1,068,354	11/00	Torvec, Inc., publicly traded over the counter — 16.3%; advanced automotive technologies	2,147,392	1,495,696

591,667	4/01	Bitzmart, Inc., privately held — 14.9%; software products	1,512,500	1,366,751

1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter - 9.9%; biometric technologies	481,000	906,500

810,000	9/01	Prime Pharmaceutical Corporation, privately held - 5.3%; pharmaceutical developments in dermatology	486,000	486,000

		TOTAL INVESTMENTS — 84.4%	$9,368,769	$7,748,784

		Cash and other assets, less liabilities — 15.6%		1,427,207

		Net assets at September 30, 2001 — 100%		$9,175,991

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of September 30, 2001, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc. and Advanced Recycling Sciences, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144, except for those specifically noted.

See accompanying notes

UTEK Corporation
Schedule of Investments
December 31, 2000

	Original
	Date of		Original
Shares	Acquisition	Common stock in non-controlled affiliates - 70.4%	Value	Value

924,973	5/98	Lexon, Inc. — publicly traded over the counter development stage enterprise — 1.8%; developer of health care technology	$295,991	$147,996

879,300	1/99	Image Analysis, Inc., privately held — 16.8%; medical and hospital equipment developer	219,825	1,424,466

1,584,000	5/99	Centrex, Inc., privately held — 0%; developer of water and purification methodologies	522,720	—

900,000	5/99	Nubar, Inc., privately held — 0.6%; developer of construction materials	126,000	51,300

1,037,957	6/99	NuElectric, Inc., publicly traded over the counter - 7.1%; environmental services	590,388	602,015

150	11/99	Rosbon, Inc., privately held — 1.0%; real estate development	87,000	82,852

100,799	3/00	Graphco Technologies, Inc., privately held — 11.3%; developer of e-commerce technologies	952,362	952,362

931,000	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 2.9%; tire recycling methodologies	754,110	242,060

1,068,354	11/00	Torvec, Inc., publicly traded over the counter — 28.9%; advanced automotive technologies	2,147,392	2,446,531

		TOTAL INVESTMENTS — 70.4%	$5,695,788	$5,949,582

		Cash and other assets, less liabilities — 29.6%		2,505,420

		Net assets at December 31, 2000 — 100%		$8,455,002

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of December 31, 2000, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc. and Advanced Recycling Sciences, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144.

See accompanying notes

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of September 30, 2001 and 2000 and for the nine month periods then ended is Unaudited)

1.	Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information as of September 30, 2001 and 2000 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of September 30, 2001 and 2000 and for the nine month periods then ended is Unaudited)

Investments – (continued)

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities at September 30, 2001 and December 31, 2000 (84.4% and 70.4% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values.

Revenue Recognition

     Effective January 1, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements. The adoption of SAB 101 had no impact on the Company’s financial statements.

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

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the nine months ended September 30, 2001 and 2000, the Company incurred $356,000 and $235,000, respectively, in such costs.

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

     Equity securities at September 30, 2001 and December 31, 2000, (84.4% and 70.4% of net assets, respectively) were valued at fair value as determined by the Board of Directors, in the absence of readily ascertainable market values.

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

     As of September 30, 2001 and December 31, 2000, the Company had established four and eight portfolio companies, respectively, with net assets of $0 and $740, respectively, which are included in other assets.

     On January 28, 2000, the Company sold its Cancer Diagnostic, Inc. portfolio company to Lexon, Inc. for $200,000. The Company received $50,000 in cash and a promissory note for $150,000, $120,000 of which was paid to the Company during the year ended December 31, 2000. During March 2001, Lexon, Inc issued 236,000 unregistered shares of its common stock as payment of the remaining principal and interest.

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of September 30, 2001 and 2000 and for the nine month
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

     On September 28, 2001, the Company sold its Advanced Microsphere Technology, Inc. portfolio company to Prime Pharmaceutical Corporation for 560,000 shares of Prime Pharmaceutical Corporation common stock in a non-taxable exchange.

     On August 14, 2001, the Company acquired 41,667 unregistered shares from Bitzmart, Inc. at $3.00 per share for $125,000.

     On September 27, 2001, the Company acquired 250,000 unregistered shares from Prime Pharmaceutical Corporation at $.60 per share for $150,000.

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

On September 10, 2001, the Company obtained a revolving line of credit with a local financial institution. This line of credit allows the Company to borrow up to $500,000, with a rate of interest at .25 percentage points under prime. The line of credit is due on demand and is secured by a pledge of a portion of the Company’s investments in non-controlled affiliates. At September 30, 2001 the balance due was $-0-.

5.	Acquisition of PAX Technology Transfer Ltd.

On September 28, 2001, the Company completed its acquisition of Pax Technology Transfer Ltd, an England based Corporation. Pax Technology Transfer Ltd is a technology transfer organization with more than twenty years of experience in bringing new technology to the marketplace, and an international network of technology transfers associates and facilitators around the world. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of PAX Technology Transfer Ltd. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition with the excess of the purchase price over the estimated fair value of the net identifiable assets acquired recorded as intangible assets. The Company is in the process of determining the value, if any, of any additional identifiable intangible assets. The Company completed the acquisition for $440,000 in UTEK Corporation common stock, (59,460 shares based on the closing price at September 27, 2001). The Company purchased PAX Technology Ltd. on the last business day of the quarter and therefore no operating results for PAX Technology Transfer Ltd. are included for the three and nine month period ended September 30, 2001.

6.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 establishes accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards for goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively, will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

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

     We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the nine months ended September 30, 2001 and 2000, we paid Bolten Financial Consulting, Inc. a total of $38,216 and $26,982, respectively for its valuation services.

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

     Financial Condition

     The Company’s total assets were $10,688,595 and its net assets were $9,175,991 at September 30, 2001, compared to $10,088,666 and $8,455,002 at December 31, 2000, respectively.

     Net asset value per share (“NAV”) was $2.34 at September 30, 2001, compared to $2.24 at December 31, 2000. Net assets increased by $720,989 in the nine months ended September 30, 2001 and by $5,170,549 in the year ended December 31, 2000.

     Among the significant changes that affected total assets, net assets and NAV during the quarter ended September 30, 2001 were:

•	A technology transfer valued at $336,000 and a consulting contract valued at $231,000

•	Acquisition of PAX Technology, Inc valued at $440,000

     Among the significant changes that affected total assets, net assets and NAV during 2000 were:

•	Five technology transfers valued at $4,501,584, with one in particular being valued in excess of $2,100,000.

•	Initial Public Offering being successfully completed with net proceeds of $4,047,849

     The Company’s common shares outstanding as of September 30, 2001 and December 31, 2000 were 3,915,672 and 3,782,226, respectively.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity stakes that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At September 30, 2001, $3,862,177 or 36% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized depreciation, after income tax effect, was $(995,722); the remaining $3,886,607 of the investments which represents 36% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation, after income tax effect, was $(14,660). See Note 2 to the accompanying consolidated financial statements.

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

     Three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     Income from operations. Income from operations increased 31% to $599,986 for the three months ended September 30, 2001 from $456,926 for the three months ended September 30, 2000. The increase in income from operations resulted from completing one technology transfer and we rendered services under a consulting agreement with more value than the one technology transfer completed in the quarter ended September 30, 2000. There was also a increase in the investment income in the three months ended September 30, 2001 over September 30, 2000 due to the income earned from the proceeds of the IPO. As described below, in the three months ended September 30, 2001 we completed one tax free merger valued at $336,000, compared to one tax free merger valued at $447,720 for the three months ended September 30, 2000. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. In our transactions during the three months ended September 30, 2001 with Prime Pharmaceutical Corporation, on September 28, 2001 we received 560,000 shares of common stock valued at the time of sale at $.60 per share and with Bitzmart, Inc. on September 14, 2001 we received 100,000 shares valued at the time of sale at $2.31 for consulting services. In our transaction during the three months ended September 30, 2000 with NuElectric Corporation, on September 21, 2000 we received 546,000 shares of common stock that were valued at the time of sale at $.82 per share.

     Expenses. Total operating expenses for the three months ended September 30, 2001 were $421,809 consisting of salaries and wages of $116,837, professional fees of $60,797, sales and marketing expenses of $88,261, and general and administrative expenses of $155,914. These expenses compared to the $206,761 reported for the three months ended September 30, 2000, consisting of salaries and wages of $92,157, professional fees of $37,427, sales and marketing expenses of $37,089, and general and administrative expenses of $40,088. The 104% increase in total operating expenses was due to additional expenses incurred in operating as a public company, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B(SM) brand. The 138% increase in sales and marketing expenses was due to additional efforts and increased sales staff working towards completing technology transfers. The 27% increase in salaries and wages reflects increased salary costs from the addition of one full-time and one part time employee. The 62% increase in professional fees is largely due to the costs associated with operating and reporting as a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and conforming with BDC requirements. The 289% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $81,778 for the three months ended September 30, 2001 and was substantially related to the July 2001 sale of 777,324 shares of its Lexon, Inc. common stock for $117,354 in cash during the reporting period. In addition the Company sold commercial paper that it purchased in September for $199,728 at a gain of $278. Net realized gains on investments amounted to $23,717 for the three months ended September 30, 2000 and related to the August 2000 sales of 75,027 shares of its Lexon, Inc. common stock for $62,037 in cash during the reporting period.

     The net unrealized depreciation of investments increased by $1,488,871 for the three months ended September 30, 2001, versus an increase in unrealized depreciation of $534,126 for the three months ended September 30, 2000. The net unrealized depreciation consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended September 30, 2001. There were declines in value related to our investments in Advanced Recycling Sciences, Inc., NuElectric, Inc., Torvec, Inc, Bitzmart, Inc. and Lexon, Inc. which were offset slightly by the increases in value related to our investments in Rosbon, Inc., Graphco Technologies, Inc., Nubar, Inc., and Sense Holdings, Inc.

     Net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of approximately 38% for the three months ended September 30, 2001 and September 30, 2000.

     Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

     Income from operations. Income from operations increased 58% to $3,763,145 for the nine months ended September 30, 2001 from $2,380,588 for the nine months ended September 30, 2000. The increase in income from operations resulted from completing three technology transfers and we rendered services under a consulting agreement with substantially more value attributed to such transactions; as well as a 327% increase in investment income resulting from investing the proceeds of the IPO. As described below, in the nine months ended September 30, 2001 we completed four tax free mergers valued at $3,419,653, compared to one sale and three tax free mergers valued at $2,354,192 for the nine months ended September 30, 2000. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. In our transactions during the nine months ended September 30, 2001 with Bitzmart, Inc., on April 20, 2001 we received 450,000 shares of common stock valued at the time of sale at $2.31 per share; with Sense Holdings, Inc., on May 31, 2001 we received 1,850,000 shares valued at the time of sale at $.26 per share; and with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), on February 19, 2001 we received 1,446,153 shares of common stock valued at the time of sale at $1.00 per share, with Prime Pharmaceutical Corporation on September 28, 2001 we received 560,000 shares of common stock valued at the time of sale at $.60 per share, and with Bitzmart, Inc. on September 14, 2001 we received 100,000 shares valued at the time of sale at $2.31 for consulting services. In our transactions during the nine months ended September 30, 2000 with NuElectric Corporation, on September 21, 2000 we received 546,000 shares of common stock that were valued at the time of sale at $.82 per share, with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), on June 29, 2000 we received 931,000 shares of common stock that were valued at the time of sale at $.81 per share; with Graphco Technologies, Inc. on March 21, 2001, we received 100,799 shares of common stock in Graphco Technologies, Inc which were valued at the time of sale at $9.45 per share; and with Lexon, Inc. on January 28, 2000 we sold one of our portfolio companies for $200,000 in a combination of cash and stock.

     Expenses. Total operating expenses for the nine months ended September 30, 2001 were $1,904,245 consisting of salaries and wages of $338,408, professional fees of $295,398, sales and marketing expenses of $791,401, and general and administrative expenses of $479,038. These expenses compared to the $1,156,151 reported for the nine months ended September 30, 2000, consisting of salaries and wages of $255,452, professional fees of $149,332, sales and marketing expenses of $561,246, and general and administrative expenses of $190,121. The 65% increase in total operating expenses was due to additional expenses incurred in operating as a public company, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B(SM) brand. The 41% increase in sales and marketing expenses was due to additional research and development funded for the four transfers in the nine months ended September 30, 2001, as well as the cost of three additional sales staff as compared to research and development for the sale and three transfers in the nine months ended September 30, 2000. The 32% increase in salaries and wages reflects increased salary costs from the addition of one full-time employee, as well as one part-time employee. The 98% increase in professional fees is largely due to the costs associated with operating and reporting as a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and conforming with BDC requirements. The 152% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $83,098 for the nine months ended September 30, 2001 and substantially related to sales of 924,973 shares of its Lexon, Inc. common stock for $162,480 in cash during the reporting period. In addition the Company sold commercial paper that it purchased in September for $199,728 at a gain of $278. Net realized gains on investments amounted to $23,717 for the nine months ended September 30, 2000 and related to sales of 75,027 shares of its Lexon, Inc. common stock for $62,037 in cash during the reporting period.

     The net unrealized depreciation of investments increased by $1,168,675 for the nine months ended September 30, 2001, from the increase in unrealized depreciation of $383,505 for the nine months ended September 30, 2000. The net unrealized depreciation consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the nine months ended September 30, 2001. There were declines in value related to our investments in Torvec, Inc., Lexon, Inc., NuElectric, Corp.; Graphco Technologies, Inc.; Rosbon, Inc. and Bitzmart, Inc. However, the decline was offset slightly by an increase in value related to our investments in Advanced Recycling Sciences, Inc., Sense Holdings, Inc., Nubar, Inc.

     Net realized and unrealized gains can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of approximately 38% for the nine months ended September 30, 2001 and 2000.

Liquidity and Capital Resources

     Net assets increased 9% to $9,175,991 at September 30, 2001 from $8,455,002 at December 31, 2000, attributable to income from operations, the private placement of shares of the Company’s common stock completed in June 2001, as well as the acquisition of PAX Technology Transfer Limited.

     Our primary source of liquidity and capital through September 30, 2001 was from the issuance of common stock rather than income from operations. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. In total, we have completed four private placement transactions resulting in proceeds of $530,433 in 1998, $1,305,807 in 1999 and $375,617 in 2001. In October 2000, we completed the Company’s IPO with net proceeds of $4,047,849. On September 30, 2001 the Company had $2,361,558 in cash and cash equivalents and no notes payable to bank, as compared to December 31, 2000 with $3,952,280 in cash and cash equivalents and $39,975 in notes payable to bank. Based upon our anticipated capital needs for operations, general corporate purposes, and future research and development agreements with universities to complete technology transfer transactions, management believes that the net proceeds received from the IPO and recent private placement will be sufficient to meet our funding requirements for the next 12 months.

On September 10, 2001 the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit would bear interest at the financial institutions prime rate less .25%. The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates. At September 30, 2001 the balance due was $-0-.

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

     As of September 30, 2001, we have completed only fifteen transactions, including fourteen mergers and one stock sale, wherein we sold portfolio companies to other companies and six of these sales have been made to companies that are controlled by the same investor group. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sales of our portfolio companies in the future.

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

     As of September 30, 2001, six out of the fifteen consummated transactions have been with “merger parties” controlled by a similar group of investors. The value of these investments represented approximately 16.6% of our total net assets as of September 30, 2001.

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

     As of September 30, 2001, all of the securities we have received in exchange for our portfolio companies are “restricted securities,” as such term is defined under Rule 144. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the 1933 Act or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive the recorded value of our portfolio company securities in merger transactions

     We may not be able to merge our portfolio companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

     At September 30, 2001, we have completed fifteen sales of portfolio companies. Of these sales, eight have been to public companies, and the remainder have been to non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquirer’s shares, we may be deemed to be an affiliate of the acquirer which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized therefrom.

     The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     At September 30, 2001 and December 31, 2000 respectively, equity securities amounting to $7,748,784 or 84.4% of net assets, $5,949,582 or 70.4% of net assets, respectively, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. See “Determination of Net Asset Value” and our financial statements. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

     Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of September 30, 2001, we have granted 468,000 options to purchase shares of our common stock to certain officers and employees. We have also reserved an additional 282,000 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter, upon payment of the purchase price of

$.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

     Our management has limited experience operating a technology transfer business, and managing and operating a business development company, and has little or no experience in corporate finance and corporate mergers.

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

     Investing in the Company’s stock is highly speculative and the investor could lose some or all of the amount invested.

     The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. Because of the Company’s focus on the technology and very small capitalization sectors, its stock price is likely to be impacted by these conditions. The recent decimalization of the stock exchanges, particularly Nasdaq, is a new risk factor that may decrease liquidity of smaller capitalization issues such as the Company’s own common stock and that of its publicly trade holdings.

     Investing in the Company’s shares may be inappropriate for the investor’s risk tolerance.

     The Company’s investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatily and may well result in loss of principal. The Company’s investments in portfolio companies are highly speculative and aggressive and, therefore an investment in its shares may not be suitable for investors for whom such risk is inappropriate.

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

Acquisition of PAX Technology Transfer Ltd.

On September 28, 2001, the Company completed its acquisition of Pax Technology Transfer Ltd, a London based Corporation. The Company completed the acquisition for $440,000 in UTEK Corporation common stock, (59,460 shares based on the closing price at September 27, 2001). Of the purchase price, $8.700 has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition with the excess of the purchase price over the estimated fair value of the net assets acquired, $431,300 recorded as goodwill.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  List of exhibits

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)(1)	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.

3.(ii)(2)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.

3.(iii)(3)	By-Laws of UTEK Corporation.

3(iv)(4)	Certificate of Amendment to Certificate of Incorporation dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.

4.1(4)	Form of Representative’s Warrant.

4.2(5)	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.

4.3(6)	Specimen Common Stock Certificate.

10.45	Strategic Alliance Agreement dated August 14, 2001 between UTEK Corporation and Bitzmart, Inc.

10.46	Stock Purchase Agreement dated September 28, 2001 between UTEK Corporation and PAX Technology Transfer Ltd.

(b)  Reports on Form 8-K

        Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION

(Registrant)

Date:	November 14, 2001	/s/ Clifford M. Gross

Clifford M. Gross, CEO

Date:	November 14, 2001	/s/ Charles L. Pope

Charles L. Pope, CFO

EXHIBITS