Form 10-K
period 2001-10-31
UTEK CORP
filed 2002-04-01
CIK 1098482

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	59-3603677
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

202 S. WHEELER STREET, PLANT CITY, FL (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	33566 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 754-4330

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON STOCK, $.01 PAR VALUE	AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 14, 2002 was approximately $12,936,553 based upon the last sale price for the registrant’s common stock on that date. As of March 14, 2002 there were 3,915,672 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

Item 1.     Business

General

      UTEK Corporation, a Delaware corporation, is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). As a BDC, UTEK Corporation, referred to as the “Company” or “we”, must be primarily engaged in the business of furnishing capital and making available significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such companies are termed “portfolio” companies.

      The Company commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. Prior to and since our election to operate as a BDC, we have been engaged in the business of technology transfer.

Recent Developments

      In September 2001, the Company acquired 100% of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. PAX has provided technology transfer services for more than 20 years.

      We may seek to make additional acquisitions of technology transfer entities in the future. In considering whether to purchase a technology transfer company, we evaluate a number of factors including purchase price, strong ties and relationships with universities and research centers, intellectual property rights to significant technologies, and equity ownership in portfolio companies which possess significant opportunity for growth.

Strategies

      Our primary investment objective is to increase our net assets by exchanging stock in our portfolio companies for cash and other assets we will use to acquire additional technologies. We seek to achieve our investment objective by developing our portfolio companies that identify, license and market new technologies invented primarily by employees of universities and laboratories. We intend to merge our portfolio companies principally into private and publicly traded companies in tax free stock for stock exchanges. Shares received in those exchanges will, in the course of our business, be converted to cash and other assets to permit us to invest in additional portfolio companies. As of December 31, 2001, we have completed fifteen transactions, including fourteen mergers and one stock sale.

      As a BDC, we generally may change our non-fundamental investment objectives and policies without stockholder approval but we require stockholder approval to change our fundamental investment objectives. We do not have a registered investment adviser and our management, under the supervision of our Board of Directors, makes our management decisions.

      Since our election to operate as a BDC, we have concentrated our efforts on making controlling equity investments in portfolio companies in private transactions. Our investments consist of funding to be used to identify, research and market new technologies and for the acquisition of licenses to those new technologies and, when appropriate, the support of sponsored research programs to further the development of licensed technology. In return for our investments, we principally receive common stock in our portfolio companies. We also provide these portfolio companies with significant managerial assistance, which includes, among other things, having one or more members of our management serve as directors and officers of our portfolio companies. After we have made an investment, we help our portfolio companies by researching, identifying and developing new technologies and markets. We also assist them in acquiring the licenses to new technologies developed at universities and research laboratories. Our management provides portfolio companies with significant assistance in locating and acquiring these technologies and markets for them. We then find merger partners for our portfolio companies that will acquire the portfolio company from us in exchange for cash and other assets.

      Our investments are concentrated in small or development stage companies that license and develop new technologies for commercial applications. Moreover, our investments in portfolio companies may be concentrated in one or more industries. In this event, we will not obtain any advantages that may result from diversifying our portfolio company investments among more industries. We do not contemplate permitting our portfolio companies to expend significant sums of money on a new venture, which cannot be recovered in due course, absent the execution of letters of intent or definitive merger agreements for the resale of the technology or the merger of the portfolio company. However, we intend to make initial investments in our portfolio companies in amounts sufficient to permit them to conduct initial research, acquire technology licenses and, in some cases, to fund additional development of new technologies and markets. Since all of our portfolio companies are early stage companies, our portfolio company investments do not benefit from any diversification of risk that may result from spreading investments among companies at various stages of development. Furthermore, a portfolio company may spend all of the money that we have invested without finding, acquiring or locating a new technology or suitable market for a new technology, in which case we would likely lose our entire investment in the portfolio company.

      We intend to take advantage of our experience in the field of technology transfer to maximize the return on our investments in portfolio companies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for commercial development and use. Our management and certain members of our Board of Directors have experience in technology transfer. Our investments in our portfolio companies are structured, through our U2B® investment model, to allow us to take advantage of our management’s expertise and to give us control of the portfolio company. In addition, we intend to capitalize on relationships that members of our management and Board of Directors have developed with universities and government research laboratories.

      To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

      UTEK normally receives unregistered common stock from its clients as payment for strategic alliance consulting engagements.

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

Our Investment Model

      Our investments in portfolio companies generally follow a specific series of steps, which our management believes provide the greatest opportunity for long term appreciation of our assets. As our investments are designed to bring and develop technologies from their inception at universities to the private sector, we refer to our investment model as “U2B”®. Using our U2B® investment model, we intend to acquire securities in portfolio companies and eventually exchange those securities for securities in companies that acquire our portfolio companies. The following is a list of the steps that we generally take when we make an investment in a portfolio company using our investment model:

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

Investment Evaluation Process

      New technology opportunities may come to our attention from many sources. The primary sources to date have been from our management’s contacts with universities and the private sector. We believe that the ability of our management to maintain and develop relationships with university and research laboratories is a key factor in our ability to identify new potential investment opportunities.

      Prior to the Company committing funds to an investment opportunity, we will assist the portfolio company by conducting research regarding the prospects and risks of the potential investment. Our Scientific Advisory Council (discussed below) and management’s experience is helpful in evaluating:

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

Strategic Alliances

      To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

      This process usually includes performing the following activities:

•	Constructing a technology acquisition profile that is approved by the client.

•	Acquiring and reviewing new technology acquisition opportunities from leading university and federal laboratory research centers that potentially meet this profile.

•	When a client has expressed an interest in learning more about a specific technology acquisition opportunity, UTEK will acquire additional information about the technology and share it with the client.

•	At our client’s request, UTEK will negotiate licenses to acquire technologies.

•	On a case-by-case basis, when both UTEK and our client agree to move forward to acquire a specific technology, UTEK will propose an equity-financing plan for the technology acquisition. Alternatively, our clients may acquire UTEK introduced technology directly from the research institutions.

Investments in Portfolio Companies

      Our initial investments will be made in transactions that will normally be negotiated directly by our management, with the portfolio company or an affiliate of the portfolio company. In all prior and most future instances, we have formed or will form our portfolio companies as subsidiaries. Our management will seek to structure the terms of the investment so as to provide for the capital needs and success of the portfolio company and at the same time to maximize our opportunity for long-term capital appreciation.

      We intend to limit our total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to ten percent of our net assets at the time of investment. To date, our initial investments in portfolio companies have been significantly less than $500,000. By limiting the size of our total investment in any one portfolio company, we hope to reduce and diversify our risks. In exchange for our investment, we will receive such number of shares of common stock in the portfolio company to give us a controlling interest. To date, all of our portfolio company securities have been common stock, and we anticipate that we will continue to acquire common stock in portfolio companies. Use of the funds that we provide to portfolio companies will be restricted to obtaining licenses to new technologies and developing and marketing those technologies. Our management’s involvement with the portfolio companies will primarily be directed towards helping them acquire technology licenses and, when appropriate, establishing sponsored research programs to further develop the technology. We then plan to sell our portfolio investments to public and private companies.

Identifying New Technologies

      We have developed relationships with a number of universities and research centers in the United States and Europe. In order to provide us early access to new technologies, or to acquire or develop specific technologies, we have entered into alliances, licensing, license option agreements and/or sponsored research agreements with the following institutions:

     Agreement with the University of South Florida

      In January 1998, we entered into an agreement with the University of South Florida pursuant to which we have agreed to review and evaluate the commercial potential of certain new technologies developed at the university that are presented to us. In return, we have the ability, if we and the university deem it appropriate, to enter into license option agreements with the university providing us with the exclusive right to seek a licensee or other commercial opportunity for the technology, provided mutually agreeable terms are reached, for a limited period of time. We have reviewed and negotiated licenses with the University of South Florida on the following technologies:

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

     Agreement with Fraunhofer Institute of Germany for Interfacial Engineering and Biotechnology IGB

      In November 1999, we entered into a strategic alliance with Fraunhofer Institute pursuant to which we have agreed to review certain technologies developed at Fraunhofer to gauge the potential for successful commercialization in the United States. Pursuant to the agreement, Fraunhofer may grant to us a 12-month, exclusive, royalty-free license option for the technologies reviewed, if we so request. We may then license these technologies, provided mutually agreeable terms are reached.

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

     Agreement with Sopartec

      In May 2000, we entered into an agreement with Sopartec of Louvain-la-Neuve, to review certain technologies developed at the Universite Catholique de Louvain, a university located in Belgium, to gauge their potential for successful commercialization in the United States. Under the agreement, either the Universite or Sopartec may grant us exclusive 12-month options to license certain technologies, provided mutually agreeable terms are reached.

      The term of the agreement is for five years but may be terminated by either party on 60 days written notice.

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

     Agreement with California Institute of Technology

      In March 2000, we entered into a license agreement with California Institute of Technology (also known as Caltech) for their new software technology designed to produce human likenesses that should be able to simulate conversations for e-commerce applications. We merged our portfolio company Digital Personnel, Inc., which held this license, with Graphco Technologies Inc. in March 2000. For a detailed discussion of this transaction, see “Business — Identifying Acquisition Candidates”.

     Agreement with Dartmouth College

      In December 2000, we entered into an agreement with Dartmouth College to review its selected intellectual properties and/ or new invention disclosures to gauge their potential for successful commercialization. Under the agreement, Dartmouth College may grant us a 12-month exclusive, royalty-free license option agreement for these technologies.

      The term of the agreement is for five years but may be terminated by either party on 60 days written notice.

      In addition, we have acquired two licenses to a new deicing technology developed at Dartmouth College. We merged our portfolio companies Ice Surface Development, Inc. and Technology Development, Inc., which held these licenses in November 2000 and February 2001, respectively. For a detailed discussion of this transaction, see “Business — Identifying Acquisition Candidates”.

     Agreement with Cornell University

      In May 1999, we entered into a license agreement with Cornell University for their carbon fiber reinforcing bar technology. In addition, we funded a sponsored research project at Cornell to further test the technology. We merged our portfolio company Advanced Reinforcing Sciences, Inc., which held this license, with NuBar, Inc in May 1999. For a detailed discussion of this transaction, see “Business — Identifying Acquisition Candidates”.

     Agreement with Florida International University

      In August 2001, we entered into an agreement with Florida International University to review certain technologies developed at Florida International University to gauge their potential for successful commercialization. Under the agreement, the Florida International University may grant us a 12-month exclusive, royalty-free license option agreement for these technologies. We may the license these technologies, provided mutually agreeable terms are reached, for a period of 12 months.

      The term of the agreement is five years, but may be terminated by either party on 30 days written notice.

     Agreement with Rutgers University

      In December 2001, we entered into an agreement with Rutgers University pursuant to which we have agreed to evaluate the commercial potential of certain technologies developed at the university that are presented to us for evaluation. The university has agreed that upon our request, it will file patents to protect technologies that we wish to have protected. In addition, under the agreement, the university may grant to us license option agreements which will give us the exclusive rights to license the technology, provided mutually agreeable terms are reached, for a period of 3 months.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

     Agreement with University of Akron

      In August 2001, we entered into an agreement with the University of Akron pursuant to which we have agreed to evaluate the commercial potential of certain technologies developed at the university that are presented to us for evaluation. The university has agreed that upon our request, it will file patents to protect technologies that we wish to have protected. In addition, under the agreement, the university may grant to us license option agreements which will give us the exclusive rights to license the technology, provided mutually agreeable terms are reached, for a period of 6 months.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

     Agreement with University of Hawaii

      In May 2001, we entered into an agreement with the University of Hawaii pursuant to which we have agreed to evaluate the commercial potential of certain technologies developed at the university that are presented to us for evaluation. The university has agreed that upon our request, it will file patents to protect technologies that we wish to have protected. In addition, under the agreement, the university may grant to us license option agreements which will give us the exclusive rights to license the technology, provided mutually agreeable terms are reached.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

     Agreement with University of Maryland

      In January 2000, we entered into a license agreement with the University of Maryland for a lung cancer diagnostic technology. In addition, we funded a sponsored research project at the university to further test the technology. We sold our portfolio company Cancer Diagnostics, Inc., which held this license, to Lexon, Inc. in January 2000. For a detailed discussion of this transaction, see “Business — Identifying Acquisition Candidates”.

     Agreement with University of Missouri

      In September 2001, we entered into a license agreement with the University of Missouri for a new technology, which allows for the encapsulation of a variety of substances at low temperatures. We merged our portfolio company Advanced Microsphere Technology, Inc., which contained this license, with Prime Pharmaceutical Corporation in September 2001. For a detailed discussion of this transaction, see “Business — Identifying Acquisition Candidates”.

     Agreement with University of Miami

      In April 2001, we entered into an agreement with the University of Miami to review certain technologies developed at the University of Miami to gauge their potential for successful commercialization. Under the agreement, the University of Miami may grant us a 9-month exclusive, royalty-free license option agreement for these technologies. We may the license these technologies, provided mutually agreeable terms are reached, for a period of 9-months.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

      In addition, in April 2001, we entered into a license agreement with the University of Miami for a new technology for masking an Auxiliary Channel in the phase of Spectrum of Stereo Audio. We merged our portfolio company Watermark Technologies, Inc., which held this license, with Bitzmart, Inc. in April 2001. For a detailed discussion of this transaction, see “Business — Identifying Acquisition Candidates”.

     Agreement with University of South Alabama

      In May 2000, we entered into a license agreement with the University of South Alabama to acquire a process for converting crumb rubber into commodity chemicals. We sold our Advanced Recycling Sciences portfolio company, which held this license, to the Quantum Group, Inc in May 2000. Subsequently, the Quantum Group changed their name to Advanced Recycling Sciences, Inc.

     Agreement with University of Warwick

      In January 2002, we entered into an agreement with the University of Warwick, a university located in England, to review certain technologies developed at the University of Warwick to gauge their potential for successful commercialization. Under the agreement, the University of Warwick may grant us a 90-day exclusive, royalty-free license option agreement for these technologies. We may the license these technologies, provided mutually agreeable terms are reached, for a period of 90-days.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

     Agreement with University of West Florida

      In March 2001, we entered into an agreement with the University of West Florida to review certain technologies developed at the University of West Florida to gauge their potential for successful commercialization. Under the agreement, the University of West Florida may grant us a 12-month exclusive, royalty-free license option agreement for these technologies. We may the license these technologies, provided mutually agreeable terms are reached, for a period of 12-months.

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

      When we assist a portfolio company to evaluate a new technology, we review the technology to make sure that it meets three criteria:

•	the technology should represent a significant advance over existing technologies;

•	there should be an existing global market for the technology once it is commercialized; and

•	the technology should be socially responsible (i.e., not intended for destructive or harmful purposes).

      If, in our management’s view, a technology meets these criteria, then we will assist the portfolio company in commencing negotiations with the technology developer to arrange for a license. Normally, we seek to acquire on behalf of our portfolio companies a worldwide exclusive license for the field of use beneficial to acquirers of our portfolio companies. These licenses usually have an upfront fee, royalty provision, and minimum annual royalties. Pursuant to the terms of our license agreements, all rights to royalties remain with the university or research institute that grants the license. The term for most agreements is for the life of the intellectual property underlying the license. Our management will review license agreements and advise portfolio companies as to license terms and requirements. In addition, when we require assistance in evaluating a technology, our management will have the technology reviewed by members of our Scientific Advisory Council or other individuals we may deem appropriate.

Scientific Advisory Council

      Dr. Uwe Reischl, our president, serves as the executive director of the Scientific Advisory Council. During 2001 our Scientific Advisory Council consisted of the following members:

Name	Title	Expertise

Albert J. Anthony, D.M.D.	Retired	Dentistry and dental equipment.

Günter Blobel, M.D., Ph. D	Professor, Cell Biology, Rockefeller University	Cell biology/ Nobel Prize winner in Medicine (1999).

Alain M. Boudet, Ph.D.	Professor, University of Paul Sabatier	Cell and molecular plant biology.

Russell Brantman, Ph.D.	Consultant	Mechanical engineering/ Systems Engineering/ Vehicle safety systems/ Crash simulations.

Tzann T. Fang, M.D.	Physician, Midwestern Regional Medical Center	Medical oncology/ Internal medicine/ Hematology.

Gerald Krueger, Ph.D., CPE	Principal Scientist/ Ergonomist, Col. U.S. Army (retired)	Human performance enhancement/ Human systems design.

Jean-Marie Lehn, Ph.D.	Professor, College de France, Strasbourg, France	Nanotechnologies/ Nobel Prize winner in Chemistry (1987).

O. Norman Nesheim, Ph.D.	Professor, University of Florida	Pesticide regulation and safety management/ Food and water safety with pesticide use.

George Newkome, Ph.D.	Vice President of Research, University of Akron	Molecular chemistry.

Charles Proctor, Ph.D., P.E	Research Associate Professor, University of Florida	Orthopedic implants and devices.

Peter Reischl, Ph.D.	Professor, San Jose State University	Electrical engineering/ High frequency energy conversion.

Name	Title	Expertise

Brian B. Schwartz, Ph.D.	Professor, Graduate School of the City University of New York	Physics and material science.

Dean Sheppard, M.D.	Professor, University of California — San Francisco	Molecular biology.

Michael Zaworotko, Ph.D.	Professor, University of South Florida	Nanotechnology/Crystal engineering/X-ray crystallography.

Walter Kohn, Ph.D.	Professor, University of California Santa Barbara	Chemistry

Marcel Crochet, Ph.D.	Recteur, Universite Catholique de Louvain, Belgium	Fluid Mechanics

      The Company had established a European Advisory Council for the purpose of developing business in Europe. Following the acquisition of PAX Technology Transfer, Ltd., as the base of our European operations, the Company dissolved the European Advisory Council in February 2002 as it had achieved its purpose.

Portfolio Companies

      As of the date of this report, each of our investments in our portfolio companies was for amounts of less than 5% of our total assets. We have controlling interests in each of our portfolio companies and members of our management also serve as officers and directors of each portfolio company. The principal place of business of each portfolio company is located at our executive offices at 202 South Wheeler Street, Plant City, Florida. In addition to our investment, we provide portfolio companies with managerial assistance in completing technology transfers. We have not made loans to any of our portfolio companies. The following is a list of our portfolio companies as of December 31, 2001, with a brief description of their business:

Ocular Technologies, Inc. (formerly Advanced Desalination Technologies, Inc.) is a development stage company that is seeking to acquire medical diagnostic technologies. We own 100% of the common stock of Ocular Technologies, Inc. We have invested $300 in Ocular Technologies, Inc. as of December 31, 2001. Dr. Uwe Reischl, our president, is the sole director and president of Ocular Technologies, Inc.

UTEK Real Estate Holdings, Inc. (formerly Doppler Tomography International, Inc.) is a development stage company that is to hold future real estate assets for the Company. The Company, through UTEK Real Estate Holdings, Inc., may purchase an office facility for its principal executive office and/or for investment. We own 100% of the common stock of UTEK Real Estate Holdings, Inc. We have invested $900 in UTEK Real Estate Holdings, Inc. as of December 31, 2001. Sam Reiber, our vice president and general counsel, is the sole director and president of UTEK Real Estate Holdings, Inc.

Advanced Sensor Technologies, Inc. (formerly Composite Springs Technologies, Inc.) is a development stage company that is currently seeking to acquire licenses to new nano science technologies. We own 100% of the common stock of Advanced Sensor Technologies, Inc. We have invested $1,002 in Advanced Sensor Technologies, Inc. as of December 31, 2001. Dr. Uwe Reischl, our president, is the sole director and president of Advanced Sensor Technologies, Inc.

Fiber-Gel Technologies, Inc. (formerly Universal Key Pad, Inc.) is a development stage company that is seeking to acquire licenses to new food science technologies. We own 100% of the common stock of Fiber-Gel Technologies, Inc. We have invested $400 in Fiber-Gel Technologies, Inc. as of December 31, 2001. Dr. Uwe Reischl, our president, is the sole director and president of Fiber-Gel Technologies, Inc.

      All of the foregoing portfolio companies are privately held and their shares have been valued in good faith by our Board of Directors in lieu of a readily ascertainable market value.

Identifying Acquisition Candidates

      In order to realize a return on our investments in our portfolio companies, we must sell our portfolio companies or the technology and development rights they hold. Based on current federal tax law and industry conditions, it is our policy to sell our portfolio companies to acquirers in merger transactions where we receive shares in the acquiring company in a federal tax-free exchange for all of our shares in our portfolio company. In this manner, all rights to technologies held by our portfolio company transfer to the acquirer, and the acquirer assumes all obligations under the license agreement and sponsored research agreement if present. Our merger transactions to date have been with both public companies and private companies whose common stock is not publicly traded. As a result of merger transactions, the Company holds shares in public companies, including Lexon, Inc., Advanced Recycling Sciences, Inc., NuElectric Corporation., Torvec, Inc., Sense Holdings, Inc. and Centrex Inc. As of December 31, 2001, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold will be limited.

      Our management and staff have primary responsibility for locating suitable merger partners.

      Technology transfer transactions that we have completed include the following:

     Gentest, Inc./Lexon, Inc.

      In May 1998, Gentest, Inc. a portfolio company, merged with Lexon, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 1,000,000 unregistered shares of Lexon common stock and Lexon acquired ownership of Gentest, Inc., which had acquired the exclusive license to develop, manufacture and market a blood test that will potentially allow for the early screening of colon cancer and certain types of ovarian and testicular cancers. Lexon is developing this blood test for general laboratory use. The prototype blood test kit requires additional evaluation and testing and cannot be sold in the United States. The blood test kit requires FDA approval before it can be sold in the United States. Lexon is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol LXXN. As of December 31, 2001, we owned 236,000 shares of Lexon common stock, which represents approximately 1.5% of the issued and outstanding common stock of Lexon as of December 31, 2001.

     Image Analysis Corporation/Image Analysis, Inc.

      In January 1999, Image Analysis Corporation, a portfolio company, merged with Image Analysis, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 879,300 unregistered shares of common stock of Image Analysis, Inc. As a result of the merger, Image Analysis, Inc. holds the exclusive license, patented in the United States and other countries, to a new technology for producing color magnetic resonance images, or MRI, from existing MRI scanners. Image Analysis, Inc. is currently funding research and development of this new technology. The research is being conducted at Brenau University in Georgia under the direction of Dr. Keith Brown, the inventor of the technology. Image Analysis, Inc. is a privately held company. As of December 31, 2001, we owned 879,300 shares of common stock of Image Analysis, Inc., which represents approximately 11.2% of the issued and outstanding common stock of Image Analysis, Inc. as of December 31, 2001.

     E. Coli Measurement Systems, Inc./Centrex, Inc.

      In May 1999, E. Coli Measurement Systems, Inc., a portfolio company, merged with Centrex, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 900,000 unregistered shares of Centrex, Inc. common stock. As a result of this acquisition Centrex has acquired the exclusive license to a new technology for the detection of E. Coli bacteria in food and water. In July 1999, E. Coli Measurement Systems, Inc. entered into a licensing and sponsored research agreement with the University of

California regarding an E. Coli detection technology. The technology was developed at the Los Alamos National Laboratory and may be useful for the rapid detection of E. Coli in food and water. Centrex, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol CNEX. As a result of two transactions with Centrex, Inc., we owned 1,584,000 shares of Centrex common stock at December 31, 2001, which represents approximately 12.8% of the issued and outstanding common stock of Centrex as of December 31, 2001.

     Advanced Reinforcing Technologies, Inc./Nubar, Inc.

      In May 1999, Advanced Reinforcing Technologies, Inc., a portfolio company, merged with Nubar, Inc., a development stage Oklahoma corporation (formerly Nucor Enterprises, Inc.). In connection with the merger, we received 900,000 unregistered shares of common stock of Nubar, Inc. Nubar, Inc. is involved with the development of new materials for rebuilding and enhancing the infrastructure of roads and bridges. Pursuant to the merger, Nubar, Inc. acquired the exclusive license for a new carbon fiber composite rebar building technology developed at Cornell University. In addition, Advanced Reinforcing Technologies established a sponsored research program for further development of its technology. Nubar, Inc. is a privately held company. As of December 31, 2001, we owned 900,000 shares of common stock of Nubar, Inc., which represents approximately 12.9% of the issued and outstanding common stock of Nubar, Inc. as of December 31, 2001.

     Clean Water Technologies, Inc./NuElectric Corporation.

      In June 1999, our portfolio company Clean Water Technologies, Inc., merged with NuElectric Inc., a development stage Delaware corporation. NuElectric is in the business of acquiring, developing and marketing new technologies for conserving energy and protecting the environment. In connection with the merger, we received 791,957 unregistered shares of NuElectric common stock. As a result of the merger, NuElectric acquired the exclusive license to a new technology for removing arsenic from water. As of December 31, 2001, we owned 1,037,957 shares of NuElectric common stock, which represents approximately 22.0% of the issued and outstanding common stock of NuElectric as of December 31, 2001.

     Safe Water Technologies, Inc./Centrex, Inc.

      In September 1999, Safe Water Technologies, Inc., a portfolio company, merged with Centrex, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 684,000 unregistered shares of Centrex, Inc. common stock. As a result of the merger, Centrex holds an exclusive license to a new technology developed at the University of South Florida for the automated detection of Cryptosporidium and Giardia in water. Centrex, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol CNEX. As a result of two transactions, we owned 1,584,000 shares of Centrex common stock at December 31, 2001, which represents approximately 12.8% of the issued and outstanding common stock of Centrex as of December 31, 2001.

     Cancer Diagnostics, Inc./Lexon, Inc.

      In January 2000, Lexon, Inc. purchased all of the issued and outstanding stock of Cancer Diagnostics, Inc., one of our portfolio companies, for $200,000. Under the terms of the stock purchase agreement, we have received $170,000 from Lexon, Inc. However, Lexon, Inc. was not able to pay us the remaining balance as required by the stock purchase agreement. We received 236,000 shares of Lexon, Inc. common stock for payment in full of the outstanding balance plus interest in 2001.

     Digital Personnel, Inc./Graphco-DPI Holding Company

      In March 2000, Digital Personnel, Inc., a portfolio company, merged with Graphco-DPI Holding Company, a wholly-owned subsidiary of Graphco Technologies, Inc., a development stage New Jersey corporation. In connection with the merger, we received 100,799 unregistered shares of common stock of Graphco Technologies, Inc. Graphco Technologies, Inc. is involved with the development of personal identification technology and software solutions for computer aided maintenance and support. As a result of the merger, Graphco Technologies, Inc. acquired the exclusive worldwide license to technology for new software designed to produce human likenesses that should be able to simulate conversation for e-commerce applications. Graphco Technologies, Inc. is a privately held company. As of December 31, 2001, we owned 100,799 shares of common stock of Graphco Technologies, Inc., which represents approximately 0.6% of the issued and outstanding common stock of Graphco Technologies, Inc. as of December 31, 2001.

Advanced Recycling Sciences, Inc./Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.)

      In June 2000, Advanced Recycling Sciences, Inc., a portfolio company, merged with Advanced Recycling Sciences, Inc., a development stage Nevada corporation. In connection with the merger, we received 931,000 unregistered shares of common stock of Advanced Recycling Sciences, Inc. Advanced Recycling Sciences, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol ARYC. Advanced Recycling Sciences, Inc. provides technology for recycling vehicular tires. As a result of the merger, Advanced Recycling Sciences, Inc. acquired the worldwide license to a technology for a method of reclamation of scrap-vulcanized rubber using supercritical fluids. As of December 31, 2001, we owned 2,326,153 shares of common stock of Advanced Recycling Sciences, Inc., which represents approximately 14.1% of the total issued and outstanding common stock of Advanced Recycling Sciences, Inc. as of December 31, 2001.

     Zorax, Inc./NuElectric Corporation.

      In September 2000, our portfolio company Zorax, Inc. merged with NuElectric Corporation., a development stage Delaware corporation. NuElectric is in the business of acquiring, developing and marketing new technologies for conserving energy and protecting the environment. In connection with the merger, we received 546,000 unregistered shares of NuElectric common stock. As a result of the merger, NuElectric acquired an exclusive license to a technology for the separation of cystic parasitic forms from water. NuElectric is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol NRGE. As of December 31, 2001, we owned 1,037,957 shares of NuElectric common stock, which represents approximately 22.0% of the issued and outstanding common stock of NuElectric as of December 31, 2001.

     Ice Surface Development, Inc./Torvec, Inc.

      In November 2000, Ice Surface Development, Inc., a portfolio company, merged with Torvec, Inc., a development stage New York corporation. Torvec, Inc., is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol TOVC. In connection with the merger, we received 1,068,354 unregistered shares of common stock of Torvec, Inc. Torvec, Inc. is a developer of highly advanced automotive technologies. As a result of the merger, Torvec, Inc. acquired the exclusive worldwide license to a technology that acts as an electronic system for modifying ice adhesion. As of December 31, 2001, we owned 1,068,354 shares of common stock of Torvec, Inc., which represents approximately 4.6% of the issued and outstanding common stock of Torvec, Inc. as of December 31, 2001.

Technology Development, Inc./Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.)

      In February 2001, Technology Development, Inc., a portfolio company, merged with Advanced Recycling Sciences, Inc., a development stage Nevada corporation. In connection with the merger, we received 1,446,153 unregistered shares of common stock of Advanced Recycling Sciences, Inc. Advanced Recycling Sciences, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol ARYC. As a result of the merger, Advanced Recycling Sciences, Inc. acquired the worldwide license to a technology for ground surface application of a novel ice adhesion modification technology. As of December 31, 2001, we owned 2,326,153 shares of common stock of Advanced Recycling Sciences, Inc., which represents approximately 14.1% of the total issued and outstanding common stock of Advanced Recycling Sciences, Inc. as of December 31, 2001.

     Watermark Technologies, Inc./Bitzmart, Inc..

      In April 2001, Watermark Technologies, Inc., a portfolio company, merged with Bitzmart, Inc., a development stage Colorado corporation. Bitzmart, Inc., is a privately held development stage company. In connection with the merger, we received 450,000 unregistered shares of common stock of Bitzmart, Inc. Bitzmart, Inc. is a developer of software for downloading media products. As a result of the merger, Bitzmart, Inc. acquired the exclusive worldwide license to a technology for masking an Auxiliary Channel in the phase of Spectrum of Stereo Audio. As of December 31, 2001, we owned 641,667 shares of common stock of Bitzmart, Inc., which represents approximately 28.6% of the issued and outstanding common stock of Bitzmart, Inc. as of December 31, 2001.

     Micro Sensor Technologies, Inc./Sense Holdings, Inc.

      In May 2001, Micro Sensor Technologies, Inc., a portfolio company, merged with Sense Holdings, Inc., a development stage Florida corporation. Sense Holdings, Inc., is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol SEHO. In connection with the merger, we received 1,850,000 unregistered shares of common stock of Sense Holdings, Inc. Sense Holdings, Inc. is a engaged in the manufacture and sale of biometric technology. As a result of the merger, Sense Holdings, Inc. acquired the exclusive worldwide license to a technology for the detection of unexploded ordinances whether buried or camouflaged. As of December 31, 2001, we owned 1,850,000 shares of common stock of Sense Holdings, Inc., which represents approximately 15.6% of the issued and outstanding common stock of Sense Holdings, Inc. as of December 31, 2001.

     Advanced Microsphere Technology, Inc./Prime Pharmaceutical Corporation

      In April 2001, Advanced Microsphere Technology, Inc., a portfolio company, merged with Prime Pharmaceutical Corporation, a development stage Canadian corporation. Prime Pharmaceutical Corporation is a privately held development stage company. In connection with the merger, we received 560,000 unregistered shares of common stock of Prime Pharmaceutical Corporation. Prime Pharmaceutical Corporation is a developer of dermatological treatments incorporating the latest biotechnology. As a result of the merger, Prime Pharmaceutical Corporation acquired the exclusive worldwide license to a new technology, which allows for the encapsulation of a variety of substances at low temperatures. As of December 31, 2001, we owned 810,000 shares of common stock of Prime Pharmaceutical Corporation, which represents approximately 6.2% of the issued and outstanding common stock of Prime Pharmaceutical Corporation as of December 31, 2001.

      To date, we have entered into the following strategic alliance agreements:

Bitzmart, Inc. — On September 14, 2001, we entered into a strategic alliance agreement to provide consulting services in exchange for 100,000 shares of common stock of Bitzmart, Inc. The agreement terminated as scheduled September 30, 2001. The Company recognized $231,000 in consulting revenue related to this agreement. On November 1, 2001, we entered an additional strategic alliance agreement to provide consulting services in exchange for 50,000 shares of common stock of Bitzmart, Inc. for the time period ended December 31, 2001. The Company recognized $145,500 in consulting revenue related to the second agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

Primapharm Funding Corporation — On October 29, 2001, we entered into a strategic alliance agreement to provide consulting services in exchange for 1,000,000 shares of common stock of Primapharm Funding Corporation. The term of the agreement was for one year commencing November 9, 2001. The Company recognized $71,151 in consulting revenue in 2001 related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

USAOneStar.Net, Inc. — On November 28, 2001, we entered into a strategic alliance agreement to provide consulting services in exchange for 400,000 shares of common stock of USAOneStar.Net, Inc. The term of the agreement was for one year commencing October 22, 2001. The Company recognized $71,151 in consulting revenue related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

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

      We have retained Bolten Financial Consulting, Inc. to provide us with quarterly valuations of the securities we receive in exchange for portfolio companies. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. In 2001, we paid Bolten Financial Consulting, Inc. $53,921 for its valuation services.

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

      Based on the amount of existing available funds, it is not likely that we will be able to acquire securities in a large number of companies. As a result, our investments will not be substantially diversified. Furthermore, the technologies that our portfolio companies acquire have been, and are expected to be, sold primarily to early stage public and private companies. Accordingly, the securities we receive upon the merger of our portfolio companies will not be diversified among companies at various stages of development and we will not derive the benefits, which may arise from making multi-tiered investments.

Employees

      As of December 31, 2001, we employed nineteen employees in our two offices. Of these employees, thirteen are based in our Plant City, FL office and six are based in our UK office. We believe our relations with our employees are good.

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

      Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and making available significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Exchange Act; (iii) be operated for the purpose of investing in the securities of certain types of portfolio companies, namely, development-stage or emerging companies and businesses suffering or just recovering from financial distress; (iv) make available significant managerial assistance generally to such portfolio companies; (v) have a majority of directors who are not “interested persons” (as defined in the 1940 Act), and (vi) file a proper notice of election with the SEC.

      An eligible portfolio company is generally a domestic company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; (ii) is actively controlled by the BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

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

      While a BDC may change the nature of its business so as to cease being a BDC or, under certain circumstances, to change its business purpose, it may do so only if authorized by a majority vote (as defined in the 1940 Act) of its outstanding voting securities. We are entitled to change our non-diversification status without stockholder approval. If we lose our status as a BDC, we would become subject to more stringent regulation under the 1940 Act to the extent we could qualify for an exemption from 1940 Act regulation.

Income Tax Matters

      For federal and state income tax purposes, we are taxed at regular corporate rates on ordinary income and recognize gains on distributions of appreciated property. We are not entitled to the special tax treatment available to most regulated investment companies because, among other reasons, we do not distribute at least 90% of “investment company taxable income” as required by the Internal Revenue Code for such treatment. Distributions of cash or property by us to our stockholders, if any, will be taxable as dividends only to the extent that we have current or accumulated earnings and profits. Distributions in excess of current or accumulated earnings and profits will be treated first as a return of capital to the extent of the holder’s tax basis and then as gain from the sale or exchange of property. Each investor is urged to consult with his or her tax advisor concerning the federal, state and local, and foreign tax consequences of an investment in our company.

Competition

      Technology transfer is a highly competitive business. We expect that if our investment model proves to be successful, our current competitors in the technology transfer market may duplicate our strategy and new competitors may enter the market. We compete against other technology transfer companies, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with our portfolio companies to acquire technologies from universities and government research laboratories. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition of technology licenses, funding of technology development or marketing of portfolio companies.

Risk Factors

      Our quarterly and annual results could fluctuate significantly.

      The Company’s quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market as it relates to our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of the Company’s performance in future quarters and years.

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

      Our portfolio companies depend upon the research and development activities of universities and laboratories, over which neither our portfolio companies nor we have any control.

      Our portfolio companies depend upon the research activities of universities and government research facilities. Neither we, nor our portfolio companies, have any control over the research activities of universities and research laboratories. As neither we nor our portfolio companies provide supervision of any university or laboratory research, we cannot warrant that the research will be done properly and that the results which we may license will be reproducible. In addition, we have no control over what types of research are presented to us by universities and government research facilities for evaluation and commercial development. Further, the licenses to technologies that our portfolio companies obtain may be non-exclusive. In the event that we make an investment in a portfolio company, and we are unable to locate a new technology to be acquired by the portfolio company, we could lose our entire investment.

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

      Technologies developed with funds provided by the United States government have restrictions regarding where they may be sold and have limits on exclusivity. A portfolio company that acquires a technology developed with federal funding may be limited as to where it can sell the technology. The technology may only be allowed to be sold or manufactured within the United States. In addition, under Section 23 of the United States Code, the U.S. government has the right to use technologies that it has funded regardless of whether the technology has been licensed to a third party. Such regulations may limit the marketability of a technology and therefore reduce the value of the technology to our portfolio companies.

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

      We may be unable or decide not to make additional investments in our portfolio companies, which could result in our losing our initial investment if the portfolio company fails. Our ownership and control may be diluted if a portfolio company obtains additional funds from third party investors.

      Our agreement with the underwriters in connection with our IPO restricts the size of our investment in any single portfolio company and, as a result, could prohibit an additional investment in a portfolio company in the event that our initial investment represented 10% or more of our assets. Even if we are able to make an additional investment in a portfolio company within the prescribed limits, we may elect not to make an additional investment in a portfolio company in order to limit the size of our investment, which is at risk. It is also our policy not to make loans to our portfolio companies, which in the aggregate exceed 25% of our net assets. Therefore, if a portfolio company requires additional funds to continue operating, and we cannot or choose not to make an additional investment, our investment in the portfolio company may decline in value. In addition, to the extent that a portfolio company seeks additional financing from third parties, our ownership interest and control of the portfolio company may be diluted.

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

      We have been dependent on a small number of companies controlled by the same investor group for the purchase of our portfolio companies. We have only limited experience selling our portfolio companies and of the fifteen transactions that we have completed, six have been with companies controlled by the same group of investors.

      At December 31, 2001, we have completed only fifteen transactions, including fourteen mergers and one stock sale, wherein we sold portfolio companies to other companies and six of these sales have been made to companies that are controlled by the same investor group. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sales of our portfolio companies in the future.

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

      Our investment strategy is based upon selling our portfolio companies in stock for stock exchanges to companies that wish to acquire the technologies owned by our portfolio companies but which themselves may be neither operating nor established. We do not expect to sell any portfolio company securities to the public. Therefore, if we fail to identify an acquirer for a portfolio company, our entire investment in the portfolio company could be lost.

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

      As of December 31, 2001, all of the securities we have received in exchange for our portfolio companies are “restricted securities,” as such term is defined under Rule 144. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the 1933 Act or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive upon resale, the recorded value of our portfolio company securities in merger transactions.

      We may not be able to merge our portfolio companies with publicly traded entities and may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

      As of December 31, 2001, we have completed fifteen sales of portfolio companies. Of these sales, eight have been to companies that are currently public, and the remaining transactions been with non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquirer’s shares, we may be deemed to be an affiliate of the acquirer which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any that might otherwise be realized there from. The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

      The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

      At December 31, 2001 and December 31, 2000, respectively, equity securities amounting to $9,988,772 or 100.8% of net assets and $5,949,582 or 70.4% of net assets, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. See “Determination of Net Asset Value” and our financial statements. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

      Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

      We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of December 31, 2001, we have granted options to purchase 498,000 shares of our common stock to certain officers and employees. We have also reserved an additional 252,000 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

      Our business depends on key personnel.

      We rely, and will continue to be substantially dependent upon, the continued services of our management, including our Chief Executive Officer and Chairman of the Board, Clifford M. Gross, and our President, Uwe Reischl. Our management team is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities, to maintain our access to new technologies, and their relationships with companies in the private sector in order to effectuate the sale of our portfolio companies.

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

      Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments could have a material adverse effect on our financial condition and the price of our common stock.

      We are subject to substantial government regulations because of our status as a business development company.

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

      Our management has limited experience operating a technology transfer business, and managing and operating a business development company.

      The members of our management have been engaged in the operation of our business for a short period of time and so have limited experience. Some of our directors and executive officers only have experience in science and research. Furthermore, we commenced operations as a business development company in June 2000 and so our directors and executive officers have only had experience operating a business development company since June 2000. In addition, some of our management have had limited experience in the areas of corporate finance and corporate mergers.

      One of our current stockholders has significant influence over our management and affairs.

      Clifford M. Gross, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 50% of our common stock as of December 31, 2001. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

Item 2. Properties

      Our principal office is located at 202 S. Wheeler Street, Plant City, Florida. Our lease for approximately 2700 square feet of office space at that location expires in March 2004. We believe our office space is suitable for our needs for the foreseeable future.

      Our UK office is located at Buckland House, Dower Mews, High Street, Berkhamsted Herts HP4 2BL, UK. Our lease of office space at that location expires in September 2003. We believe our office space is suitable for our needs for the foreseeable future.

Item 3. Legal Proceedings

      The Company is not a party to material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Computershare Trust Company Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for the Company’s common stock. Certificates to be forwarded should be mailed directly to the transfer agent, preferably by registered mail.

      The Company’s shares of common stock began to trade on the Nasdaq SmallCap Market on October 25, 2000, under the symbol “UTOB”. The Company had approximately 400 shareholders at December 31, 2001 and 500 shareholders at December 31, 2000. The net asset value per share of the Company’s common stock at December 31, 2001 was $2.53. The following table reflects the high and low closing prices by quarter for the Company’s common stock on the Nasdaq SmallCap Market for 2001 and 2000.

	High	Low

Fiscal year 2000
October 25, 2000 — December 31, 2000	$6.31	$5.56
Fiscal year 2001
January 1, 2001 — March 31, 2001	$7.50	$5.75
April 1, 2001 — June 30, 2001	$8.05	$7.00
July 1, 2001 — September 30, 2001	$8.45	$7.40
October 1, 2001 — December 31, 2001	$7.55	$7.00

      For the fiscal years ended December 31, 2001 and 2000, the Company did not declare or pay dividends.

      On March 25, 2002, our shares of common stock commenced trading on the American Stock Exchange (AMEX) under the symbol “UTK”. In conjunction with our move to AMEX, our common stock no longer trades on the Nasdaq Small Cap Market.

      During 2001, we issued 133,446 shares of our common stock pursuant to an exemption from the registration requirements of the 1933 Act under section 4(2) of the 1933 Act as a transaction by an issuer not involving a public offering

      We have never declared or paid any dividends to the holders of our common stock and we do not anticipate paying dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the expansion of our business and for general corporate purposes. Our Board of Directors will have sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our ability to pay dividends in the future could be limited or prohibited by regulatory requirements and the terms of financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Item 6.     Selected Financial Data

      The following table presents our summary consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Consolidated Statement of Operations Data:
Income from operations	$4,075,248	$4,576,814	$1,315,373	$381,843	$—
Expenses	2,611,970	1,883,868	728,322	213,437	5,115

Income (loss) before income taxes	1,463,278	2,692,946	587,051	168,406	(5,115)
Provision for income taxes	555,298	1,018,334	301,190	62,450	—

Net income (loss) from operations	907,980	1,674,612	285,861	105,956	(5,115)
Net realized and unrealized gains (losses)	(263,697)	(551,912)	122,919	611,000	—

Net increase (decrease) in net assets from operations	$644,283	$1,122,700	$408,780	$716,956	$(5,115)

Net increase (decrease) in net assets from operations per share:
Basic	$.17	$.38	$.15	$.31	$(.00)
Diluted	$.17	$.38	$.15	$.31	$(.00)
Weighted average shares:
Basic	3,840,714	2,968,018	2,682,420	2,304,691	2,070,494
Diluted	3,882,914	2,968,720	2,682,420	2,304,691	2,070,494

	December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Investments at fair value	$9,988,772	$5,949,582	$2,594,931	$1,300,000	$—
Cash and cash equivalents	1,432,473	3,952,280	1,007,229	418,178	139
Total assets	12,410,958	10,088,666	4,205,345	1,805,795	31,708
Total liabilities	2,501,518	1,633,664	920,892	440,148	—
Net assets	9,909,440	8,455,002	3,284,453	1,365,647	31,708

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

Critical Accounting Policies and Estimates.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, management reviews these estimates and assumptions including those related to revenue recognition and the valuation of investments.

      Management believes the following critical accounting policies, among others, affect it more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition

      Effective January 1, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements. The adoption of SAB 101 had no material impact on the Company’s financial statements.

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

      Revenue from strategic alliance agreements is deferred and recognized over the term of each agreement, typically twelve months. These agreements are cancelable at any time.

     Valuation of Investments:

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

      The Board of Directors bases its determination of fair value upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

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

      We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. In 2001, we paid Bolten Financial Consulting, Inc. a total of $53,921 for its valuation services.

      Our expenses include salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. Sales and marketing costs include license and sponsored research fees, as well as advertising, commissions, salaries, travel and other expenses that vary with revenues. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

      We used an equity-based method of compensating certain outside service providers during 1998 and 1999. Those costs are reflected in the general and administrative costs of the statement of operations. Some service agreements were for periods in excess of one year and any remaining value was recorded as a prepaid expense for the period.

      On October 25, 2000, the Company completed its IPO of 1,000,000 shares of its common stock at $6.00 per share to raise additional equity to support its growth strategy. The net proceeds of the offering were $4,047,849.

Financial Condition

      The Company’s total assets were $12,410,958 and its net assets were $9,909,440 at December 31, 2001, compared to $10,088,666 and $8,455,002 at December 31, 2000 respectively.

      Net asset value per share (“NAV”) was $2.53 at December 31, 2001, compared to $2.24 at December 31, 2000. Net assets increased by $1,454,438 in 2001 and by $5,170,549 in 2000.

      Among the significant changes that affected total assets, net assets and NAV during 2001 were:

•	Four technology transfers valued at $3,419,653;

•	Private placement of common stock for net proceeds of $375,617;

•	Four strategic alliance agreements with earned revenue of $534,782; and

•	Acquisition of PAX Technology Transfer Ltd. valued at $440,000.

      The Company’s common shares outstanding as of December 31, 2001 were 3,915,672, compared to 3,782,226 at December 31, 2000. The Company’s outstanding shares were increased as a result of the issuance of shares in a private placement and in connection with the acquisition of PAX Technology Transfer, Ltd.

      The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity securities that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At December 31, 2001, $4,932,861 or 40% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized depreciation, after income tax effect, was $(18,827); the remaining $5,055,911 or 41% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized appreciation, after income tax effect, was $644,294. See Note 2 to the Consolidated Financial Statements under Item 8.

      At December 31, 2000, $3,438,602 or 34% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized appreciation, after income tax effect, was $(217,845); the remaining $2,510,980 or 25% of the Company’s total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation, after income tax effect, was $376,137. The increase in the value of publicly traded securities from $3,438,602 in 2000 to $4,932,861 in 2001 is primarily owing to the two technology transfer transactions with Advanced Recycling Sciences, Inc., and Sense Holdings, Inc. originally valued at $1,927,153. Additionally, Centrex, Inc. became a publicly traded company during 2001.

      A summary of the Company’s investment portfolio is as follows:

	Year Ended December 31,

	2001	2000

Investments, at cost	$10,018,958	$5,695,788
Unrealized appreciation (depreciation), before income tax	(30,186)	253,794

Investments, at fair value	$9,988,772	$5,949,582

      Following an initial investment in a portfolio company, the Company may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase its ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve the Company’s proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital or (5) attempt to preserve or enhance the value of the Company’s investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and the Company’s investment or could result in a missed opportunity for the Company to participate to a greater extent in a portfolio company’s successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private portfolio companies. However there can be no assurance that the Company will have liquid capital. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

      The following table is a summary of the Company’s capital investments made in its portfolio companies during the year ended December 31, 2001:

Capital Investments Made in Portfolio Companies:	Amount

Ocular Technologies, Inc.	$150
UTEK Real Estate Holdings, Inc.	150
Watermark Technologies, Inc.(2)	156,859
Fiber Gel Technologies, Inc.	150
Advanced Microsphere Technology, Inc.(4)	22,150
Technology Development, Inc.(1)	198,582
Micro Sensor Technologies, Inc.(3)	224,155
Advanced Sensor Technologies, Inc.	752

Total	$602,948

(1)	Technology Development merged with Advanced Recycling Sciences, Inc. on February 19, 2001.
(2)	Watermark Technologies, Inc. merged with Bitzmart, Inc. on April 20, 2001.
(3)	Micro Sensor Technologies, Inc. merged with Sense Holdings, Inc. on May 31, 2001.
(4)	Advanced Microsphere Technology, Inc. merged with Prime Pharmaceutical Corporation on September 26, 2001.

Of the total capital invested in our subsidiaries during the year ended December 31, 2001, $356,000 was expended on research and development costs, $141,000 on license and consulting fees, both of which are reflected in the Consolidated Statement of Operations in sales and marketing expenses.

Results of Operations

      The Company accounts for its operations under generally accepted accounting principles for investment companies. On this basis, the principal measure of a Company’s financial performance is the “Net increase in net assets from operations” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between the Company’s income from technology transfers, consulting fees, interest, dividends, fees and other income and its operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the fair value of the Company’s investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     Year Ended December 31, 2001 Compared To The Year Ended December 31, 2000

      Income from operations. Income from operations decreased 11% to $4,075,248 for the twelve months ended December 31, 2001 from $4,576,814 for the twelve months ended December 31, 2000. The decrease in income from operations resulted from completing four tax-free mergers in 2001 as compared to four tax-free mergers and a sale in 2000, offset by an increase in consulting fees of $534,782 related to strategic alliance agreements. As described below, we completed four tax free mergers in 2001 in which we received securities valued at $3,419,653, compared to four tax free mergers and a sale in 2000 valued at $4,501,584.

      In 2001, we completed the following transactions:

•	Advanced Recycling Sciences, Inc. We received an additional 1,466,153 shares of common stock of Advanced Recycling Sciences, Inc. that were valued at the time of sale at $1.00 per share in connection with a technology transfer.

•	Bitzmart, Inc. We received 450,000 shares of common stock of Bitzmart, Inc. that were valued at the time of sale at $2.31 per share in connection with a technology transfer.

•	Sense Holdings, Inc. We received an additional 1,850,000 shares of common stock of Sense Holdings, Inc. that were valued at the time of sale at $.26 per share in connection with a technology transfer.

•	Prime Pharmaceutical Corporation. We received 560,000 shares of common stock of Prime Pharmaceutical Corporation that were valued at the time of the sale at $.60 per share in connection with a technology transfer.

      Consulting fees increased to $534,782 in the year ended December 31, 2001 from $-0- in the year ended December 31, 2000. The fees were paid in the form of unregistered shares of common stock in our client. The increase was a direct result of the implementation of the strategic alliance initiative, which began in 2001. To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

      Expenses. Total operating expenses for the twelve months ended December 31, 2001 were $2,611,970 consisting of salaries and wages of $616,796, professional fees of $372,029, sales and marketing expenses of $904,141, and general and administrative expenses of $719,004. These expenses compared to the $1,883,868 reported for the twelve months ended December 31, 2000, consisting of salaries and wages of $376,053, professional fees of $309,619, sales and marketing expenses of $780,670, and general and administrative expenses of $417,516. The 39% increase in total operating expenses was due to additional expenses incurred in operating as a public company for a full year in 2001 as compared to less than three months in 2000, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B® brand. The 16% increase in sales and marketing expenses was largely due to increased efforts to reach a broader market for technology transfers, the cost of additional sales staff, as well as additional research and development programs funded to consummate those transfers. The 64% increase in salaries and wages reflects increased salary costs from the addition of a full-time CFO, an additional part-time employee, as well as a bonus for our CEO. The 20% increase in professional fees is largely due to the cost associated with operating as a public company, reporting requirements of a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and complying with BDC regulatory requirements. The 72% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

      Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $86,578 for the twelve months ended December 31, 2001 and were substantially related to sales of 924,973 shares of Lexon, Inc. common stock for $162,480 and 51,000 shares of Advanced Recycling Sciences, Inc. for $33,135 during the reporting period. The Company also sold various other short-term investments with net proceeds of $524,728 resulting in a realized gain of $2,873. Net realized gains on investments amounted to $23,715 for the twelve months ended December 31, 2000 and were substantially related to sales of 75,027 shares of Lexon, Inc. common stock for $62,037 in cash during the reporting period.

      The net unrealized appreciation (depreciation) of investments, net of taxes, increased by $177,119 for the twelve months ended December 31, 2001, a 69% decrease from the decrease in unrealized appreciation of $575,627 for the twelve months ended December 31, 2000. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the twelve months ended December 31, 2001. There were declines in value related to our investments in Lexon, Inc., Nubar, Inc., NuElectric Corporation, Rosbon, Inc., Torvec, Inc. and Prime Pharmaceutical Corporation, Inc. However the decline in value was offset by an increase in value in our investments in Image Analysis, Inc., Centrex, Inc., Advanced Recycling Sciences, Inc., Bitzmart, Inc. and Sense Holdings, Inc. Centrex, Inc. became a publicly traded company with a value increase of $1,552,320 for the year ended December 31, 2001.

      The Company’s net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of the Company’s future performance.

      Our effective tax rate was a provision of 37.9% and 37.8% for the twelve months ended December 31, 2001 and December 31, 2000, respectively.

     Year Ended December 31, 2000 Compared To The Year Ended December 31, 1999.

      Income from operations. Income from operations increased 248% to $4,576,814 for the twelve months ended December 31, 2000 from $1,315,373 for the twelve months ended December 31, 1999. The increase in income from operations resulted from completing five technology transfers. As described below, in the twelve months ended December 31, 2000, we sold one portfolio company for $200,000 and completed four tax free mergers in which we received securities valued at $4,301,584, compared to five tax free mergers valued at $1,098,212 for the twelve months ended December 31, 1999. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. In our transactions with:

•	Graphco Technologies, Inc. We received 100,799 shares of common stock of Graphco Technologies, Inc. that were valued at the time of sale at $9.45 per share in connection with a technology transfer.

•	Lexon, Inc. We sold one of our portfolio companies for $200,000. Under the terms of the agreement, we received $50,000 on the date of the transaction and a $150,000 promissory note in connection with a technology transfer.

•	The Quantum Group, Inc. We received 931,000 shares of common stock of The Quantum Group, Inc. that were valued at the time of sale at $.81 per share in connection with a technology transfer.

•	NuElectric Corporation. We received an additional 546,000 shares of common stock of NuElectric Corporation that were valued at the time of sale at $.82 per share in connection with a technology transfer.

•	Torvec, Inc. We received 1,068,354 shares of common stock of Torvec, Inc. that were valued at the time of the sale at $2.01 per share in connection with a technology transfer.

      Consulting fees decreased to $-0- from $165,000 as of the years ended December 31, 2000 and 1999, respectively. The decrease is the result of the Company not engaging in any consulting service agreements during 2000.

      Expenses. Total operating expenses for the twelve months ended December 31, 2000 were $1,883,868 consisting of salaries and wages of $376,053, professional fees of $309,619, sales and marketing expenses of $780,670, and general and administrative expenses of $417,526. These expenses compared to the $728,322 reported for the twelve months ended December 31,1999, consisting of salaries and wages of $197,125, professional fees of $184,697, sales and marketing expenses of $79,544, and general and administrative expenses of $266,956. The 159% increase in total operating expenses was due to additional expenses incurred in operating as a public company, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B(SM) brand. The 881% increase in sales and marketing expenses was largely due to increased efforts to reach a broader market for technology transfers and the cost of research and development programs funded to consummate those transfers. The 91% increase in salaries and wages reflects increased salary costs from the addition of two full-time Managers of Technology Alliances, an additional full-time Executive Assistant, as well as a full year of our President’s salary. The 68%

increase in professional fees is largely due to the cost associated with operating as a public company, reporting requirements of a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and complying with BDC regulatory requirements. The 56% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

      Net Realized and Unrealized Gains and Income Taxes. Net realized gains on investments amounted to $23,715 for the twelve months ended December 31, 2000 and were generated from the sale of 75,027 shares of Lexon, Inc. common stock for $62,037 in cash. There were no realized gains (losses) for the twelve months ended December 31, 1999.

      The net unrealized appreciation of investments decreased by $575,627 for the twelve months ended December 31, 2000, a 568% decrease from the increase in unrealized appreciation of $122,919 for the twelve months ended December 31, 1999. The net unrealized losses consisted of declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the twelve months ended December 31, 2000 related to our investments in Lexon, Inc., NuElectric Corporation., The Quantum Group, Inc., Centrex, Inc. and Nubar, Inc. Our investments in Lexon, Inc., NuElectric Corporation. and The Quantum Group, Inc., all publicly traded securities, lost value due to the existing volatile market. Torvec, Inc., however, offset some of the decline with an increase in value in the last quarter of 2000. Most of the decline in value occurred in the last two quarters, as the overall market started to decline. Centrex, Inc. and Nubar, Inc. are private companies whose net worth warranted a reduction in the Company’s carrying value.

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

Liquidity and Capital Resources

      Net assets increased 17% to $9,909,440 at December 31, 2001 from $8,455,002 at December 31, 2000, attributable to income from operations, realized losses, the unrealized depreciation of non-controlled affiliate investments, the completion of a private placement, and the acquisition of PAX Technology Transfer, Ltd.

      Our primary source of liquidity and capital through December 31, 2001 was from the issuance of common stock rather than income from operations. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. Since inception, we have completed four private placement transactions resulting in proceeds of $375,617 in 2001, $1,305,807 in 1999 and $530,453 in 1998. We also received $162,480 in cash in 2001 for sales of our investments in non-controlled affiliates. In 2000, we completed the Company’s IPO with net proceeds of $4,047,849.

      On December 31, 2001 we had $1,432,473 in cash and cash equivalents. We anticipate needing to raise additional equity to fund our operations and anticipated growth in our investment portfolio.

      On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit bear interest at the financial institution’s prime rate less .25%. The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates. At December 31, 2001, we had no borrowings outstanding under the line of credit. The balance due was $-0-.

Impact of New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired in a business combination after June 30, 2001. As a result, the goodwill recorded in connection with the Company’s acquisition of Pax Technology Transfer Ltd. will not be amortized. See Note 8 to the Consolidated Financial Statements under Item 8. The Company will apply the remaining provisions of SFAS 142 in the first quarter of 2002 and does not anticipate that application of those provisions will have a material impact on the Company’s financial position or its results of operations.

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

Item 8.     Financial Statements and Supplementary Data

UTEK CORPORATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

UTEK Corporation

      We have audited the accompanying consolidated balance sheets of UTEK Corporation, including the schedules of investments, as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2001, and selected per share data and ratios for each of the five years in the period ended December 31, 2001. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the physical inspection of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of UTEK Corporation at December 31, 2001 and 2000, and the consolidated results of its operations, its cash flows and changes in its net assets for each of the three years in the period ended December 31, 2001, and the selected per share data and ratios for each of the five years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida

March 15, 2002

UTEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
Investments in non-controlled affiliates (cost $10,018,959 and $5,695,788 at December 31, 2001 and 2000, respectively)	$9,988,772	$5,949,582
Cash and cash equivalents	1,432,473	3,952,280
Short-term marketable securities	282,284	—
Prepaid expenses and other assets	192,450	110,331
Fixed assets, net	88,286	76,473
Intangible assets	426,693	—

TOTAL ASSETS	12,410,958	10,088,666

LIABILITIES
Notes payable to bank	—	39,975
Accrued expenses	90,125	101,901
Deferred revenue	523,406	—
Deferred income taxes	1,887,987	1,491,788

TOTAL LIABILITIES	2,501,518	1,633,664

NET ASSETS	$9,909,440	$8,455,002

Commitments and Contingencies
Composition of net assets
Common stock, $.01 par value, 19,000,000 shares authorized; 3,915,672 and 3,782,226 shares issued and outstanding at December 31, 2001 and 2000, respectively	$39,157	$37,822
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	6,988,141	6,173,859
Accumulated income:
Accumulated net operating income	2,969,294	2,061,314
Net realized gain (loss) on investments, net of income taxes	(62,863)	23,715
Net unrealized appreciation (depreciation) of investments, net of deferred income taxes (Note 4)	(18,827)	158,292
Foreign currency translation adjustment	(5,462)	—

Net assets	$9,909,440	$8,455,002

Net asset value per share	$2.53	$2.24

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2001	2000	1999

Income from operations:
Sale of technology rights	$3,419,653	$4,501,584	$1,098,212
Consulting fees	534,782	—	165,000
Investment income, net	120,813	75,230	52,161

	4,075,248	4,576,814	1,315,373
Expenses:
Salaries and wages	616,796	376,053	197,125
Professional fees	372,029	309,619	184,697
Sales and marketing	904,141	780,670	79,544
General and administrative	719,004	417,526	266,956

	2,611,970	1,883,868	728,322

Income before income taxes	1,463,278	2,692,946	587,051
Provision for income taxes (Note 4)	555,298	1,018,334	301,190

Net income from operations	907,980	1,674,612	285,861
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of $(52,236) and $14,312, for 2001 and 2000 respectively	(86,578)	23,715	—
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $(106,861), $(347,298) and $73,800 for 2001, 2000 and 1999, respectively (Note 4)	(177,119)	(575,627)	122,919

Net increase in net assets from operations	$644,283	$1,122,700	$408,780

Net increase in net assets from operations per share:
Basic	$.17	$.38	$.15
Diluted	$.17	$.38	$.15
Weighted average shares:
Basic	3,840,714	2,968,018	2,682,420
Diluted	3,882,914	2,968,720	2,682,420
Unaudited pro forma information:
Net increase in net assets from operations before pro forma effect of change in Company’s tax structure	$644,283	$1,122,700	$408,780
Pro forma effect of change in tax structure	—	—	78,794

Pro forma increase in net assets from operations	$644,283	$1,122,700	$487,574

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2001	2000	1999

Operating Activities:
Net increase in net assets from operations	$644,283	$1,122,700	$408,780
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
(Increase) decrease in net unrealized appreciation of investments	283,980	922,925	(196,719)
Depreciation	23,297	19,251	14,046
(Gain) loss on sale of investments	138,814	(38,027)	—
Deferred income taxes	396,199	685,349	374,989
Investment securities received from sale of portfolio companies	(3,419,653)	(4,301,585)	(1,098,212)
Services rendered in exchange for investment securities	(453,635)	—	—
Stock issued for services received	—	—	204,219
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(117,032)	36,754	(499,687)
Deferred revenue	27,008	—	—
Accrued expenses	(11,776)	(12,552)	105,755

Net cash used in operating activities	(2,488,515)	(1,565,185)	(686,829)

Investing Activities:
Purchases of investment securities	(5,411,844)	—	—
Proceeds received on sale of investments	5,049,343	62,037	—
Cash acquired in acquisition of PAX Technology Transfer Ltd.	27,533	—	—
Purchases of fixed assets	(26,504)	(14,987)	(29,927)

Net cash provided by (used in) investing activities	(361,472)	47,050	(29,927)

Financing Activities:
Proceeds from short term borrowings	150,000	140,975	—
Repayments on short-term borrowings	(189,975)	(101,000)	—
Net proceeds from issuance of common stock	375,617	4,423,181	1,305,807
Net proceeds from issuance of common stock warrants	—	30	—

Net cash provided by financing activities	335,642	4,463,186	1,305,807

Foreign currency translation adjustment	(5,462)	—	—
Increase (decrease) in cash and cash equivalents	(2,519,807)	2,945,051	589,051
Cash and cash equivalents at beginning of year	3,952,280	1,007,229	418,178

Cash and cash equivalents at end of year	$1,432,473	$3,952,280	$1,007,229

Supplemental Cash Flow Information:
Cash paid for interest	$606	$1,699	$—
Stock received in satisfaction of note receivable	$39,614	$—	$—

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31

	2001	2000	1999

Changes in net assets from operations:
Net income from operations	$907,980	$1,674,612	$285,861
Net realized gain (loss) on sale of investments	(86,578)	23,715	—
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(177,119)	(575,627)	122,919

Net increase in net assets from operations	644,283	1,122,700	408,780

Capital stock transactions:
Common stock issued for cash	375,617	4,047,819	1,305,807
Common stock warrants issued for cash	—	30	—
Common stock issued in acquisition of PAX Technology Transfer, Ltd.	440,000	—	—
Common stock issued for services	—	—	204,219

Net increase in net assets from stock transactions	815,617	4,047,849	1,510,026

Foreign currency translation adjustment	(5,462)	—	—

Net increase in net assets	1,454,438	5,170,549	1,918,806
Net assets at beginning of year	8,455,002	3,284,453	1,365,647

Net assets at end of year	$9,909,440	$8,455,002	$3,284,453

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2001

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates — 100.8%
236,000	3/01	Lexon, Inc. — publicly traded over the counter — .2%; developer of health care technology	$39,614	$21,240
879,300	1/99	Image Analysis, Inc., privately held — 17.2%; medical and hospital equipment developer	219,825	1,705,842
1,584,000	5/99	Centrex, Inc., publicly traded over the counter — 15.7%; developer of water and purification methodologies	522,720	1,552,320
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
1,037,957	6/99	NuElectric Corporation, publicly traded over the counter — 3.8%; environmental services	590,388	373,665
150	11/99	Rosbon, Inc., privately held — 0.8%; real estate development	90,705	76,768
100,799	3/00	Graphco Technologies, Inc., privately held — 5.1%; developer of e-commerce technologies	952,362	511,050
2,326,153	6/00	Advanced Recycling Sciences, Inc., formerly The Quantum Group, Inc., publicly traded over the counter — 10.6%; tire recycling methodologies	2,158,953	1,046,769
1,068,354	11/00	Torvec, Inc., publicly traded over the counter — 8.7%; advanced automotive technologies	2,147,392	865,367
641,667	4/01	Bitzmart, Inc., privately held — 18.8%; software products	1,658,000	1,867,251
1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter — 10.3%; biometric technologies	481,000	1,017,500
810,000	9/01	Prime Pharmaceutical Corporation, privately held — 4.1%; pharmaceutical developments in dermatology	486,000	405,000
1,000,000	11/01	Primapharm Funding Corporation, privately held — 4.9%; intellectual property development	490,000	490,000
400,000	11/01	USAOnestar.Net Inc., publicly traded over the counter — .6%; telecom, educational internet service	56,000	56,000

		TOTAL INVESTMENTS — 100.8%	$10,018,959	$9,988,772

		Cash and other assets, less liabilities — (.8)%		(79,332)

		Net assets at December 31, 2001 — 100%		$9,909,440

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of December 31, 2001, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc. and Prime Pharmaceutical Corporation. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144, except for those specifically noted.

See accompanying notes.

UTEK CORPORATION

Schedule of Investments

December 31, 2000

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates — 70.4%
924,973	5/98	Lexon, Inc. — publicly traded over the counter development stage enterprise — 1.8%; developer of health care technology	$295,991	$147,996
879,300	1/99	Image Analysis, Inc., privately held — 16.8%; medical and hospital equipment developer	219,825	1,424,466
1,584,000	5/99	Centrex, Inc., privately held — 0%; developer of water and purification methodologies	522,720	—
900,000	5/99	Nubar, Inc., privately held — 0.6%; developer of construction materials	126,000	51,300
1,037,957	6/99	NuElectric Corporation., publicly traded over the counter — 7.1%; environmental services	590,388	602,015
150	11/99	Rosbon, Inc., privately held — 1.0%; real estate development	87,000	82,852
100,799	3/00	Graphco Technologies, Inc., privately held — 11.3%; developer of e-commerce technologies	952,362	952,362
931,000	6/00	The Quantum Group, Inc., publicly traded over the counter — 2.9%; tire recycling methodologies	754,110	242,060
1,068,354	11/00	Torvec, Inc., publicly traded over the counter — 28.9%; advanced automotive technologies	2,147,392	2,446,531

		TOTAL INVESTMENTS — 70.4%	$5,695,788	$5,949,582

		Cash and other assets, less liabilities — 29.6%		2,505,420

		Net assets at December 31, 2000 — 100%		$8,455,002

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of December 31, 2000, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption there from. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc. and The Quantum Group, Inc. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144.

See accompanying notes

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business and significant accounting policies

     The Company

      We are a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

      We commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. In September 2001, UTEK Corporation acquired 100% of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. See Note 8.

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

      To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

     Principles of Consolidation

      The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Portfolio companies are consolidated with the Company prior to the exchange of their shares with a merger partner.

     Impairment of Long-lived Assets

      The Company reviews long-lived assets, including goodwill, for impairment. Such assets are written down to fair value when events or changes in circumstances indicate that the carrying value may not be recoverable.

     Intangible Assets

      Intangible assets consist primarily of the excess cost over the fair value of net identifiable assets acquired (goodwill) relating to the September 28, 2001 acquisition of Pax Technology Transfer, Ltd. The Company applied the non-amortization provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and as a result, the related goodwill in not being amortized.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Nature of business and significant accounting policies — (Continued)

     Segment Disclosures

      Management considers the Company as operating in only one segment, the transfer of new technologies through the sale of portfolio companies. A subsidiary of UTEK Corporation has assets in the United Kingdom, however, the assets and operations are not significant.

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

      Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities at December 31, 2001 and 2000 (100.8% and 70.4% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values.

     Cash and Cash Equivalents

      The Company considers all highly liquid fixed income investments with maturities of three months or less to be cash equivalents.

     Short-term Investments

      The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term commercial paper, treasury bills and mutual funds. The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist of a mutual fund which is stated at market value, with unrealized gains and losses on such securities reflected, net of tax, in net assets. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Nature of business and significant accounting policies — (Continued)

     Income Taxes

      The Company does not qualify as a Regulated Investment Company for income tax purposes. Therefore, the Company is taxed as a regular corporation for federal and state income tax purposes.

     Revenue Recognition

      Effective January 1, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements. The adoption of SAB 101 had no material impact on the Company’s financial statements.

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

      Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement, typically twelve months. These agreements are cancelable at any time.

      The Company’s consolidated subsidiary derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts are deferred and recognized ratably over the term of the contract, typically ninety days.

     Fixed Assets

      Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

     Stock Based Compensation

      The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its qualified and nonqualified stock options and has adopted the disclosure-only option under Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123).

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

     Research and Development

      Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. For the year December 31, 1999, the Company incurred no such costs. For the years ended December 31, 2001 and 2000, the Company

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Nature of business and significant accounting policies — (Continued)

incurred $356,000 and $375,000, respectively, in such costs, which is classified as sales and marketing expense in the consolidated statements of operations.

     Foreign currency translation

      The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period. Revenues and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in net assets under the caption “Foreign currency translation adjustment.”

     Reclassifications

      Certain amounts for 1999 and 2000 in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

     Impact of New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired in a business combination after June 30, 2001. As a result, the goodwill recorded in connection with the Company’s acquisition of Pax Technology Transfer Ltd. will not be amortized. See Note 8 to the Consolidated Financial Statements under Item 8. The Company will apply the remaining provisions of SFAS 142 in the first quarter of 2002 and does not anticipate that application of those provisions will have a material impact on the Company’s financial position or its results of operations.

2. Investments

      Equity securities at December 31, 2001 and December 31, 2000, (100.8% and 70.4% of net assets) respectively were valued at fair value as determined by the Board of Directors, in the absence of readily ascertainable market values.

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

      As of December 31, 2001 and December 31, 2000, the Company had established four and eight portfolio companies, respectively, with net assets of $0 and $740, respectively, which are included in other assets.

      On January 28, 2000, the Company sold its Cancer Diagnostic, Inc. portfolio company to Lexon, Inc. for $200,000. The Company received $170,000 in cash and 236,000 shares were issued in March 2001 for the remaining balance and accrued interest on the note.

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

      On August 14, 2001, the Company acquired 41,667 unregistered shares from Bitzmart, Inc. at $3.00 per share for $125,000.

      On September 27, 2001, the Company acquired 250,000 unregistered shares from Prime Pharmaceutical Corporation at $.60 per share for $150,000.

      On September 14, 2001, the Company received 100,000 unregistered shares from Bitzmart, Inc. at $2.31 per share in a strategic alliance agreement.

      On October 29, 2001, the Company received 1,000,000 unregistered shares of Primapharm Funding Corporation in a strategic alliance agreement. For the period ended December 31, 2001, the Company recognized consulting fees relating to 42,743 shares at the valuation price of $.14.

      On November 1, 2001, the Company received 50,000 unregistered shares of Bitzmart, Inc. at $2.91 per share in a strategic alliance agreement, all of which was recognized as consulting fees for the period ended December 31, 2001.

      On November 28, 2001, the Company received 400,000 unregistered shares of USAOnestar.net, Inc. in a strategic alliance agreement. For the period ended December 31, 2001, the Company recognized consulting fees relating to 145,206 shares at the valuation price of $.49.

3. Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2001	2000

Computer Equipment	$86,859	$69,727
Furniture and Fixtures	43,051	26,268
Leasehold Improvements	19,150	17,955

	149,060	113,950
Less accumulated depreciation	(60,774)	(37,477)

	$88,286	$76,473

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

      The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred:
Federal	$473,320	$867,428	$257,168
State	81,978	150,906	44,022

	555,298	1,018,334	301,190

	$555,298	$1,018,334	$301,190

      A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,

	2001	2000	1999

Tax at U.S. statutory rate	$497,255	$915,601	$199,597
State taxes, net of federal benefit	54,104	98,217	29,057
LLC loss deductible by members	—	—	71,193
Other	3,939	4,516	1,343

	$555,298	$1,018,334	$301,190

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Income Taxes — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,

	2001	2000

Net operating loss carryforward	$871,326	$601,553
Capital loss carryforward	52,236	—
Other	(876)	(1,920)
Investments in non-controlled affiliates	(2,810,673)	(2,091,421)

Net deferred tax liability	$(1,887,987)	$(1,491,788)

      SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance was not necessary as of December 31, 2001 and 2000.

      At December 31, 2001, the Company has available U.S. net operating loss carryforwards of approximately $2,315,000, which expire in years 2012, 2018, 2019, 2020 and 2021, and UK net operating loss carryforwards of $8,000 which carryforward indefinitely. At December 31, 2001 the Company has a capital loss carryforward of approximately $139,000, which will expire in 2006.

      On a pro forma basis, if the Company were a taxable entity for all periods, the Company would have recognized the benefit of additional taxable losses in 1999 of approximately $209,000. The unaudited 1999 pro forma tax provision on operations, presented as if the Company were a taxable entity for all periods presented and calculated in accordance with SFAS No. 109, is as follows:

Year Ended
December 31,
1999

Current income tax provisions	$—
Deferred income tax provision	222,396

$222,396

      A reconciliation of the differences between the 1999 pro forma effective income tax rate and the pro forma statutory federal tax rate follows:

Year Ended
December 31,
1999

Tax at U.S. statutory rate	$199,597
State taxes, net of federal benefit	21,456
Valuation allowance	—
Other	1,343

$222,396

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholder’s Equity

      Transactions in common stock for the three years ended December 31, 2001 were as follows:

Common Stock	Shares	Par Value	Paid In Capital

Balance at December 31, 1998	2,454,402	$24,544	$629,262
Private placement — April 12, 1999	281,424	2,814	1,302,993
Issued for services	46,400	464	203,755

Balance at December 31, 1999	2,782,226	27,822	2,136,010
Initial public offering — October 25, 2000	1,000,000	10,000	4,037,849

Balance at December 31, 2000	3,782,226	37,822	6,173,859
Private placement — June 5, 2001	73,986	740	374,877
Acquisition PAX Technology Transfer, Ltd — September 28, 2001	59,460	595	439,405

Balance at December 31, 2001	3,915,672	$39,157	$6,988,141

      Pursuant to the IPO agreement, the Company issued 100,000 warrants on October 25, 2000 at $.0003 to the underwriter, to purchase an equal number of shares of the Company’s common stock. These warrants are exercisable over the next four years at $9.90 per share. The warrants expire on October 25, 2005.

6. Stock Compensation, Employment Agreements and Stock Options

      The Company accounts for stock grants to employees in exchange for services in accordance with APB No 25, “Accounting for Stock Issued to Employees”. Stock grants to non-employees in exchange for services are accounted for in accordance with FAS 123, “Accounting for Stock-Based Compensation”. Expenses related to stock grants to employees and non-employees during fiscal 2001, 2000, and 1999 amounted to $0, $0, and $204,000, respectively.

      Effective September 1, 1999, the Company entered into five year employment agreements with its CEO and President providing for an annual base salary of $150,000, and $100,000, respectively, for their services. Effective February 20, 2001, the Company entered into a one year employment agreement with its CFO providing for an annual base salary of $90,000 for his services. Effective March 31, 2002 the CFO resigned.

      In the year ended December 31, 1999, the Company reserved 750,000 shares of common stock for issuance in connection with the stock option plans. The Company adopted an incentive stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, the Company is authorized to issue options to purchase up to 500,000 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 250,000 shares of the Company’s common stock. Under the 2000 Plan, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. The per share exercise price of each stock option granted under the 1999 Plan and the 2000 Plan must be equal to the quoted fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. At December 31, 2001, 448,000 options from the 1999 Plan had been granted and 50,000 options from the 2000 Plan had been granted.

      Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to account for its stock option plan under APB Opinion 25, “Accounting for Stock Issued to Employees,” and

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stock Compensation, Employment Agreements and Stock Options — (Continued)

adopt the disclosure-only provisions of SFAS No. 123. Under APB 25, no compensation costs were recognized relating to the option grants because the exercise price of the options awarded was equal to the fair market price of the common stock on the dates of grant. Under SFAS No. 123, the net increase in net assets from operations would have decreased by $197,692, or $0.05 per share, for the year ended December 31, 2001.

      The fair value of each option granted in 2001 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected volatility	0.309
Risk-free interest	3.69% to 5.09%
Expected term	5 years

      A summary of the Company’s stock option activity, and related information follows:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding — December 31, 1999	—	$—
Granted	240,000	6.30

Outstanding — December 31, 2000	240,000	$6.30
Granted	258,000	7.02
Exercised	—	—
Canceled/expired	—	—

Outstanding — December 31, 2001	498,000	$6.67

Weighted-average fair value of options granted during the year		$2.51

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stock Compensation, Employment Agreements and Stock Options — (Continued)

      Approximately 205,750 options were exercisable at December 31, 2001. The exercise price range of outstanding options at December 31, 2001 follows:

Outstanding	Exercise Price		Exercisable
Options	Range Per Share	Expiration	Options

85,000	$6.00	2005	42,500
55,000	$6.13	2005	30,000
100,000	$6.60	2005	50,000
20,000	$5.75	2006	5,000
2,000	$7.50	2006	2,000
55,000	$7.00	2006	17,500
7,000	$7.41	2006	7,000
5,000	$7.65	2006	1,250
4,000	$7.53	2006	1,000
5,000	$7.51	2006	1,250
125,000	$7.40	2006	35,000
5,000	$7.75	2006	1,250
5,000	$7.45	2006	1,250
2,500	$7.23	2006	2,500
3,500	$7.13	2006	3,500
4,000	$7.05	2006	1,000
5,000	$7.09	2006	1,250
10,000	$7.25	2006	2,500

498,000			205,750

      The weighted-average remaining contractual life of the outstanding options is approximately four years, and the initial term for options is generally five years.

7. Commitments and Contingencies

      On September 10, 2001, the Company obtained a revolving line of credit with a local financial institution. This line of credit allows the Company to borrow up to $500,000, with a rate of interest at .25 percentage points under prime. The line of credit is due on demand and is secured by a pledge of a portion of the Company’s investments in non-controlled affiliates. At December 31, 2001 the balance due was $-0-.

      On September 13, 2000, the Company obtained a revolving line of credit with a local financial institution. This line of credit in allows the Company to borrow up to $150,000, with a rate of interest at the institution’s prime rate (9.5% at December 31, 2000). The line of credit is due on demand and is secured by a pledge of a portion of the Company’s investments in non-controlled affiliates and the personal guarantees of the chief executive officer, a director, and a shareholder. The amount due to the bank at December 31, 2000 was $39,975. The Company paid this line of credit in full and cancelled the line in March 2001.

      The Company has operating leases for its corporate offices in the United States and the United Kingdom. During fiscal year 2001, 2000, and 1999, rental expense related to these leases was $20,275, $18,993, and $16,937, respectively.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Commitments and Contingencies — (Continued)

      At December 31, 2001, future minimum payments under the operating lease is as follows:

2002	$36,458
2003	32,091
2004	4,748

Total	$73,297

8. Acquisition

      On September 28, 2001, the Company acquired the stock of PAX Technology Transfer Ltd., a United Kingdom corporation. This acquisition was made with the issuance of 59,460 shares of unregistered common stock valued at $7.40 per share. This acquisition has been accounted for under the purchase method of accounting applying the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. The excess of the consideration given over the fair value of net identifiable assets acquired was approximately $431,000 and was recorded as goodwill. None of the goodwill will be deductible for income tax purposes.

9. Related Party Transactions

      Carl Nisser, one of the Company’s directors was also associated with the Company’s former counsel, Gersten, Savage & Kaplowitz, LLP, with whom he served in an of counsel capacity. In addition in connection with the October 2000 initial public offering, Mr. Nisser received approximately 30% of the fees payable to Gersten, Savage & Kaplowitz, LLP, (approximately $47,000).

      Sam Reiber, the Company’s General Counsel and a director of the Company is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $33,000 and $67,000 in December 31, 2001 and 2000, respectively, in compensation during the past fiscal year for services performed for the Company and holds 6,100 shares of the Company stock.

10. Interim Financial Information (Unaudited)

Fiscal year 2001:	March 31	June 30	September 30	December 31

Income from operations	$1,492,535	$1,657,259	$599,986	$312,103
Net income from operations	539,174	506,138	111,834	(249,166)
Net increase in net assets from operations	753,353	610,834	(1,458,815)	738,911
Net increase in net assets from operations per share
Basic	$.20	$.16	$(.38)	$.19
Diluted	$.20	$.16	$(.38)	$.19

Fiscal year 2000:	September 30	December 31

Income from operations	$456,926	$2,196,256
Net income from operations	153,790	914,036
Net increase in net assets from operations	(356,619)	721,912
Net increase in net assets from operations per share
Basic	$(.13)	$.24
Diluted	$(.13)	$.24

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Subsequent Events (unaudited)

      Charles Pope resigned as our Chief Financial Officer effective March 31, 2002.

      On March 25, 2002, our shares of common stock commenced trading on the American Stock Exchange (AMEX) under the symbol “UTK”. In conjunction with our move to AMEX, our common stock no longer trades on the Nasdaq Small Cap Market.

SELECTED PER SHARE DATA AND RATIOS

	Year Ended December 31

	2001	2000	1999	1998	1997

Per share information
Net asset value, beginning of year	$2.24	$1.18	$0.56	$.02	$—
Net increase from operations(1)	.23	0.56	0.10	.05	—
Net change in realized and unrealized appreciation/ depreciation on investments (after taxes)	(.14)	(.87)	(.04)	.23	—
Foreign currency translation adjustment	(.01)	—	—	—	—
Net increase from stock transactions	.21	1.37	0.56	.26	.02

Net asset value, end of year	$2.53	$2.24	$1.18	$.56	$.02

Per share market value, end of year(2)	$7.10	$5.75	N/A	N/A	N/A
Ratios/supplemental data
Net assets, end of year	$9,909,440	$8,455,002	$3,284,453	$1,365,647	$31,708
Ratio of expenses to average net assets(3)	28%	32%	31%	31%	32%
Ratio of net income to average net assets	10%	29%	12%	15%	(32)%
Diluted weighted average number of shares outstanding during the year	3,882,914	2,968,720	2,682,420	2,304,691	2,070,494

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.
(2)	Not applicable - Prior to public offering of shares.
(3)	Excluding income taxes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information set forth under the caption “ELECTION OF DIRECTORS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 11.     Executive Compensation

      The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS,” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information set forth under the caption “CERTAIN TRANSACTIONS” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements — The following financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheets — At December 31, 2001 and 2000

•	Consolidated Statements of Operations — For the fiscal years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Cash Flows — For the fiscal years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Changes in Net Assets — For the fiscal years ended December 31, 2001, 2000 and 1999

•	Schedule of Investments — For the fiscal years ended December 31, 2001 and 2000

•	Notes to the Financial Statements

•	Selected Per Share Data and Ratios for the years ended December 31, 2001, 2000, 1999, 1998, and 1997

•	Report of Independent Certified Public Accountants

2. Financial Statement Schedules were omitted as they are not required or are not applicable, or the required information is included in the Financial Statements.

3. Exhibits

                a.   The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)(1)	—	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.
3.(ii)(2)	—	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.
3.(iii)(3)	—	By-Laws of UTEK Corporation.
3.(iv)*	—	Certificate of Amendment to Certificate of Incorporation dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.
4.1(4)	—	Form of Representative’s Warrant.
4.2(5)	—	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.
4.3(6)	—	Specimen Common Stock Certificate.
10.1(7)	—	Form of Financial Consulting Agreement between UTEK Corporation and Schneider Securities, Inc.

10.2(8)	—	1999 Incentive Stock Option Plan, as corrected.
10.3(9)	—	2000 Non-Qualified Stock Option Plan, as corrected.
10.4(10)	—	Employment Agreement with Clifford M. Gross.
10.5(11)	—	Employment Agreement with Uwe Reischl.
10.6(12)	—	Agreement dated January 30, 1998 between UTEK Corporation and the University of South Florida.
10.7(13)	—	Master Agreement dated June 18, 1999 between UTEK Corporation and Johns Hopkins University.
10.8(14)	—	Strategic Alliance dated November 3, 1999 between UTEK Corporation and Fraunhofer Institute for Interfacial Engineering and Biotechnology IGB.
10.9(15)	—	Strategic Alliance dated October 18, 1999 between UTEK Corporation and University of Florida.
10.10(16)	—	Services Agreement dated May 18, 1998 between UTEK Corporation and the University of Memphis.
10.11.(17)	—	Consulting Agreement between UTEK Corporation and NuElectric Corporation, dated November 16, 1998.
10.12(18)	—	Consulting Agreement between UTEK Corporation and Darby Group Companies, dated May 3, 1999.
10.13(19)	—	License Agreement dated July 13, 1999 between The Regents of the University of California and E. Coli Measurement Systems, Inc.
10.14(20)	—	License Agreement dated January 1, 1999 between Clean Water Technologies, Inc. and the University of South Florida Research Foundation, Inc.
10.15(21)	—	Sponsored Research Agreement dated February 12, 1999 between Advanced Reinforcing Technologies, Inc. and Cornell University.
10.16(22)	—	License Agreement between Cornell Research Foundation, Inc. and Advanced Reinforcing Technologies, Inc. dated March 1, 1999.
10.17(23)	—	License Agreement dated December 15, 1999 between the California Institute of Technology and Digital Personnel, Inc.
10.18(24)	—	License Agreement dated September 1999 between Safe Water Technologies, Inc. and University of South Florida Research Foundation, Inc.
10.19(25)	—	Strategic Alliance dated December 13, 1999 between UTEK Corporation and Virginia Tech Intellectual Properties, Inc.
10.20(26)	—	Agreement and Plan of Merger dated March 21, 2000 between UTEK Corporation, Digital Personnel, Inc. and Graphco-DPI Holding Company, Inc.
10.21(27)	—	License Agreement dated as of March 28, 2000 between Johns Hopkins University and Zorax, Inc.
10.22(28)	—	Sponsored Research Agreement dated March 31, 2000 between Johns Hopkins University and Zorax, Inc.
10.23(29)	—	Strategic Alliance dated December 23, 1999 between UTEK Corporation and Florida State University Research Foundation.
10.24(30)	—	Strategic Alliance dated March, 23, 2000 between UTEK Corporation and Florida Institute of Technology.
10.25(31)	—	Strategic Alliance dated April 14, 2000 between UTEK Corporation and Sopartec.
10.26(32)	—	Strategic Alliance dated June 1, 2000 between UTEK Corporation and Auburn University.
10.27(33)	—	Commercial Pledge and Security Agreement dated September 13, 2000 between UEK Corporation and The Bank of Tampa.

10.28(34)	—	Merger Agreement dated September 21, 2000 between UTEK Corporation, NuElectric Corporation. and Zorax, Inc.
10.29(35)	—	Merger Agreement dated November 29, 2000 between UTEK Corporation, Torvec, Inc., and Ice Surface Development, Inc.
10.30(36)	—	Safekeeping Agreement dated December 12, 2000 between UTEK Corporation and Bank of Tampa.
10.31(37)	—	Corporate Custody Agreement dated November 27, 2000 between UTEK Corporation and Bank of Tampa.
10.32(38)	—	License Agreement dated as of February 9, 2000 between Dartmouth College and Technology Development, Inc.
10.33(39)	—	Strategic Alliance dated December 14, 2000 between UTEK Corporation and Dartmouth College.
10.34(40)	—	Merger Agreement dated February 19, 2000, between UTEK Corporation, Technology Development, Inc. and The Quantum Group, Inc.
10.35(41)	—	Marketing Agreement dated April 15, 1999 between UTEK Corporation and Wolfram Weinsheimer.
10.36(42)	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Wolfram Weinsheimer.
10.37(43)	—	Marketing Agreement dated December 8, 1998 between UTEK Corporation and Seth Frielich.
10.38(44)	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Seth Frielich.
10.39(45)	—	Marketing Agreement dated January 26, 1999 between UTEK Corporation and Gerald Krueger.
10.40(46)	—	Amendment dated March 29, 2000 to the Marketing Agreement between UTEK Corporation and Gerald Krueger.
10.41(47)	—	Marketing Agreement dated November 6, 2000 between UTEK Corporation and GunnAllen Financial.
10.42(48)	—	Marketing Agreement dated January 10, 2001 between UTEK Corporation and Schneider Securities, Inc.
10.43(49)	—	Employment Agreement with Charles Pope.
10.44(50)	—	Extension of Agreement dated January 10, 1998 between UTEK Corporation and the University of South Florida.
10.45(51)	—	Stock Purchase Agreement dated September 28, 2001 between UTEK Corporation and PAX Technology Transfer, Ltd.
10.46(52)	—	Strategic Alliance Agreement dated August 14, 2001 between UTEK Corporation and Bitzmart, Inc.
10.47*	—	Revolving Line of Credit dated September 10, 2001 between UTEK Corporation and The Bank of Tampa.
24.1	—	Powers of Attorney (included on signature page).
99(53)	—	Code of Ethics of UTEK Corporation.

*	Filed Herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(5)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(6)	Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(9)	Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(10)	Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(11)	Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(12)	Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(13)	Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(14)	Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(15)	Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(16)	Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(17)	Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(18)	Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(19)	Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(20)	Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(21)	Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(22)	Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(23)	Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(24)	Incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(25)	Incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(26)	Incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(27)	Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(28)	Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(29)	Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(30)	Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(31)	Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(32)	Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(33)	Incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(34)	Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000.
(36)	Incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(37)	Incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(38)	Incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(39)	Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(40)	Incorporated by reference to Exhibit 2 to the Company’s report on Form 8-K filed on March 6, 2001.
(41)	Incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(42)	Incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(43)	Incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(44)	Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(45)	Incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(46)	Incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(47)	Incorporated by reference to Exhibit 10.41 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(48)	Incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(49)	Incorporated by reference to Exhibit 10.43 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(50)	Incorporated by reference to Exhibit 10.44 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(51)	Incorporated by reference to Exhibit 10.45 to the Company’s report on Form 10-K for the year ended September 30, 2001.
(52)	Incorporated by reference to Exhibit 10.46 to the Company’s report on Form 10-K for the year ended September 30, 2001.
(53)	Incorporated by reference to Exhibit 99 to the Company’s report on Form 10-K for the year ended December 31, 2000.

b.	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

c.	Financial Statement Schedules were omitted, as they are not required or not applicable, or the required information is included in the consolidated financial statements and/ or related notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

UTEK CORPORATION

By:	/s/ CLIFFORD M. GROSS

Clifford M. Gross
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ UWE REISCHL Uwe Reischl	President	March 29, 2002
/s/ CAROLE R. MASON Carole R. Mason	Controller (Principal Accounting Officer)	March 29, 2002
/s/ CHARLES POPE Charles Pope	Chief Financial Officer (Principal Financial Officer)	March 29, 2002
/s/ SAM REIBER Sam Reiber	Director	March 29, 2002
/s/ STUART M. BROOKS Stuart M. Brooks	Director	March 29, 2002
/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	March 29, 2002
/s/ ARTHUR CHAPNIK Arthur Chapnik	Director	March 29, 2002
/s/ CARL NISSER Carl Nisser	Director	March 29, 2002
/s/ JOHN MICEK John Micek	Director	March 29, 2002

EXHIBIT INDEX

      The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.		Description

3(iv)	—	Certificate of Amendment to Certificate of Incorporation dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.
10.47	—	Revolving Line of Credit dated September 10, 2001 between UTEK Corporation and The Bank of Tampa.