Form 10-Q
period 2002-03-31
UTEK CORP
filed 2002-05-15
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2002

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

On May 9, 2002, there were 3,915,672 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $9,998,515 and $10,018,959 at March 31, 2002 and December 31, 2001, respectively)	$9,625,498	$9,988,772
Cash and cash equivalents	1,313,548	1,432,473
Short-term marketable securities	—	282,284
Prepaid expenses and other assets	142,648	192,450
Fixed assets, net	83,511	88,286
Intangible assets	418,353	426,693

TOTAL ASSETS	11,583,558	12,410,958

LIABILITIES
Accrued expenses	100,553	90,125
Deferred revenue	504,554	523,406
Deferred income taxes	1,591,197	1,887,987

TOTAL LIABILITIES	2,196,304	2,501,518

NET ASSETS	$9,387,254	$9,909,440

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 3,915,672 shares issued and outstanding at March 31, 2002 and December 31, 2001	$39,157	$39,157
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	6,988,141	6,988,141
Accumulated income:
Accumulated net operating income	2,698,244	2,969,294
Net realized loss on investments, net of income taxes	(90,842)	(62,863)
Net unrealized depreciation of investments, net of deferred income taxes	(232,650)	(18,827)
Foreign currency translation adjustment	(14,796)	(5,462)

Net assets	$9,387,254	$9,909,440

Net asset value per share	$2.40	$2.53

See accompanying notes

UTEK Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31

	2002	2001

Income from operations:
Sale of technology rights	$—	$1,446,153
Consulting fees	263,936	—
Investment income, net	6,018	46,382

	269,954	1,492,535

Expenses:
Salaries and wages	210,964	103,173
Professional fees	157,242	153,380
Sales and marketing	95,680	235,290
General and administrative	228,020	139,655

	691,906	631,498

Income (loss) before income taxes	(421,952)	861,037
Provision for income taxes (benefit)	(150,902)	321,863

Net income (loss) from operations	(271,050)	539,174

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of $16,881 and $246 for 2002 and 2001, respectively	(27,979)	(409)
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of ($129,007) and $129,467 for 2002 and 2001, respectively	(213,823)	214,588

Net increase (decrease) in net assets from operations	$(512,852)	$753,353

Net increase (decrease) in net assets from operations per share:
Basic	$(.13)	$.20
Diluted	$(.13)	$.20
Weighted average shares:
Basic	3,915,672	3,782,226
Diluted	3,915,672	3,803,083

See accompanying notes

UTEK Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31

	2002	2001

Operating Activities:
Net increase (decrease) in net assets from operations	$(512,852)	$753,353
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
(Increase) decrease in net unrealized appreciation of investments	342,830	(387,374)
Depreciation	8,098	5,297
Loss on disposal of fixed asset	1,024	—
Loss on sale of investments	44,860	655
Deferred income taxes	(296,790)	451,084
Investment securities received from sale of portfolio companies	—	(1,446,153)
Services rendered in exchange for investment securities	(188,511)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	49,802	51,829
Deferred revenue	(26,263)	(26,511)
Accrued expenses	10,428	—

Net cash used in operating activities	(567,374)	(597,820)
Investing Activities:
Proceeds received on sale of investments	453,790	21,425
Purchases of fixed assets	(4,455)	(5,560)

Net cash provided by investing activities	449,335	15,865

Financing Activities:
Repayments on short-term borrowings	—	(39,975)

Net cash used in financing activities	—	(39,975)

Foreign currency translation adjustment	(886)	—
Decrease in cash and cash equivalents	(118,925)	(621,930)
Cash and cash equivalents at beginning of year	1,432,473	3,952,280

Cash and cash equivalents at end of period	$1,313,548	$3,330,350

Supplemental Cash Flow Information
Cash paid for interest	$—	$582
Stock received in satisfaction of note receivable	$—	$39,614

See accompanying notes

UTEK Corporation
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31

	2002	2001

Changes in net assets from operations:
Net income (loss) from operations	$(271,050)	$539,174
Net realized loss on sale of investments	(27,979)	(409)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(213,823)	214,588

Net increase (decrease) in net assets from operations	(512,852)	753,353

Foreign currency translation adjustment	(9,334)	—

Net increase (decrease) in net assets	(522,186)	753,353
Net assets at beginning of year	9,909,440	8,455,002

Net assets at end of period	$9,387,254	$9,208,355

See accompanying notes

UTEK Corporation
Financial Highlights
(Unaudited)

	Three Months Ended March 31

	2002	2001

PER SHARE INFORMATION
Net asset value, beginning of period	$2.53	$2.24
Net increase (decrease) from operations (1)	(0.07)	0.14
Net change in realized and unrealized appreciation (depreciation) on investments (after taxes)	(0.06)	0.05

Net asset value, end of period	$2.40	$2.43

Per share market value, end of period	$7.00	$7.38

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$9,387,254	$9,208,355
Ratio of expenses to average net assets (2)	7%	7%
Ratio of net income (loss) to average net assets	(6)%	9%
Diluted weighted average number of shares outstanding during the period	3,915,672	3,803,083

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

See accompanying notes

UTEK CORPORATION
Schedule of Investments
March 31, 2002
(Unaudited)

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates—102.5%
236,000	3/01	Lexon, Inc.—publicly traded over the counter—.2%; developer of health care technology	$39,614	$21,240
879,300	1/99	Image Analysis, Inc., privately held—18.2%; medical and hospital equipment developer	219,825	1,705,842
1,584,000	5/99	Centrex, Inc., publicly traded over the counter—5.4%; developer of water and purification methodologies	522,720	506,880
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
1,037,957	6/99	NuElectric Corporation, publicly traded over the counter—3.9%; environmental services	590,388	363,285
150	11/99	Rosbon, Inc., privately held—0.8%; real estate development	90,705	76,626
100,799	3/00	Graphco Technologies, Inc., privately held—6.0%; developer of e-commerce technologies	952,362	563,466
2,291,053	6/00	Advanced Recycling Sciences, Inc., (formerly The Quantum Group, Inc.), publicly traded over the counter—11.2%; tire recycling methodologies	2,130,522	1,053,885
974,854	11/00	Torvec, Inc., publicly traded over the counter—11.2%; advanced automotive technologies	1,959,457	1,052,842
641,667	4/01	Bitzmart, Inc., privately held—19.9%; software products	1,658,000	1,867,251
1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter—13.4%; biometric technologies	481,000	1,258,000
810,000	9/01	Prime Pharmaceutical Corporation, privately held—4.3%; pharmaceutical developments in dermatology	486,000	405,000
1,000,000	11/01	Primapharm Funding Corporation, privately held—5.2%; intellectual property development	490,000	490,000
400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net Inc.), publicly traded over the counter —.1%; telecom, educational internet service	16,490	8,000
114,276	1/02	Group Management Corporation, publicly traded over the counter — 2.4%; corporate management	206,232	223,981
8,000	1/02	Circle Group Internet, Inc., publicly traded over the counter, —.2%; digital design and consulting	16,240	16,240
135,000	2/02	Voice and Wireless Corporation, publicly traded over the counter, —.1%; internet / technology services and products	12,960	12,960

		TOTAL INVESTMENTS—102.5%	$9,998,515	$9,625,498

		Cash and other assets, less liabilities—(2.5)%		(238,244)

		Net assets at March 31, 2002—100%		$9,387,254

Notes to Schedule of Investments:

☐	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

☐	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by independent financial experts. (Notes 1 and 2).

☐	As of March 31, 2002, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

☐	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc., Prime Pharmaceutical Corporation, Voice and Wireless Corporation, Circle Group Internet, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

See accompanying notes

UTEK CORPORATION
Schedule of Investments
December 31, 2001

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates 100.8%
236,000	3/01	Lexon, Inc.—publicly traded over the counter—.2%; developer of health care technology	$39,614	$21,240
879,300	1/99	Image Analysis, Inc., privately held—17.2%; medical and hospital equipment developer	219,825	1,705,842
1,584,000	5/99	Centrex, Inc., publicly traded over the counter—15.7%; developer of water and purification methodologies	522,720	1,552,320
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
1,037,957	6/99	NuElectric Corporation, publicly traded over the counter—3.8%; environmental services	590,388	373,665
150	11/99	Rosbon, Inc., privately held—0.8%; real estate development	90,705	76,768
100,799	3/00	Graphco Technologies, Inc., privately held—5.1%; developer of e-commerce technologies	952,362	511,050
2,326,153	6/00	Advanced Recycling Sciences, Inc., (The Quantum Group, Inc.), publicly traded over the counter—10.6%; tire recycling methodologies	2,158,953	1,046,769
1,068,354	11/00	Torvec, Inc., publicly traded over the counter—8.7%; advanced automotive technologies	2,147,392	865,367
641,667	4/01	Bitzmart, Inc., privately held—18.8%; software products	1,658,000	1,867,251
1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter—10.3%; biometric technologies	481,000	1,017,500
810,000	9/01	Prime Pharmaceutical Corporation, privately held—4.1%; pharmaceutical developments in dermatology	486,000	405,000
1,000,000	11/01	Primapharm Funding Corporation, privately held—4.9%; intellectual property development	490,000	490,000
400,000	11/01	Palladium Communications, Inc.(USAOnestar.Net Inc)., publicly traded over the counter—.6%; telecom,educational internet service	56,000	56,000

		TOTAL INVESTMENTS—100.8%	$10,018,959	$9,988,772

		Cash and other assets, less liabilities—(.8)%		(79,332)

		Net assets at December 31, 2001—100%		$9,909,440

Notes to Schedule of Investments:

☐	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

☐	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

☐	As of December 31, 2001, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

☐	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc. and Prime Pharmaceutical Corporation. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144, except for those specifically noted.

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of March 31, 2002 and 2001 and for each of the three months periods then ended is Unaudited)

1.     Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the Company) as of March 31, 2002 and 2001 and for each of the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

The Company

     We are a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

     We commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction.

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

     The Company seeks “merger partners” for portfolio companies, whereby the Company generally receives common stock in the merger partner in a non-taxable exchange for shares of the portfolio company. The Company generally seeks merger partners that are in the early stages of development. The merger partners normally have little or no prior operating history.

     To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

Investments

     Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities at March 31, 2002 and December 31, 2001 (102.5% and 100.8% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values.

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

     Revenues from strategic alliance agreements in which shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement, typically twelve months. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. These agreements are cancelable at any time.

     The Company’s consolidated subsidiary derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts are deferred and recognized ratably over the term of the contract, typically ninety days.

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned searches and investigations aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the periods ended March 31, 2002 and 2001, the Company incurred $-0- and $125,000, respectively, in such costs.

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

Impact of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired in a business combination after June 30, 2001. As a result, the goodwill recorded in connection with the Company’s September 2001 acquisition of PAX Technology Transfer Ltd. will not be amortized. Effective January 1, 2002, the Company fully adopted the provisions of SFAS 142.

     The provisions of SFAS 142 require that a transitional impairment test for goodwill be performed as of the adoption date. The Company is currently performing this test and has not determined the impact, if any, of applying SFAS 142 in its financial statements. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual evaluation during the fourth quarter.

2.     Investments

     Equity securities at March 31, 2002 and December 31, 2001, (102.5% and 100.8% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by independent financial experts, in the absence of readily ascertainable market values.

     The values assigned to these securities are based upon available information and do not reflect amounts that could be realized upon immediate sale, nor amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedule of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be significant.

     As of March 31, 2002 and December 31, 2001, the Company had established four portfolio companies, with $-0- net assets.

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

     On August 14, 2001, the Company acquired 41,667 unregistered shares of common stock from Bitzmart, Inc. at $3.00 per share for $125,000.

     On September 27, 2001, the Company acquired 250,000 unregistered shares of common stock from Prime Pharmaceutical Corporation at $.60 per share for $150,000.

     On September 14, 2001, the Company received 100,000 unregistered shares of common stock from Bitzmart, Inc. at $2.31 per share in connection with a strategic alliance agreement.

     On October 29, 2001, the Company received 1,000,000 unregistered shares of common stock from Primapharm Funding Corporation in connection with a strategic alliance agreement. The Company has recognized consulting fees to date relating to 391,780 shares.

     On November 1, 2001, the Company received 50,000 unregistered shares of common stock from Bitzmart, Inc. at $2.91 per share in connection with a strategic alliance agreement.

     On November 28, 2001, the Company received 400,000 unregistered shares of common stock from Palladium Communications, Inc. (formerly USAOnestar.net, Inc.) in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 142,739 shares.

     On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Internet, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Internet, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company received and recognized consulting fees in relation to 8,000 unregistered shares of Circle Group Internet, Inc. during the three month period ended March 31, 2002.

     On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s common stock in connection with a strategic alliance agreement for the period ended March 31, 2002. The Company recognized consulting fees related to 28,569 shares during the three month period ended March 31, 2002.

     On February 11, 2002, the Company entered into a strategic alliance agreement with Voice and Wireless Corporation. The agreement provides for a total of 540,000 unregistered shares of Voice and Wireless Corporation’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company received 135,000 unregistered shares of Voice and Wireless

Corporation’s common stock during the three month period ended March 31, 2002. The Company recognized consulting fees related to 90,000 shares during the three month period ended March 31, 2002.

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

4.     Commitments and Contingencies

     On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit bear interest at the financial institution’s prime rate less .25%. The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates. At March 31, 2002 and December 31, 2001, we had no borrowings outstanding under the line of credit.

5.     Subsequent Events

     In May 2002, Digital Image Enhancement Technologies, Inc., a portfolio company (formed in April 2002), merged with Image Analyis, Inc. In connection with the merger, we received 465,000 unregistered shares of common stock of Image Analysis, Inc. Image Analysis, Inc. is a privately held development stage company that develops medical and hospital equipment. As a result of the merger, Image Analysis, Inc. acquired the worldwide license to a technology for enhancing the digital images from an M.R.I.

     In May 2002, Nitrone Scientific, Inc., a portfolio company (formed in April 2002), merged with Prime Pharmaceutical Corporation. In connection with the merger, we received 683,550 unregistered shares of common stock of Prime Pharmaceutical Corporation. Prime Pharmaceutical Corporation is a privately held development stage company that develops medical and hospital equipment. As a result of the merger, Prime Pharmaceutical Corporation acquired the worldwide license to a new class of Nitrone-based antioxidant technology.

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

     Revenues from strategic alliance agreements in which shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement, typically twelve months. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. These agreements are cancelable at any time.

     The Company's consolidated subsidiary derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts are deferred and recognized ratably over the term of the contract, typically ninety days.

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

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in estimated value are recorded in the Company’s Statement of Operations as “Net realized and unrealized gains (losses)” during the period of change.

     We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date.

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in estimated value are recorded in the Company’s Statement of Operations as “Net realized and unrealized gains (losses)” during the period of change.

     We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date.

     GENERAL

     Our primary business is to make investments in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by exchanging stock in our portfolio companies for cash and other assets, which we will use to acquire licenses to additional technologies. We believe that we will be able to achieve our objectives by concentrating on investments in companies which we believe are likely to benefit from our management’s expertise in technology transfer.

     The income that we derive from our investments in our portfolio companies consists of both cash and equity securities that we receive upon disposition of our portfolio companies. The value of the equities that we receive generally makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in estimated value are recorded in the Company’s Consolidated Statement of Operations as “Net realized and unrealized gains (losses)” during the period of change.

     We have retained Bolten Financial Consulting, Inc. to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the three months ended March 31, 2002 and 2001 we paid Bolten Financial Consulting, Inc. a total of $17,292 and $12,021, respectively for its valuation services.

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

Financial Condition

     The Company’s total assets were $11,583,558 and its net assets were $9,387,254 at March 31, 2002, compared to $12,410,958 and $9,909,440 at December 31, 2001, respectively.

     Net asset value per share (“NAV”) was $2.40 at March 31, 2002, compared to $2.53 at December 31, 2001. Net assets decreased by $522,186 in the three months ended March 31, 2002 and increased by $1,454,438 in the year ended December 31, 2001.

     The Company’s common shares outstanding as of March 31, 2002 and December 31, 2001 were 3,915,672.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers, strategic alliances, and the performance of the equity stakes that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At March 31, 2002, $4,527,692 or 48% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized depreciation, after income tax effect, was $(909,547); the remaining $5,097,806 or 54% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized appreciation, after income tax effect, was $676,897. See Note 2 to the Consolidated Financial Statements.

     A summary of the Company’s investment portfolio is as follows:

	March 31,	December 31,
	2002	2001
	(Unaudited)

Investments, at cost	$9,998,514	$10,018,958
Unrealized depreciation, before income tax	(373,016)	(30,186)

Investments, at fair value	$9,625,498	$9,988,772

     Following an initial investment in a portfolio company, the Company may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase its ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve the Company’s proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital or (5) attempt to preserve or enhance the value of the Company’s investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and the Company’s investment or could result in a missed opportunity for the Company to participate to a greater extent in a portfolio company’s successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private portfolio companies. However, there can be no assurance that the Company will have liquid capital. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with Business Development Company (BDC) requirements, even though the follow-on investment opportunity appears attractive.

  Results of Operations

     The Company accounts for its operations under generally accepted accounting principles for investment companies. On this basis, the principal measure of a Company’s financial performance is the “Net increase (decrease) in net assets from operations” which is the sum of three elements. The first element is “Net income (loss) from operations,” which is the difference between the Company’s income from technology transfers, interest, dividends, fees and other income and its operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the fair value of the Company’s investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     Income from operations. Income from operations decreased 82% to $269,954 for the three months ended March 31, 2002 from $1,492,535 for the three months ended March 31, 2001. The decrease in income from operations resulted from not completing a sale of technology rights during the period. In the three months ended March 31, 2002, we rendered services in connection with five strategic alliances (three of which began in the three months ended March 31, 2002) valued at $188,511 such amount represents the value of stock, as determined by the Company's Board of directors, received in connection with rendering such services. In the three months ended March 31, 2002 we did not complete a sale of technology rights, compared to one sale valued at $1,446,153 for the three months ended March 31, 2001. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by independent financial experts. In our transactions during the three months ended March 31, 2001 with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), on February 19, 2001 we received 1,446,153 shares of common stock of Advanced Recycling Sciences, Inc. that were valued at $1.00 per share

     Expenses. Total operating expenses for the three months ended March 31, 2002 were $691,906; consisting of salaries and wages of $210,964, professional fees of $157,242, sales and marketing expenses of $95,680, and general and administrative expenses of $228,020. These expenses compared to the $631,498 reported for the three months ended March 31, 2001; consisting of salaries and wages of $103,173, professional fees of $153,380, sales and marketing expenses of $235,290, and general and administrative expenses of $139,655. The 10% increase in total operating expenses was due to the increased number of employees, the cost of recruiting new employees, increased costs of insurance, and our ongoing marketing effort to develop the UTEK U2B(SM) brand. The 59% decrease in sales and marketing expenses was due to the lack of a sale of technology rights as compared with one for March 31, 2001. The 104% increase in salaries and wages reflects increased salary costs as well as the addition of three full-time employees and one part-time employee. The 2% increase in professional fees is largely due to the costs associated with increased accounting fees. The 63% increase in general and administrative costs is largely due to costs of recruiting new employees, an increase in insurance costs, and a continued increase in expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains and Income Taxes. Net realized losses on investments amounted to $27,979 for the three months ended March 31, 2002 and related to the sales of 35,100 shares of its Advanced Recycling Sciences, Inc. common stock for $19,997 in cash and the sales of 91,500 shares of its Torvec, Inc. common stock for $151,509 in cash. Net realized losses on investments amounted to $409 for the three months ended March 31, 2001 and related to the February 2001 sale of 69,000 shares of its Lexon, Inc. common stock for $21,425 in cash.

     The net unrealized appreciation of investments decreased by $428,411 for the three months ended March 31, 2002, a 200% decrease from the increase in unrealized appreciation of $214,588 for the three months ended March 31, 2001. The net unrealized appreciation consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended March 31, 2002. There were declines in the values related to our investments in Centrex, Inc., NuElectric, Inc., and Rosbon, Inc. The decline from those investments was partially offset by an increase in the values related to our investments in Torvec, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc. and Graphco Technologies, Inc.

     On a quarterly basis net realized and unrealized gains can vary substantially, due to a variety of factors. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of 36% for the three months ended March 31, 2002 compared to 37% for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Net assets decreased 5% to $9,387,254 at March 31, 2002 from $9,909,440 at December 31, 2001, primarily attributable to realized losses and the unrealized depreciation of non-controlled affiliate investments

     Our primary source of liquidity and capital through March 31, 2002 was from the issuance of common stock rather than income from operations. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. During 2001, we completed a private placement transaction resulting in proceeds of $375,617.

     On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit bear interest at the financial institution’s prime rate less .25%. The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates. At March 31, 2002 and December 31, 2001, we had no borrowings outstanding under the line of credit.

     On March 31, 2002 and December 31, 2001 we had $1,313,548 and $1,432,473, respectively, in cash and cash equivalents. We anticipate needing to raise additional equity to fund our operations and anticipated growth in our investment portfolio. We may be able to accomplish this through private placement offerings, or sales of our investments in non-controlled affiliates.

  Impact of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired in a business combination after June 30, 2001. As a result, the goodwill recorded in connection with the Company’s September 2001 acquisition of PAX Technology Transfer Ltd. will not be amortized. The Company has applied the remaining provisions of SFAS 142 in the first quarter of 2002 and the application of those provisions does not have a material impact on the Company’s financial position or its results of operations.

     The provisions of SFAS 142 require that a transitional impairment test for goodwill be performed as of the adoption date. The Company is currently performing this test and has not determined the impact, if any, of applying SFAS 142 in its financial statements. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual evaluation during the fourth quarter.

  Investment Considerations

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

     Our portfolio companies are all private entities and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are restricted securities, as defined under the Securities Act of 1933 and are subject to restrictions on resale. Furthermore, we do not anticipate that a public market will exist for any of the securities we hold in our portfolio companies. Therefore, any sale or other transfer of the securities we hold in portfolio companies will be made in private transactions and we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them.

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

     At March 31, 2002, we have completed only fifteen transactions, including fourteen mergers and one stock sale, wherein we sold portfolio companies to other companies and six of these sales have been made to companies that are controlled by the same investor group. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sales of our portfolio companies in the future.

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

     The companies that have merged with our portfolio companies and the companies for which we render services in connection with strategic alliances to date are development stage companies and, as a result, the value of the securities that we receive in such merger transactions is subject to significant fluctuations.

     Historically we have merged, and we intend to continue to merge, our portfolio companies with companies in related fields that are development stage companies. In addition, the companies for which we render services in connection with strategic alliances are development stage companies. As a result, the securities that we receive in such transactions are subject to all of the risks associated with securities of development stage companies. The values of these securities may be subject to significant fluctuations. We cannot assure you that when we sell these securities; we will receive the value ascribed to the securities either at the time of acquisition or during subsequent valuation periods.

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

     We generally receive equity securities of the companies that acquire our portfolio companies and for the services we render in connection with strategic alliances, rather than cash. We record revenues from these transactions; however, the securities that we receive will be subject to restrictions on resale, which will limit our ability to sell these securities and attain liquidity.

     The securities that we receive in exchange for our portfolio companies and in connection with strategic alliances will be subject to restrictions on resale, which will limit our ability to sell these securities.

     As of March 31, 2002, all of the securities we have received in exchange for our portfolio companies and in connection with strategic alliances are “restricted securities,” as such term is defined under Rule 144 of the Securities Act of 1933. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 the Securities Act of 1933 or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive upon resale, the recorded value of our portfolio company securities.

     We may not be able to merge our portfolio companies with publicly traded entities and may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

     As of March 31, 2002, we have completed fifteen sales of portfolio companies. Of these sales, eight have been to companies that are currently public, and the remaining transactions been with non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquirer’s shares, we may be deemed to be an affiliate of the acquirer which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any that might otherwise be realized there from. The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     At March 31, 2002 and December 31, 2001, respectively, equity securities amounting to $9,625,498 or 102.5% of net assets and $9,988,772 or 100.8% of net assets, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by independent financial experts. See our financial statements. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

     Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of March 31, 2002, we have granted options to purchase 548,000 shares of our common stock to certain officers and employees. We have also reserved an additional 202,000 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we issued warrants to an underwriter in connection with our IPO. Upon payment of the purchase price of $.0003 per warrant, the underwriter may purchase 100,000 shares of our common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

     We have elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although the Incentive Act relieves BDCs from compliance with many of the provisions of the 1940 Act, the Incentive Act imposes on BDCs greater restrictions on permitted types of investments. Moreover, the applicable provisions of the 1940 Act impose numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. We cannot assure you that this legislation will be interpreted or administratively implemented in a manner consistent with our objectives and manner of operations. Upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we elect to withdraw our election, or if we otherwise fail to qualify as a BDC, we may be subject to substantially greater regulation under the 1940 Act. Compliance with such regulations would significantly increase our costs of doing business.

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

     Clifford M. Gross, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 50% of our common stock as of March 31, 2002. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2001.

     PART II OTHER INFORMATION

     Item 1. Legal Proceedings

        Although the Company may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of our business, as of March 31, 2002, the Company was not a party to any material pending legal proceedings.

     Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

     Item 3. Defaults upon Senior Securities

        Not Applicable

     Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

     Item 5. Other Information

        Not Applicable

     Item 6. Exhibits and Reports on Form 8-K

     (a)  List of exhibits.

a	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
3.(i)(1)	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.
3.(ii)(2)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.
3.(iii)(3)	By-Laws of UTEK Corporation.
4.1(4)	Form of Representative’s Warrant.
4.2(5)	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.
4.3(6)	Specimen Common Stock Certificate.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(2)	Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(3)	Incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(4)	Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(5)	Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION

Date: May 15, 2002	/s/ Clifford M. Gross Clifford M. Gross Chairman and Chief Executive Officer

Date: May 15, 2002	/s/ Michael O. Sullivan Michael O. Sullivan Chief Financial Officer (Principal Financial Officer)