Form 10-Q
period 2002-06-30
UTEK CORP
filed 2002-08-14
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2002

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE
(State or Jurisdiction of
Incorporation or Organization)

59-3603677
(IRS Employer
Identification No.)

202 S. Wheeler Street
Plant City, FL 33566
(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 754-4330

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ]      NO [X]

On August 2, 2002, there were 3,925,672 shares outstanding of the Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $11,177,757 and $10,018,958 at June 30, 2002 and December 31, 2001, respectively)	$8,417,202	$9,988,772
Cash and cash equivalents	643,242	1,432,473
Short-term marketable securities	—	282,284
Prepaid expenses and other assets	177,180	192,450
Fixed assets, net	147,313	88,286
Intangible assets	447,564	426,693

TOTAL ASSETS	9,832,501	12,410,958

LIABILITIES
Accrued expenses	132,770	90,125
Deferred revenue	297,848	523,406
Deferred income taxes	954,905	1,887,987

TOTAL LIABILITIES	1,385,523	2,501,518

NET ASSETS	$8,446,978	$9,909,440

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 3,925,672 shares issued and outstanding at June 30, 2002 and 3,915,672 shares issued and outstanding at December 31, 2001	$39,257	$39,157
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	7,058,941	6,988,141
Accumulated income:
Accumulated net operating income	3,215,894	2,969,294
Net realized loss on investments, net of income taxes	(165,382)	(62,863)
Net unrealized depreciation of investments,
net of deferred income taxes	(1,721,758)	(18,827)
Foreign currency translation adjustment	20,026	(5,462)

Net assets	$8,446,978	$9,909,440

Net asset value per share	$2.15	$2.53

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Income from operations:
Sale of technology rights	$1,623,104	$1,637,500	$1,623,104	$3,083,653
Consulting fees	310,477	—	574,413	—
Investment income, net	23,679	19,759	29,697	79,507

	1,957,260	1,657,259	2,227,214	3,163,160

Expenses:
Salaries and wages	208,013	118,398	418,977	221,571
Professional fees	154,519	81,221	311,761	234,601
Sales and marketing	344,463	442,110	440,143	703,140
General and administrative	425,505	195,842	653,525	323,124

	1,132,500	837,571	1,824,406	1,482,436

Income before income taxes	824,760	819,688	402,808	1,680,724
Provision for income taxes	307,110	313,550	156,208	635,412

Net income from operations	517,650	506,138	246,600	1,045,312
Net realized and unrealized (gains) losses:
Net realized loss on investments, net of income tax benefit of $44,973 and $61,854 for the three and six months ended June 30, 2002 and $550 and $795 for the three and six months ended June 30, 2001, respectively	(74,540)	(911)	(102,519)	(1,321)
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $(898,428) and $(1,027,438) for the three and six months ended June 30, 2002 and $60,740 and $193,186 for the three and six months ended June 30, 2001, respectively	(1,489,108)	105,607	(1,702,931)	320,195

Net increase (decrease) in net assets from operations	$(1,045,998)	$610,834	$(1,558,850)	$1,364,186

Net increase (decrease) in net assets from operations per share:
Basic	$(0.27)	$.16	$(0.40)	$.36
Diluted	$(0.27)	$.16	$(0.40)	$.36
Weighted average shares:
Basic	3,918,969	3,806,617	3,917,329	3,794,489
Diluted	3,918,969	3,847,088	3,917,329	3,825,153

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30

	2002	2001

Operating Activities:
Net increase (decrease) in net assets from operations	$(1,558,850)	$1,364,186
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
(Increase) decrease in net unrealized appreciation of investments	2,730,369	(513,381)
Depreciation	15,586	11,027
Loss on disposal of fixed asset	1,024	—
Loss on sale of investments	164,373	2,116
Deferred income taxes	(933,082)	827,803
Investment securities received for sale of portfolio companies	(1,623,105)	(3,083,653)
Services rendered in exchange for investment securities	(350,476)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,883)	(24,740)
Deferred revenue	(9,289)	—
Accrued expenses	42,645	(38,407)

Net cash used in operating activities	(1,526,688)	(1,455,049)

Investing Activities:
Proceeds received on sale of investments	716,424	41,421
Purchases of fixed assets	(4,455)	(14,363)

Net cash provided by investing activities	711,969	27,058

Financing Activities:
Proceeds from issuance of common stock	—	375,617
Repayments on short-term borrowings	—	(39,975)

Net cash provided by financing activities	—	335,642

Foreign currency translation adjustment	25,488	—
Decrease in cash and cash equivalents	(789,231)	(1,092,349)
Cash and cash equivalents at beginning of period	1,432,473	3,952,280

Cash and cash equivalents at end of period	$643,242	$2,859,931

Supplemental Disclosures of Non Cash Investing Activities
Acquisition of Techex Acquisition Corporation	$70,900	$—

Stock Received in Settlement of Receivable	$—	$39,615

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30

	2002	2001

Changes in net assets from operations:
Net income from operations	$246,600	$1,045,312
Net realized loss on sale of investments	(102,519)	(1,321)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(1,702,931)	320,195

Net increase (decrease) in net assets from operations	(1,558,850)	1,364,186

Capital stock transactions:
73,986 shares of common stock issued for cash	—	375,617
10,000 shares of common stock issued for acquisition of Techex Acquisition Corporation	70,900	—

Net increase in net assets from stock transactions	70,900	375,617

Foreign currency exchange adjustment	25,488	—

Net increase (decrease) in net assets	(1,462,462)	1,739,803
Net assets at beginning of year	9,909,440	8,455,002

Net assets at end of period	$8,446,978	$10,194,805

See accompanying notes

UTEK Corporation

Financial Highlights
(Unaudited)

	Six Months Ended June 30

	2002	2001

PER SHARE INFORMATION
Net asset value, beginning of period	$2.53	$2.24
Net increase from operations (1)	0.06	0.27
Net change in realized and unrealized appreciation (depreciation) on investments (after taxes)	(.46)	0.03
Net increase from stock transactions	0.02	0.10

Net assets value, end of period	$2.15	$2.64

Per share market value, end of period	$7.25	$8.00

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$8,446,978	$10,194,805
Ratio of expenses to average net assets (2)(3)	20%	18%
Ratio of net income to average net assets (3)	3%	16%
Diluted weighted average number of shares outstanding during the period	3,917,329	3,825,153

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

(3)	Ratios are on an annualized basis

See accompanying notes

UTEK Corporation

Schedule of Investments
June 30, 2002
(Unaudited)

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates—99.6%

236,000	3/01	Lexon, Inc.—publicly traded over the counter—.2%; developer of health care technology	$39,614	$13,452

1,344,300	1/99	Image Analysis, Inc., privately held—30.8%; medical and hospital equipment developer	1,349,775	2,607,942

1,584,000	5/99	Centrex, Inc., publicly traded over the counter—7.3%; developer of water and purification methodologies	522,720	617,760

900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—

1,037,957	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation); publicly traded over the counter—.9%; environmental services	590,388	78,885

150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held—0.9%; real estate development	90,705	73,474

100,799	3/00	Graphco Technologies, Inc., privately held—3.9%; developer of e-commerce technologies	952,362	327,597

2,268,053	6/00	Advanced Recycling Sciences, Inc., (formerly The Quantum Group, Inc.), publicly traded over the counter—2.5%; tire recycling methodologies	2,111,892	208,661

794,000	11/00	Torvec, Inc., publicly traded over the counter—15.1%; advanced automotive technologies	1,595,940	1,278,340

641,667	4/01	Bitzmart, Inc., privately held—15.2%; software products	1,658,000	1,283,334

1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter—7.4%; biometric technologies	481,000	629,000

1,493,550	9/01	Prime Pharmaceutical Corporation, privately held—6.6%; pharmaceutical developments in dermatology	783,344	558,588

1,000,000	11/01	Primapharm Funding Corporation, privately held—6.0%; intellectual property development	499,665	510,000

400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net Inc.), publicly traded over the counter —.1%; telecom, educational internet service	12,877	2,160

47,615	1/02	Group Management Corporation, publicly traded over the counter — .1%; corporate management	46,949	3,809

20,000	1/02	Circle Group Internet, Inc., publicly traded over the counter, —.1%; digital design and consulting	20,080	7,200

543,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, —.4%; internet/technology services and products	48,458	33,168

48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — .4%; developer of energy technology	37,440	37,440

98,250	6/02	FullCircle Registry, Inc., publicly traded over the counter, 1.7%; developer of emergency information technology	210,548	146,392

		TOTAL INVESTMENTS—99.6%	$11,177,757	$8,417,202

		Cash and other assets, less liabilities—.4%		29,776

		Net assets at June 30, 2002—100%		$8,446,978

Notes to Schedule of Investments:
•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. (Notes 1 and 2).

•	As of June 30, 2002, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Centrex, Inc., Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc., Voice and Wireless Corporation, Circle Group Internet, Inc., Palladium Communications, Inc., Hydrogen Technology Applications, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

See accompanying notes

UTEK Corporation

Schedule of Investments
December 31, 2001

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates -100.8%
236,000	3/01	Lexon, Inc. - publicly traded over the counter — .2%; developer of health care technology	$39,614	$21,240

879,300	1/99	Image Analysis, Inc., privately held - 17.2%; medical and hospital equipment developer	219,825	1,705,842

1,584,000	5/99	Centrex, Inc., publicly traded over the counter - 15.7%; developer of water and purification methodologies	522,720	1,552,320

900,000	5/99	Nubar, Inc., privately held - 0%; developer of construction materials	126,000	—

1,037,957	6/99	NuElectric Corporation, publicly traded over the counter - 3.8%; environmental services	590,388	373,665

150	11/99	Rosbon, Inc., privately held - 0.8%; real estate development	90,705	76,768

100,799	3/00	Graphco Technologies, Inc., privately held - 5.1%; developer of e-commerce technologies	952,362	511,050

2,326,153	6/00	Advanced Recycling Sciences, Inc., (The Quantum Group, Inc.), publicly traded over the counter - 10.6%; tire recycling methodologies	2,158,952	1,046,769

1,068,354	11/00	Torvec, Inc., publicly traded over the counter - 8.7%; advanced automotive technologies	2,147,392	865,367

641,667	4/01	Bitzmart, Inc., privately held - 18.8%; software products	1,658,000	1,867,251

1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter - 10.3%; biometric technologies	481,000	1,017,500

810,000	9/01	Prime Pharmaceutical Corporation, privately held - 4.1%; pharmaceutical developments in dermatology	486,000	405,000

1,000,000	11/01	Primapharm Funding Corporation, privately held - 4.9%; intellectual property development	490,000	490,000

400,000	11/01	Palladium Communications, Inc., (USAOnestar.Net Inc), publicly traded over the counter — .6%; telecom, educational internet service	56,000	56,000

		TOTAL INVESTMENTS - 100.8%	$10,018,958	$9,988,772

		Cash and other assets, less liabilities — (.8)%		(79,332)

		Net assets at December 31, 2001 - 100%		$9,909,440

Notes to Schedule of Investments:
•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

•	As of December 31, 2001, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc., and Prime Pharmaceutical Corporation. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144, except for those specifically noted.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of June 30, 2002 and 2001 and for the three and six month periods then ended is Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the “Company”) as of June 30, 2002 and 2001 and for the six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2001. Operating results for the three or six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

The Company

     We are a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

     We commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx held the TechEx.com website. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering. The financial position and results of operation of PAX Technology Transfer Ltd. and Techex Acquisition Corporation have been consolidated into the financial position and results of operation of the Company.

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

Investments

     Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities at June 30, 2002 and December 31, 2001 (99.6% and 100.8% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values.

Revenue Recognition

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of portfolio companies with unrelated merger partners. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is the common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. Revenue derived from consulting services, in which shares of common stock are received from the client is recognized as earned, over the life of the underlying consulting agreements. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

     In addition to technology transfer merger transactions; we have put in place the strategic alliance agreement. A method of technology transfer already being used by PAX Technology Transfer Ltd., the strategic alliance agreement is a service agreement in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities. The contract term is usually one year, and the form of payment for UTEK customers, (as with the merger transactions) is in the form of unregistered shares of the company for which the services are provided.

     Revenues from strategic alliance agreements in which shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement, typically twelve months. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. These agreements are cancelable at any time.

     The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is deferred and recognized ratably over the term of the contract, typically ninety days.

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the six months ended June 30, 2002 and 2001, the Company incurred $-0- and $356,000, respectively, in such costs.

Foreign currency translation

     The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period. Revenues and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in the Consolidated Balance Sheets under the caption “Foreign currency translation adjustment.”

Impact of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired in a business combination after June 30, 2001. As a result, the goodwill recorded in connection with the Company’s September 2001 acquisition of PAX Technology Transfer Ltd. will not be amortized. Effective January 1, 2002, the Company had fully adopted the provisions of SFAS 142.

     The provisions of SFAS 142 require that a transitional impairment test for goodwill be performed as of the adoption date. The Company has performed this test and has determined that there is no impact in applying SFAS 142 in its financial statements. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual evaluation during the fourth quarter.

     On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has fully adopted the provisions of SFAS 144 and has determined there is no impact as a result of the adoption.

2. Investments

     Equity securities at June 30, 2002 and December 31, 2001, (99.6 % and 100.8% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent financial expert, in the absence of readily ascertainable market values.

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

     As of June 30, 2002 and December 31, 2001, the Company had established four portfolio companies with $-0- net assets.

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

     On October 29, 2001, the Company received 1,000,000 unregistered shares of common stock from Primapharm Funding Corporation in connection with a strategic alliance agreement. The Company has recognized consulting fees to date relating to 641,781 shares.

     On November 1, 2001, the Company received 50,000 unregistered shares of common stock from Bitzmart, Inc. at $2.91 per share in connection with a strategic alliance agreement.

     On November 28, 2001, the Company received 400,000 unregistered shares of common stock from Palladium Communications, Inc. (formerly known as USAOnestar.net, Inc.) in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 242,740 shares.

     On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Internet, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Internet, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has received and recognized to date consulting fees in relation to 20,000 unregistered shares of Circle Group Internet, Inc.

     On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s common stock in connection with a strategic alliance agreement. The Company has recognized consulting fees to date related to 47,615 shares. The strategic alliance was cancelled in June 2002 and 66,661 shares were returned to Group Management Corporation.

     On February 11, 2002, the Company entered into a strategic alliance agreement with Voice and Wireless Corporation. The agreement provides for a total of 540,000 unregistered shares of Voice and Wireless Corporation’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company received and recognized to date consulting fees in relation to 225,000 unregistered shares of Voice and Wireless Corporation.

     On April 2, 2002, the Company received 48,000 unregistered shares of common stock from Hydrogen Technology Applications, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 12,000 shares.

     On May 7, 2002, the Company sold its Nitrone Scientific, Inc. portfolio company to Prime Pharmaceutical Corporation for 683,550 shares of Prime Pharmaceutical Corporation’s common stock in a non-taxable exchange.

     On May 7, 2002, the Company sold its Digital Image Enhancement Technologies, Inc. portfolio company to Image Analysis, Inc. for 465,000 unregistered shares of Image Analysis, Inc.’s common stock in a non-taxable exchange.

     On May 31, 2002, the Company received 30,000 unregistered shares of common stock from Full Circle Registry, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 2,500 shares.

     On June 11, 2002, the Company sold its Energy Management Technologies, Inc. portfolio company to Voice and Wireless Corporation for 318,750 unregistered shares of Voice and Wireless Corporation’s common stock in a non-taxable exchange.

     On June 12, 2002, the Company sold its Electronic Luminescent Technologies, Inc. portfolio company to Full Circle Registry, Inc. for 68,250 unregistered shares of Full Circle Registry, Inc.’s common stock in a non-taxable exchange.

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

4. Commitments and Contingencies

     On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit bear interest at the financial institution’s prime rate less .25%. The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates. At June 30, 2002 and December 31, 2001, we had no borrowings outstanding under the line of credit.

5. Acquisition of Techex Acquisition Corporation

     In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation in a stock for stock transaction. TechEx held the TechEx.com website. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of Techex Acquisition Corporation. The purchase price has been allocated to assets acquired. The Company completed the acquisition for $70,900 in UTEK Corporation common stock, (10,000 shares based on the closing price at May 31, 2002). There was no goodwill associated with this transaction. There were no operating results for Techex Acquisition Corporation for the three and six month period ended June 30, 2002.

6. Subsequent Events

     Effective as of September 1, 2002, Uwe Reischl, our President will leave the Company to pursue other business interests.

     On July 2, 2002, the Company filed Form S-8, Registration Statement Under the Securities Act of 1933, for the registration of 500,000 shares of the Company’s common stock that may be issued upon exercise of stock options granted pursuant to the UTEK Corporation Stock Option Plan and 250,000 shares of the Company’s common stock that may be issued upon exercise of stock options granted pursuant to the 2000 Non-Qualified Stock Option Plan of UTEK Corporation.

     Subsequent to June 30, 2002, three companies that the Company has investments in—Lexon, Inc., Image Analysis, Inc., and Centrex, Inc.—have received notices of termination of certain licenses which these companies hold. As of June 30, 2002, the fair value of the investments in these companies totaled approximately $3.2 million. The notices are based upon the allegations of the licensor that these companies are in material default of certain terms and provisions of their license agreements. The licensor has given these companies until September 14, 2002 to cure the alleged default. These companies are controlled by the same group of shareholders. The Company is not a party to these license disputes; however, these companies did acquire the disputed licenses in transactions with the Company.

     The Company has a significant investment in these companies and the underlying licenses have a material effect on the valuation of these companies, the failure of these companies to successfully negotiate or cure the alleged breaches would have a material adverse effect on the valuation of these companies. There can be no assurance that these companies will be able to cure the alleged breaches. A failure to cure the alleged breaches would have a material negative impact on the Company’s financial condition and results of operations.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. You should understand that our reported operating results, financial condition and changes in financial condition depend on estimates and assumptions we use in applying these significant accounting policies. On a regular basis, management reviews these estimates and assumptions including those related to revenue recognition and the valuation of investments.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of portfolio companies with unrelated merger partners. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is the common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. Revenue derived from consulting services, in which shares of common stock are received from the client is recognized as earned, over the life of the underlying consulting agreements. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

     Revenues from strategic alliance agreements in which shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement, typically twelve months. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. These agreements are cancelable at any time.

     The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts are deferred and recognized ratably over the term of the contract, typically ninety days.

Valuation of Investments

     The income that we derive from our investments in our portfolio companies consists of both cash and equity securities that we receive upon disposition of our portfolio companies. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     We have retained Bolten Financial Consulting, Inc. to provide us with valuations of the securities we received in exchange for portfolio companies, updated to each quarterly valuation date.

     Without a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in estimated value are recorded in the Company’s Statement of Operations as “Net realized and unrealized gains (losses)” during the period of change. For the six months ended June 30, 2002, our net asset value per share would have decreased by approximately $0.22 per share if our estimate of the fair value of our portfolio assets had been 10% lower.

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

     The income that we derive from our investments in our portfolio companies consists of both cash and equity securities that we receive upon disposition of our portfolio companies. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     We have retained Bolten Financial Consulting, Inc. to provide us with valuations of the securities we receive in exchange for portfolio companies, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the six months ended June 30, 2002 and 2001, we paid Bolten Financial Consulting, Inc. a total of $39,997 and $23,951, respectively, for its valuation services.

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

Financial Condition

     The Company’s total assets were $9,832,501 and its net assets were $8,446,978 at June 30, 2002, compared to $12,410,958 and $9,909,440 at December 31, 2001, respectively.

     Net asset value per share (“NAV”) was $2.15 at June 30, 2002, compared to $2.53 at December 31, 2001. Net assets decreased by $1,462,462 in the six months ended June 30, 2002 and increased by $1,454,438 in the year ended December 31, 2001.

     The Company’s common shares outstanding as of June 30, 2002 and December 31, 2001 were 3,925,672 and 3,915,672, respectively.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity stakes that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At June 30, 2002, $3,018,827 or 31% of the Company’s total assets consisted of investments at fair value in publicly traded securities, of which net unrealized depreciation, after income tax effect, was ($1,660,062); the remaining $5,398,375 of the investments which represents 55% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation, after income tax effect, was ($61,696). See Note 2 to the accompanying consolidated financial statements.

     A summary of the Company’s investment portfolio is as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Investments, at cost	$11,177,757	$10,018,958
Unrealized depreciation, before income tax	(2,760,555)	(30,186)

Investments, at fair value	$8,417,202	$9,988,772

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

Three months ended June 30, 2002 compared to the three months ended June 30, 2001.

     Income from operations. Income from operations increased 18% to $1,957,260 for the three months ended June 30, 2002 from $1,657,259 for the three months ended June 30, 2001. For the three months ended June 30, 2002, approximately 87% of our income from operations (revenue) was received in the form of stock, which was received for the sale of technology rights and for providing consulting services. The increase in income from operations resulted from services rendered in connection with seven strategic alliances (two of which began in the three months ended June 30, 2002) valued at $168,964, as well as consulting income from the wholly owned subsidiary PAX Technology Transfer, Ltd. (“PAX”) of $141,513. PAX was not acquired until September 28, 2001; therefore no income was included from their operations in the three months ended June 30, 2001. During the three months ended June 30, 2002, we completed four sales of technology rights valued at $1,623,104, compared to two sales valued at $1,637,500 for the three months ended June 30, 2001. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. During the three months ended June 30, 2002, we completed transactions with Prime Pharmaceutical Corporation, in which we received 683,550 shares of unregistered common stock of Prime Pharmaceutical Corporation that were valued at the time of sale at $.435 per share; with Image Analysis, Inc., in which we received 465,000 shares of unregistered common stock of Image Analysis, Inc. valued at the time of sale at $2.43; with Voice and Wireless Corporation in which we received we received 318,750 unregistered shares of Voice and Wireless Corporation valued at the time of sale at $.094; and with Full Circle Registry, Inc., in which we received 68,250 of unregistered common stock of Full Circle Registry, Inc. valued at the time of sale at $2.43.

     Expenses. Total operating expenses for the three months ended June 30, 2002 were $1,132,500 consisting of salaries and wages of $208,013, professional fees of $154,519, sales and marketing expenses of $344,463, and general and administrative expenses of $425,505. These expenses compared to the $837,571 reported for the three months ended June 30, 2001, consisting of salaries and wages of $118,398, professional fees of $81,221, sales and marketing expenses of $442,110, and general and administrative expenses of $195,842. The 35% increase in total operating expenses was due to the increased number of employees including the PAX employees, the operating costs of PAX, the cost of recruiting new employees, increased costs of insurance and professional fees, costs to related financing efforts and our ongoing effort to develop the UTEK U2B(®) brand. The 22% decrease in sales and marketing expenses was due to lower costs related to the sales of technology rights. The 76% increase in salaries and wages reflects increased salary costs as well as the addition of one full-time UTEK employee and the PAX employees. The 90% increase in professional fees is largely due to the costs associated with increased audit fees, valuation fees, as well as legal costs related to financing efforts. The 117% increase in general and administrative costs is largely due to costs of recruiting new employees, an increase in insurance, printing costs, new stock exchange fees, as well as the costs related to financing efforts.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $74,540 for the three months ended June 30, 2002 and related to sale of 23,000 shares of Advanced Recycling Sciences, Inc. common stock for $9,260 in cash and the sale of 180,854 shares of Torvec, Inc. common stock for $253,374 in cash during the reporting period. Net realized losses on investments amounted to $911 for the three months ended June 30, 2001 and related to the sale of 78,629 shares of its Lexon, Inc. common stock for $23,700 in cash during the reporting period.

     The net unrealized depreciation of investments increased by $1,489,108 for the three months ended June 30, 2002, versus an increase in unrealized appreciation of $105,607 for the three months ended June 30, 2001. The net unrealized depreciation consisted of a net decline in the fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended June 30, 2002. The net decline in fair value of our portfolio was primarily a result of an overall decline in value of the United States Stock Markets. There were declines in value related to all of our investments with the exception of our investments in Torvec, Inc., Centrex, Inc. and Primapharm Funding Corporation which had increases in value for the quarter ended June 30, 2002.

     On a quarterly basis, net realized and unrealized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized and unrealized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of 37% and 38%, respectively for the three months ended June 30, 2002 and June 30, 2001.

     Subsequent to June 30, 2002, three companies that the Company has investments in—Lexon, Inc., Image Analysis, Inc., and Centrex, Inc.—have received notices of termination of certain licenses which these companies hold. As of June 30, 2002, the fair value of the investments in these companies totaled approximately $3.2 million. The notices are based upon the allegations of the licensor that these companies are in material default of certain terms and provisions of their license agreements. The licensor has given these companies until September 14, 2002 to cure the alleged default. These companies are controlled by the same group of shareholders. The Company is not a party to these license disputes; however, these companies did acquire the disputed licenses in transactions with the Company.

     The Company has a significant investment in these companies and the underlying licenses have a material effect on the valuation of these companies, the failure of these companies to successfully negotiate or cure the alleged breaches would have a material adverse effect on the valuation of these companies. There can be no assurance that these companies will be able to cure the alleged breaches. A failure to cure the alleged breaches would have a material negative impact on the Company’s financial condition and results of operations.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001.

     Income from operations. Income from operations decreased 30% to $2,227,214 for the six months ended June 30, 2002 from $3,163,160 for the six months ended June 30, 2001. For the six months ending June 30, 2002, approximately 89% of our income from operations (revenue) was received in the form of stock, which was received for the sale of technology rights and for providing consulting services. The decrease in income from operations resulted from completing four sales of technology rights with substantially less value attributed to such transactions, which was offset by an increase in consulting income from services rendered in connection with seven strategic alliances (five of which began in the six months ended June 30, 2002) valued at $357,475, as well as consulting income from the wholly owned subsidiary PAX Technology Transfer, Ltd. (“PAX”) of $216,938. PAX was not acquired until September 28, 2001, therefore no income was included from their operation in the six months ended June 30,2001. As described below, in the six months ended June 30, 2002 we completed four sales of technology rights valued at $1,623,104, compared to three sales of technology rights valued at $3,083,653 for the six months ended June 30, 2001. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. During the six months ended June 30, 2002, we completed transactions with Prime Pharmaceutical Corporation, in which we received 683,550 shares of unregistered common stock of Prime Pharmaceutical Corporation that were valued at the time of sale at $.435 per share; with Image Analysis, Inc., in which we received 465,000 shares of unregistered common stock of Image Analysis, Inc. valued at the time of sale at $2.43; with Voice and Wireless Corporation, in which we received 318,750 unregistered shares of Voice and Wireless Corporation valued at the time of sale at $.094; with Full Circle Registry, Inc., in which we received 68,250 of unregistered common stock of Full Circle Registry, Inc. valued at the time of sale at $2.43; with Bitzmart, Inc., in which we received 450,000 shares of common stock valued at the time of sale at $2.31 per share; with Sense Holdings, Inc., in which we received 1,850,000 shares valued at the time of sale at $.26 per share; and with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), in which we received 1,446,153 shares of common stock valued at the time of sale at $1.00 per share.

     Expenses. Total operating expenses for the six months ended June 30, 2002 were $1,824,406 consisting of salaries and wages of $418,977, professional fees of $311,761, sales and marketing expenses of $440,143, and general and administrative expenses of $653,525. These expenses compared to the $1,482,436 reported for the six months ended June 30, 2001, consisting of salaries and wages of $221,571, professional fees of $234,601, sales and marketing expenses of $703,140, and general and administrative expenses of $323,124. The 23% increase in total operating expenses was due to the increased number of employees including the PAX employees, the operating costs of PAX, the cost of recruiting new employees, increased costs of insurance, professional fees, costs to related financing efforts and our ongoing effort to develop the UTEK U2B(®) brand. The 37% decrease in sales and marketing expenses was due to lower costs related to the sales of technology rights. The 89% increase in salaries and wages reflects increased salary costs as well as the addition of one full-time employee and the addition of PAX salaries. The 33% increase in professional fees is largely due to the costs associated with increased audit fees and an increase in valuation costs with the increased number of investments. The 102% increase in general and administrative costs is largely due to costs of recruiting new employees, an increase in insurance, printing costs, new stock exchange fees, as well as the costs related to financing efforts.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $102,519 for the six months ended June 30, 2002 and related to the sale of 58,100 shares of Advanced Recycling Sciences, Inc. common stock for $29,256 in cash and the sales of 274,354 shares of Torvec, Inc. common stock for $404,883 in cash during the reporting period. Net realized losses on investments amounted to $1,321 for the six months ended June 30, 2001 and related to the sale of 147,629 share of Lexon, Inc. common stock for $45,125 in cash during the reporting period.

     The net unrealized depreciation of investments increased by $1,702,931 for the six months ended June 30, 2002, versus an increase in unrealized appreciation of $320,195 for the six months ended June 30, 2001. The net unrealized depreciation consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the six months ended June 30, 2002. There were declines in value related to all of our investments with the exception of our investments in Torvec, Inc. and Primapharm Funding had which had increases in value for the six months ended June 30, 2002.

     Net realized and unrealized gains can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of approximately 39% and 38%, respectively for the six months ended June 30, 2002 and June 30, 2001.

     Subsequent to June 30, 2002, three companies that the Company has investments in—Lexon, Inc., Image Analysis, Inc., and Centrex, Inc.—have received notices of termination of certain licenses which these companies hold. As of June 30, 2002, the fair value of the investments in these companies totaled approximately $3.2 million. The notices are based upon the allegations of the licensor that these companies are in material default of certain terms and provisions of their license agreements. The licensor has given these companies until September 14, 2002 to cure the alleged default. These companies are controlled by the same group of shareholders. The Company is not a party to these license disputes; however, these companies did acquire the disputed licenses in transactions with the Company.

     The Company has a significant investment in these companies and the underlying licenses have a material effect on the valuation of these companies, the failure of these companies to successfully negotiate or cure the alleged breaches would have a material adverse effect on the valuation of these companies. There can be no assurance that these companies will be able to cure the alleged breaches. A failure to cure the alleged breaches would have a material negative impact on the Company’s financial condition and results of operations.

Liquidity and Capital Resources

     Net assets decreased 15% to $8,446,978 at June 30, 2002 from $9,909,440 at December 31, 2001, attributable to income from operations and the acquisition of Techex Acquisition Corporation (“TechEx”) offset by the unrealized depreciation of non-controlled affiliate investments. TechEx held the TechEx.com website and other intangible assets. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering.

     Our primary source of liquidity through June 30, 2002 was from the and sales of investments in non-controlled affiliates. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. During the six months ended June 30, 2002, we generated $434,139 in proceeds from sales of investments. During 2001, we completed a private placement transaction resulting in proceeds of $375,617 and generated $395,342 in proceeds from sales of investments.

     On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit bear interest at the financial institution’s prime rate less .25%. The line of credit is due on demand and is secured by a pledge of a portion of our investments in non-controlled affiliates. At June 30, 2002 and December 31, 2001, we had no borrowings outstanding under the line of credit.

     On June 30, 2002 and December 31, 2001, we had $643,242 and $1,432,473, respectively, in cash and cash equivalents. While management believes that we have the sufficient resources to meet our funding requirements for the remainder of the year, we will need to complete additional financing initiatives in 2002 or early 2003 to generate the liquidity necessary to continue our operations. Due to current economic conditions, we may not be able to secure additional financing on terms it deems acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling our investments, there can be no assurance that we will be able to negotiate a favorable price for those investments or that the loss of those investments will not affect our future business prospects. If adequate funds are not available to us on satisfactory terms, we may be required to limit our marketing and research and development activities or other operations, or otherwise modify our business strategy.

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

     The provisions of SFAS 142 require that a transitional impairment test for goodwill be performed as of the adoption date. The Company has performed this test and has determined there is no impact in applying SFAS 142 in its financial statements. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual evaluation during the fourth quarter.

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

Our investment model is highly speculative in nature and our history of investments using the model is limited.

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

     Our portfolio companies depend upon the research activities of universities and government research facilities. Neither we, nor our portfolio companies, have any control over the research activities of universities and research laboratories. As neither we, nor our portfolio companies provide supervision of any university or laboratory research, we cannot warrant that the research will be done properly and that the results, which we may license will be reproducible. In addition, we have no control over what types of research are presented to us by universities and government research facilities for evaluation and commercial development. Further, the licenses to technologies that our portfolio companies obtain may be non-exclusive. In the event that we make an investment in a portfolio company, and we are unable to locate a new technology to be acquired by the portfolio company, we could lose our entire investment.

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

We may be unable or decide not to make additional investments in our portfolio companies which, could result in our losing our initial investment if the portfolio company fails. Our ownership and control may be diluted if a portfolio company obtains additional funds from third-party investors.

     Our agreement with third-party investors restricts the size of our investment in any single portfolio company and, as a result, could prohibit an additional investment in a portfolio company in the event that our initial investment represented 10% or more of our assets. Even if we are able to make an additional investment in a portfolio company within the prescribed limits, we may elect not to make an additional investment in a portfolio company in order to limit the size of our investment, which is at risk. It is also our policy not to make loans to our portfolio companies that in the aggregate exceed 25% of our net assets. Therefore, if a portfolio company requires additional funds to continue operating, and we cannot or choose not to make an additional investment, our investment in the portfolio company may decline in value. In addition, to the extent that a portfolio company seeks additional financing from third-parties, our ownership interest and control of the portfolio company may be diluted.

The securities we hold in our portfolio companies are illiquid and we may not be able to sell the portfolio company securities we hold for amounts equal to their recorded value, if at all.

     Our portfolio companies are all private entities and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are restricted securities, as defined under the Securities Act of 1933, and are subject to restrictions on resale. Furthermore, we do not anticipate that a public market will exist for any of the securities we hold in our portfolio companies. Therefore, any sale or other transfer of the securities we hold in portfolio companies will be made in private transactions and we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them.

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

We have been dependent on a small number of companies, several of which are controlled by the same investor group for the purchase of our portfolio companies. We have only limited experience selling our portfolio companies and of the nineteen transactions that we have completed, seven have been to companies controlled by the same group of investors.

     As of June 30, 2002, we have completed only nineteen transactions, including eighteen mergers and one stock sale, wherein we sold portfolio companies to other companies and seven of these sales have been made to companies that are controlled by the same investor group. As of June 30, 2002, the same investor group had control of Lexon, Inc., Image Analysis, Inc., Centrex, Inc., and Nubar, Inc. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sale of our portfolio companies in the future.

The agreements we have with universities do not guarantee that the universities will grant licenses to our portfolio companies.

     The agreements that we have entered into with universities provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, a university will grant us a license. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology for one of our portfolio companies.

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

     Historically we have merged, and we intend to continue to merge, our portfolio companies with companies in related fields that are development stage companies. In addition, the companies for which we render services in connection with strategic alliances are development stage companies. As a result, the securities that we receive in such transactions are subject to all of the risks associated with securities of development stage companies. The values of these securities may be subject to significant fluctuations. We cannot assure you that when we sell these securities we will receive the value ascribed to the securities either at the time of acquisition or during subsequent valuation periods.

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

     As of June 30, 2002, all of the securities we have received in exchange for our portfolio companies and in connection with strategic alliances are “restricted securities,” as such term is defined under Rule 144 of the Securities Act of 1933. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933 or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive upon resale, the recorded value of our portfolio company securities.

We may not be able to merge our portfolio companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

     At June 30, 2002, we have completed nineteen sales of portfolio companies. Of these sales, eleven have been to companies that are currently public, and the remaining transactions have been with non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquirer’s shares, we may be deemed to be an affiliate of the acquirer which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized there from. The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     At June 30, 2002 and December 31, 2001 respectively, equity securities amounting to $8,417,202 or 99.6% of net assets and $9,988,772 or 100.8% of net assets, have been valued at fair value as estimated by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of June 30, 2002, we have granted options to purchase 697,500 shares of our common stock to certain officers and employees. We have also reserved an additional 52,500 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

Our business depends on key personnel.

     We rely, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman of the Board, Clifford M. Gross. Our management team is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities, to maintain our access to new technologies, and their relationships with companies in the private sector in order to effectuate the sale of our portfolio companies.

Any transactions we engage in with affiliates may involve conflicts of interest.

     The 1940 Act restricts transactions between the Company and any of its affiliates, including its officers, directors or employees and principal stockholders. In many cases, the 1940 Act prohibits transactions between such persons and ourselves unless we first apply for and obtain an exemptive order from the SEC. Delays and costs in obtaining necessary approvals may decrease or even eliminate any profitability of such transactions or make it impracticable or impossible to consummate such transactions. These affiliations could cause circumstances that would require the SEC’s approval in advance of proposed transactions by us in portfolio companies. Further, depending upon the extent of our management’s influence and control with respect to such portfolio companies, the selection of the affiliates of management to perform such services may not be a disinterested decision, and the terms and conditions for the performance of such services and the amount and terms of such compensation may not be determined at arm’s-length negotiations.

We have a limited amount of funds available for investment in portfolio companies and, as a result, our investments will lack diversification.

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

     The members of our management have been engaged in the operation of our business for a short period of time and so have limited experience. Some of our directors and executive officers only have experience in science and research. Furthermore, we commenced operations as a business development company in June 2000 and so our directors and executive officers have only had experience operating a business development company. In addition, our management has had limited experience in the areas of corporate finance and corporate mergers.

One of our current stockholders has significant influence over our management and affairs.

     Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 50% of our common stock as of June 30, 2002. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

We are dependent upon the availability of additional financings.

     On June 30, 2002 and December 31, 2001, we had $643,242 and $1,432,473, respectively, in cash and cash equivalents. While management believes that we have the sufficient resources to meet our funding requirements for the remainder of the year, we will need to complete additional financing initiatives in 2002 or early 2003 to generate the liquidity necessary to continue our operations. Due to current economic conditions, we may not be able to secure additional financing on terms it deems acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling our investments, there can be no assurance that we will be able to negotiate a favorable price for those investments or that the loss of those investments will not affect our future business prospects. If adequate funds are not available to us on satisfactory terms, we may be required to limit our marketing and research and development activities or other operations, or otherwise modify our business strategy.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of our business, as of June 30, 2002, the Company was not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     On May 31, 2002, the Company issued 10,000 shares of unregistered common stock to acquire 100% of the outstanding shares of common stock of Techex Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Intellectual Property Technology Exchange, Inc., in a tax-free stock for stock exchange. Techex Acquisition Corporation held the TechEx.com website certain intangible assets. The value of the consideration paid by UTEK Corporation was estimated at $70,900 based on the closing price of $7.09 of UTEK Corporation on May 31, 2002. The shares of common stock were deemed to be exempt from registration under the Securities Act of 1933 in reliance on section 4(2) thereunder.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on May 20, 2002. The following directors were elected to continue their terms as director: Clifford M. Gross, Sam Reiber, Stuart Brooks, Kwabena Gyimah-Brempong, Arthur Chapnik, Carl Nisser, and John Micek. Each director with the exception of Sam Reiber received 3,098,205 votes in favor, 1,800 votes withheld. Sam Reiber received 3,078,205 votes in favor, with 21,800 votes withheld.

     The other proposal brought for a vote at the annual meeting was to ratify the selection of Ernst & Young, LLP as the Company’s independent accountants for the year ended December 31, 2002. Votes cast were as follows: 3,078,205 votes for the proposal, 800 against, and 1,500 abstentions.

Item 5. Other Information

     On August 2, 2002, the Company announced that its President, Uwe Reischl, Ph.D., M.D., had submitted his resignation effective September 1, 2002. Dr. Reischl will pursue other interests.

Item 6. Exhibits and Reports on Form 8-K

     (a)  List of exhibits.

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)(1)	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.

3.(ii)(2)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.

3.(iii)(3)	By-Laws of UTEK Corporation.

3.(iv)(4)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.

4.1(4)	Form of Representative’s Warrant.

4.2(5)	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.

4.3(6)	Specimen Common Stock Certificate.

99.1	Certification of Clifford M. Gross Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael O. Sullivan Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(5)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(6)	Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93013).

     (b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on May 22, 2002 regarding the disposition of Digital Image Enhancement Technologies, Inc. and Nitrone Scientific, Inc.

The Company filed a Current Report on Form 8-K on June 17, 2002 regarding the acquisition of Techex Acquisition Corporation.

The Company filed a Current Report on Form 8-K on June 26, 2002 regarding the disposition of Energy Management Technologies, Inc. and Electronic Luminescent Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION

(Registrant)

Date: August 13, 2002
/s/ Clifford M. Gross
Clifford M. Gross Chairman and Chief Executive Officer

Date: August 13, 2002
/s/ Michael O. Sullivan
Michael O. Sullivan Chief Financial Officer