Form 10-Q
period 2002-09-30
UTEK CORP
filed 2002-11-14
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2002

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

On November 1, 2002, there were 3,925,672 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation
Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $11,130,495 and $10,018,958 at September 30, 2002 and December 31, 2001, respectively)	$7,182,595	$9,988,772
Cash and cash equivalents	497,252	1,432,473
Short-term marketable securities	—	282,284
Prepaid expenses and other assets	144,956	192,450
Fixed assets, net	137,611	88,286
Intangible assets	460,922	426,693

TOTAL ASSETS	8,423,336	12,410,958

LIABILITIES
Accrued expenses	86,697	90,125
Deferred revenue	114,644	523,406
Deferred income taxes	503,359	1,887,987

TOTAL LIABILITIES	704,700	2,501,518

NET ASSETS	$7,718,636	$9,909,440

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 3,925,672 shares issued and outstanding at September 30, 2002 and 3,915,672 shares issued and outstanding at December 31, 2001	$39,257	$39,157
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	7,058,941	6,988,141
Accumulated income:
Accumulated net operating income	3,242,569	2,969,294
Net realized loss on investments, net of income taxes	(199,826)	(62,863)
Net unrealized depreciation of investments, net of deferred income taxes	(2,462,304)	(18,827)
Foreign currency translation adjustment	39,999	(5,462)

Net assets	$7,718,636	$9,909,440

Net asset value per share	$1.97	$2.53

See accompanying notes

UTEK Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income from operations:
Sale of technology rights	$465,150	$336,000	$2,088,254	$3,419,653
Consulting fees	221,596	231,000	796,009	231,000
Investment income, net	2,082	32,986	31,779	112,492

	688,828	599,986	2,916,042	3,763,145

Expenses:
Salaries and wages	180,261	116,837	599,238	338,408
Professional fees	116,090	60,797	427,851	295,398
Sales and marketing	173,137	88,261	613,280	791,401
General and administrative	176,814	155,914	830,339	479,038

	646,302	421,809	2,470,708	1,904,245

Income before income taxes	42,526	178,177	445,334	1,858,900
Provision for income taxes	15,851	66,343	172,059	701,755

Net income from operations	26,675	111,834	273,275	1,157,145
Net realized and unrealized losses:
Net realized loss on investments, net of income tax benefit of $20,786 and $82,640 for the three and nine months ended September 30, 2002 and $49,339 and $50,136 for the three and nine months ended September 30, 2001, respectively	(34,444)	(81,778)	(136,963)	(83,098)
Change in unrealized depreciation of non-controlled affiliate investments, net of deferred tax benefit of $446,797 and $1,474,047for the three and nine months ended September 30, 2002 and $898,288 and $705,102 for the three and nine months ended September 30, 2001, respectively	(740,546)	(1,488,871)	(2,443,477)	(1,168,675)

Net decrease in net assets from operations	$(748,315)	$(1,458,815)	$(2,307,165)	$(94,628)

Net decrease in net assets from operations per share:
Basic	$(0.19)	$(.38)	$(0.59)	$(.02)
Diluted	$(0.19)	$(.38)	$(0.59)	$(.02)
Weighted average shares:
Basic	3,925,672	3,857,505	3,920,141	3,815,725
Diluted	3,925,672	3,857,505	3,920,141	3,815,725

See accompanying notes

UTEK Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2002	2001

Operating Activities:
Net increase (decrease) in net assets from operations	$(2,307,165)	$(94,628)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
(Increase) decrease in net unrealized depreciation of investments	3,917,714	1,830,460
Depreciation	25,489	18,267
Loss on disposal of fixed asset	1,024	—
Loss on sale of investments	219,603	133,233
Deferred income taxes	(1,384,628)	(53,482)
Investment securities received for sale of portfolio companies	(2,088,254)	(3,419,653)
Services rendered in exchange for investment securities	(445,562)	(231,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	12,782	54,287
Accrued expenses	(3,428)	(55,136)
Deferred revenue	(8,760)	—

Net cash used in operating activities	(2,061,185)	(1,817,652)

Investing Activities:
Proceeds received on sale of investments	1,084,958	362,208
Purchase of investment securities		(474,450)
Purchases of fixed assets	(4,455)	(24,003)

Net cash provided by (used in) investing activities	1,080,503	(136,245)

Financing Activities:
Proceeds from issuance of common stock	—	403,150
Repayments on short-term borrowings	—	(39,975)

Net cash provided by financing activities	—	363,175

Foreign currency translation adjustment	45,461	—
Decrease in cash and cash equivalents	(935,221)	(1,590,722)
Cash and cash equivalents at beginning of period	1,432,473	3,952,280

Cash and cash equivalents at end of period	$542,713	$2,361,558

Supplemental Disclosures of Non-Cash Investing Activities
Acquisition of Techex Acquisition Corporation	$70,900	$—

Acquisition of PAX Technology Transfer Ltd, net of cash acquired	$—	$412,467

Stock Received in Settlement of Receivable	$—	$39,615

See accompanying notes

UTEK Corporation
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Changes in net assets from operations:
Net income from operations	$273,275	$1,157,145
Net realized loss on sale of investments, net of income tax benefit	(136,963)	(83,098)
Change in net unrealized depreciation of investments, net of deferred taxes	(2,443,477)	(1,168,675)

Net decrease in net assets from operations	(2,307,165)	(94,628)

Capital stock transactions:
73,986 shares of common stock issued for cash	—	375,617
59,460 shares issued for acquisition of PAX Technology Transfer Ltd.	—	440,000
10,000 shares of common stock issued for acquisition of Techex Acquisition Corporation	70,900	—

Net increase in net assets from capital stock transactions	70,900	815,617

Foreign currency exchange adjustment	45,461	—

Net increase (decrease) in net assets	(2,190,804)	720,989
Net assets at beginning of year	9,909,440	8,455,002

Net assets at end of period	$7,718,636	$9,175,991

See accompanying notes

UTEK Corporation
Financial Highlights
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

PER SHARE INFORMATION
Net asset value, beginning of period	$2.53	$2.24
Net increase from operations (1)	0.07	0.30
Net change in realized and unrealized (depreciation) on investments (after taxes)	(.65)	(0.41)
Net increase from capital stock transactions	0.02	0.21

Net asset value, end of period	$1.97	$2.34

Per share market value, end of period	$7.10	$7.40

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$7,718,636	$9,175,991
Ratio of expenses to average net assets (2)(3)	29%	22%
Ratio of net income to average net assets (3)	3%	13%
Diluted weighted average number of shares outstanding during the period	3,920,141	3,815,725

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

(3)	Ratios are on an annualized basis

See accompanying notes

UTEK CORPORATION
Schedule of Investments
September 30, 2002
(Unaudited)

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates—93.1%
236,000	3/01	Lexon, Inc., publicly traded over the counter —0%;	$39,614	$—
		developer of health care technology
1,344,300	1/99	Image Analysis, Inc., privately held —16.9%; medical and	1,349,775	1,303,971
		hospital equipment developer
1,418,400	5/99	Centrex, Inc., publicly traded over the counter—5.9%;	468,072	453,888
		developer of water and purification methodologies
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
1,037,957	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation),	590,388	114,175
		publicly traded over the counter—1.5%; environmental services.
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held—1.0%;	90,705	75,945
		real estate development
100,799	3/00	Graphco Technologies, Inc., privately held—0%; developer	952,551	—
		of e-commerce technologies
2,268,053	6/00	Advanced Recycling Sciences, Inc., (formerly The Quantum
		Group, Inc.), publicly traded over the counter—10.9%; tire
		recycling methodologies	2,111,892	839,180
630,466	11/00	Torvec, Inc., publicly traded over the counter—6.8%;
		advanced automotive technologies 1,267,237 523,287
641,667	4/01	BitzMart, Inc., privately held —34.1%; software products	1,658,000	2,637,546
1,694,558	5/01	Sense Holdings, Inc., publicly traded over the counter—6.8%;	440,585	525,313
		biometric technologies
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held—1.4%;	783,344	109,029
		pharmaceutical developments in dermatology
1,000,000	11/01	Primapharm Funding Corporation, privately held—1.3%; intellectual	417,316	100,000
		property development
400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net
		Inc.), publicly traded over the counter -0%; telecom,	12,028	—
		educational internet service
47,615	1/02	Group Management Corporation, publicly traded over the counter—
		.1%; corporate management	46,949	1,714
2,832,000	1/02	Circle Group Internet, Inc., publicly traded over the counter, —3.0%;
		digital design and consulting	357,754	233,640
633,750	2/02	Voice and Wireless Corporation, publicly traded over the
		counter, —.5%; internet/technology services and products	53,161	43,095
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0%;
		developer of energy technology	14,040	—
255,750	6/02	FullCircle Registry, Inc., publicly traded over the counter, —2.5%;
		developer of emergency information technology	321,084	191,812
120,000	9/02	Innovative Medical Services, Inc., publicly traded over the counter,
		—.4% developer of anti-microbial technology	30,000	30,000

		TOTAL INVESTMENTS—93.1%	$11,130,495	$7,182,595

		Cash and other assets, less liabilities—6.9%		536,041

		Net assets at September 30, 2002--100%		$7,718,636

Notes to Schedule of Investments:

☐	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

☐	The value of all securities for which there are no readily ascertainable market values is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. (Notes 1 and 2).

☐	As of September 30, 2002, all of the investment securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

☐	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Centrex, Inc., Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc., Hydrogen Technology Applications, Inc., Innovative Medical Services, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

UTEK Corporation
Schedule of Investments
December 31, 2001

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates –100.8%
236,000	3/01	Lexon, Inc. – publicly traded over the
		counter – .2%; developer of health care technology	$39,614	$21,240
879,300	1/99	Image Analysis, Inc., privately held – 17.2%;
		medical and hospital equipment developer	219,825	1,705,842
1,584,000	5/99	Centrex, Inc., publicly traded over the counter – 15.7%;
		developer of water and purification methodologies	522,720	1,552,320
900,000	5/99	Nubar, Inc., privately held – 0%; developer
		of construction materials	126,000	—
1,037,957	6/99	NuElectric Corporation, publicly traded over the counter –
		3.8%; environmental services	590,388	373,665
150	11/99	Rosbon, Inc., privately held – 0.8%;
		real estate development	90,705	76,768
100,799	3/00	Graphco Technologies, Inc., privately held – 5.1%;
		developer of e-commerce technologies	952,362	511,050
2,326,153	6/00	Advanced Recycling Sciences, Inc., (formerly The Quantum
		Group, Inc.), publicly traded over the
		counter – 10.6%; tire recycling methodologies	2,158,952	1,046,769
1,068,354	11/00	Torvec, Inc., publicly traded over the counter – 8.7%;
		advanced automotive technologies	2,147,392	865,367
641,667	4/01	Bitzmart, Inc., privately held – 18.8%; software products	1,658,000	1,867,251
1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter –
		10.3%; biometric technologies	481,000	1,017,500
810,000	9/01	Prime Pharmaceutical Corporation, privately held -
		4.1%; pharmaceutical developments in dermatology	486,000	405,000
1,000,000	11/01	Primapharm Funding Corporation, privately held -
		4.9%; intellectual property development	490,000	490,000
400,000	11/01	Palladium Communications, Inc., (formerly
		USAOnestar.Net Inc), publicly traded over the
		counter - .6%; telecom educational internet service	56,000	56,000

		TOTAL INVESTMENTS – 100.8%	$10,018,958	$9,988,772

		Cash and other assets, less liabilities – (.8)%		(79,332)

		Net assets at December 31, 2001 – 100%		$9,904,440

Notes to Schedule of Investments:

☐	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

☐	The value of all restricted securities is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (Notes 1 and 2).

☐	As of December 31, 2001, all of the securities that we have received in exchange for our portfolio companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

☐	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc., and Prime Pharmaceutical Corporation. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144, except for those specifically noted.

See accompanying notes

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of September 30, 2002 and 2001 and for the three and nine month periods then ended is Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the “Company”) as of September 30, 2002 and 2001 and for the nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2001. Operating results for the three or nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

The Company

     We are a non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

     We commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering. The financial position and results of operation of PAX Technology Transfer Ltd. and Techex Acquisition Corporation have been consolidated into the financial position and results of operation of the Company.

     As a BDC, we must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such companies are termed “portfolio” companies.

     The Company invests in portfolio companies that management believes are positioned to benefit from the acquisition of new technology. The Company’s investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities and/or government research facilities. The Company provides portfolio companies with managerial assistance primarily related to technology transfer. Technology transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company also may make additional investments to fund continued research and development of the acquired technologies.

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

     Without a readily ascertainable market value, the value of our portfolio of equity securities that has been determined in good faith by the Board of Directors may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities at September 30, 2002 and December 31, 2001 (93.1% and 100.8% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values.

Revenue Recognition

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of portfolio companies with unrelated merger partners. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is the unregistered shares of common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. Revenue derived from consulting services, in which shares of unregistered shares of common stock are received from the client is recognized as earned, over the life of the underlying consulting agreements. The unregistered shares of common stock received are recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

     In addition to technology transfer merger transactions; we have put in place the strategic alliance agreement. A method of technology transfer already being used by PAX Technology Transfer Ltd., the strategic alliance agreement is a service agreement in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities. The contract term is usually one year, and the form of payment for UTEK customers, (as with the merger transactions) generally is in the form of unregistered shares of the company, or cash, for which the services are provided.

     Revenues from strategic alliance agreements in which unregistered shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement, typically twelve months. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. These agreements are cancelable at any time.

     The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is generally received in the form of cash and is deferred and recognized ratably over the term of the contract, typically ninety days.

     Revenue from the sale of subscriptions to the TechEx.com website generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription.

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the nine months ended September 30, 2002 and 2001, the Company incurred $-0- and $356,000, respectively, in such costs.

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

Impact of Recent Accounting Standards

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired in a business combination after June 30, 2001. As a result, the goodwill recorded in connection with the Company’s September 2001 acquisition of PAX Technology Transfer Ltd. will not be amortized. Effective January 1, 2002, the Company had fully adopted the provisions of SFAS 142.

     The provisions of SFAS 142 require that a transitional impairment test for goodwill be performed as of the adoption date. The Company has performed this test and has determined that there is no impact in applying SFAS 142 in its financial statements. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual evaluation during the fourth quarter.

     On August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Effective July 1, 2002 the Company has fully adopted the provisions of SFAS 144 and has determined there was no impact as a result of the adoption.

2. Investments

     Equity securities at September 30, 2002 and December 31, 2001 (93.1 % and 100.8% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent financial expert, in the absence of readily ascertainable market values.

     The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company were forced to sell such securities, nor amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedule of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be significant.

     As of September 30, 2002 and December 31, 2001, the Company had established three and four portfolio companies, respectively, which had $-0- net assets.

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

     On October 29, 2001, the Company received 1,000,000 unregistered shares of common stock from Primapharm Funding Corporation in connection with a strategic alliance agreement. The Company has recognized consulting fees to date relating to 746,575 shares.

     On November 1, 2001, the Company received 50,000 unregistered shares of common stock from BitzMart, Inc. at $2.91 per share in connection with a strategic alliance agreement.

     On November 28, 2001, the Company received 400,000 unregistered shares of common stock from Palladium Communications, Inc. (formerly known as USAOnestar.net, Inc.) in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 342,740 shares.

     On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Internet, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Internet, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has received and recognized to date consulting fees in relation to 32,000 unregistered shares of Circle Group Internet, Inc.

     On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s common stock in connection with a strategic alliance agreement. The Company has recognized consulting fees to date related to 47,615 shares. The strategic alliance was cancelled in June 2002 and 66,661 shares were returned to Group Management Corporation.

     On February 11, 2002, the Company entered into a strategic alliance agreement with Voice and Wireless Corporation. The agreement provides for a total of 540,000 unregistered shares of Voice and Wireless Corporation’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has recognized consulting fees to date related to 315,000 shares. The strategic alliance was cancelled in August 2002.

     On April 2, 2002, the Company received 48,000 unregistered shares of common stock from Hydrogen Technology Applications, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 24,000 shares.

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

     On May 31, 2002, the Company received 30,000 unregistered shares of common stock from FullCircle Registry, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 10,000 shares.

     On June 11, 2002, the Company sold its Energy Management Technologies, Inc. portfolio company to Voice and Wireless Corporation for 318,750 unregistered shares of Voice and Wireless Corporation’s common stock in a non-taxable exchange.

     On June 12, 2002, the Company sold its Electronic Luminescent Technologies, Inc. portfolio company to FullCircle Registry, Inc. for 68,250 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

     On August 27, 2002, the Company sold its Fiber-Gel Technologies, Inc. portfolio company to Circle Group Internet, Inc. for 2,800,000 unregistered shares of Circle Group Internet, Inc.’s common stock and a warrant to purchase an additional 500,000 shares of its common stock at $0.36 per share in a non-taxable exchange.

     On September 27, 2002, the Company sold its Spoken Data Technologies, Inc. portfolio company to FullCircle Registry, Inc. for 157,500 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

     On September 12, 2002, the Company received 120,000 unregistered shares of common stock from Innovative Medical Services, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 5,922 shares.

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

4. Commitments and Contingencies

     On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit would bear interest at the financial institution’s prime rate less .25%. The line of credit was due on demand and was secured by a pledge of a portion of our investments in non-controlled affiliates. At December 31, 2001, we had no borrowings outstanding under the line of credit. During the quarter ended September 30, 2002, the Company elected to not renew the revolving line of credit.

     During the quarter ended September 30, 2002, three companies that the Company has investments in—Lexon, Inc., Image Analysis, Inc., and Centrex, Inc.—received notices of termination of certain licenses that these companies hold. The notices are based upon the allegations of the licensor that these companies are in material default of certain terms and provisions of their license agreements. The licensor gave these companies until September 14, 2002 to cure the alleged default. The same group of shareholders controls these companies. The Company is not a party to these license disputes; however, these companies did acquire the disputed licenses in transactions with the Company.

     The licensor has indicated that the licenses of Lexon, Inc. and Centrex, Inc. have been terminated. To the best of the Company's knowledge, the licensor and Image Analysis, Inc. are continuing to negotiate with respect to the termination of the license. The Company, following the recommendation of its independent valuation expert, has determined the fair value of these three companies to be as follows:

•	- Lexon, Inc.- the terminated license was critical to the overall valuation and business purpose of Lexon, Inc. The Company determined the fair value of this investment to be zero at September 30, 2002. The Company had previously determined the fair value of this investment to be $13,452 as of June 30, 2002.

•	- Centrex, Inc.- The terminated license was not critical to the overall valuation and business purpose of Centrex, Inc. The Company has determined the fair value of this investment to be $453,888 as of September 30, 2002. The Company had previously determined the fair value of this investment to be $617,760 as of June 30, 2002.

•	- Image Analysis, Inc.- The license in dispute is critical to the overall valuation and business purpose of Image Analysis, Inc. The licensor is alleging that Image Analysis, Inc. has failed to use its best efforts to develop, manufacture, market and sell products incorporating the licensed technology. To the best of the Company's knowledge, Image Analysis, Inc. and the licensor are continuing to negotiate for the retention of the license by Image Analysis, Inc. However, there can be no assurances as to the outcome or completion of the negotiation. The Company has determined the fair value of this investment to be $1,303,971 as of September 30, 2002. The Company had previously determined the fair value of this investment to be $2,607,942 as of June 30, 2002.

     The Company continues to have a significant investment in Image Analysis, Inc. and the underlying license has a material effect on the valuation of Image Analysis, Inc. The failure of Image Analysis, Inc. to successfully negotiate or cure the alleged breach would have a material adverse effect on the valuation of Image Analysis, Inc. There can be no assurance that Image Analysis, Inc. will be able to cure the alleged breach or negotiate a satisfactory resolution. A failure to cure the alleged breached by Image Analysis, Inc. or reach a satisfactory resolution would have a material negative impact on the Company's financial condition and results of operations.

5. Acquisition of Techex Acquisition Corporation

     In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation for 10,000 shares UTEK common stock valued at $70,900. TechEx owned the TechEx.com website. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of Techex Acquisition Corporation. The purchase price has been allocated to assets acquired. There was no goodwill associated with this transaction. There were no operating results for Techex Acquisition Corporation for the three and nine-month period ended September 30, 2002.

6. Subsequent Events

     In October 2002, the Company entered into a one-year agreement with Westminster Securities Corporation (“Westminster”) to assist the Company in the sale of all or substantially all of its investment securities and in obtaining financing through the sale of shares of its common stock. Westminster will also provide the Company with other strategic advice regarding business strategy, capital structure, investor relations and general corporate finance. Finally, the Company has granted, under certain circumstances, Westminster the right to act as the Company’s agent in connection with certain business combination transactions and future equity financing transactions.

     Under the terms of the agreement, the Company will pay Westminster an initial retainer fee of $12,000, plus a fee of $6,000 per month during the term of the agreement. In addition, Westminster will receive a fee equal to 10% of the gross proceeds from sales that it has made of the Company’s investment securities. Also, in the event that the Company elects to proceed with the sale of shares of its common stock, Westminster shall be entitled to receive a flat fee of $30,000, plus a fee of up to 13% of the gross proceeds derived from such sale.

     The Company may terminate the agreement if Westminster does not generate net proceeds of at least $1.5 million through the sale of the Company’s investment securities by January 15, 2003 on terms reasonably acceptable to the Company.

     Subsequent to September 30, 2002, the Company received 4,121,165 unregistered shares of Stealth MediaLabs, Inc.’s common stock in exchange for the 641,667 unregistered shares of BitzMart, Inc.’s common stock then held by the Company pursuant to a Share Exchange Agreement, dated August 23, 2002, between BitzMart, Inc. and KidsToysPlus.Com, Inc. (subsequently named Stealth MediaLabs, Inc.) In connection with this acquisition transaction, Bitzmart, Inc. will become a wholly-owned subsidiary of Stealth MediaLabs, Inc.

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

Revenue Recognition

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of portfolio companies with unrelated merger partners. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the technology rights is the common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. Revenue derived from consulting services, in which shares of common stock are received from the client is recognized as earned, over the life of the underlying consulting agreements. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

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

     The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is generally received in cash and are deferred and recognized ratably over the term of the contract, typically ninety days.

     Revenue from the sale of subscriptions to the TechEx.com website are generally received in the form of cash and are initially deferred and subsequently recognized ratably over the term of the subscription.

Valuation of Investments

     The income that we derive from our investments in our portfolio companies consists primarily of equity securities and, in some instances, cash that we receive upon disposition of our portfolio companies. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     We have retained Bolten Financial Consulting, Inc. to provide us with valuations of the securities we own updated to each quarterly valuation date.

     Without a readily ascertainable market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in fair value are recorded in the Company’s Statement of Operations as “change in unrealized depreciation of non-controlled affiliate investments” For the nine months ended September 30, 2002, our net asset value per share would have decreased by approximately $0.18 per share if our determination of the fair value of our portfolio assets had been 10% lower.

GENERAL

     Our primary business is to make investments in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by exchanging stock in our portfolio companies for cash and other assets, which we will use to acquire licenses to additional technologies. We believe that we can increase the likelihood of achieving our objectives by concentrating on investments in companies which we believe are likely to benefit from our management’s expertise in technology transfer.

     The income that we derive from our investments in our portfolio companies consists primarily of equity securities and, in some instances cash that we receive upon disposition of our portfolio companies. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     Without a readily ascertainable market value, the value of our portfolio of equity securities that has been determined in good faith by the Company’s Board of Directors may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in value are recorded in the Company’s Consolidated Statement of Operations as “Net realized and unrealized gains (losses)” during the period of change.

     Prior to September 2002, we held all of our investments until such time as they became available for sale pursuant to the provisions of Rule 144 under the Securities Act of 1933. This practice resulted in liquidity constraints for us as most of our investments required a holding period of at least two years, or longer, before they became freely tradable under the provisions of Rule 144.

     Beginning in October 2002, we implemented a new strategy whereby we will seek to sell our investments as soon as possible after the acquisition of such investments through sales to unrelated third parties in order to provide us with additional liquidity and allow us to make new investments. We hired the investment banking firm of Westminster Securities Corporation to help us implement this new strategy. We can provide no assurance that such strategy will ultimately be successful. However, we believe that there are potential investors who may be interested in purchasing our investments in such transactions.

     As a result of this strategy, we may recognize less of the long-term capital appreciation of our investments. We intend to minimize the potential loss of such appreciation through the retention of a portion of the investments we sell in such transactions and when possible, to obtain warrants to purchase shares of common stock in connection with the investments we make in the future.

     We have retained Bolten Financial Consulting, Inc. to provide us with valuations of the securities we own, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the nine months ended September 30, 2002 and 2001, we paid Bolten Financial Consulting, Inc. a total of $68,932 and $38,216, respectively, for its valuation services.

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

Financial Condition

     The Company’s total assets were $8,423,336 and its net assets were $7,718,636 at September 30, 2002, compared to $12,410,958 and $9,909,440 at December 31, 2001, respectively.

     Net asset value per share (“NAV”) was $1.97 at September 30, 2002, compared to $2.53 at December 31, 2001. Net assets decreased by $2,190,804 in the nine months ended September 30, 2002 and increased by $1,454,438 in the year ended December 31, 2001.

     The Company’s common shares outstanding as of September 30, 2002 and December 31, 2001 were 3,925,672 and 3,915,672, respectively.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity stakes that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At September 30, 2002, $2,956,104 or 35% of the Company’s total assets consisted of investments at fair value in thinly traded public securities, of which net unrealized depreciation, after income tax effect, was ($1,728,044); the remaining $4,226,491 of the investments which represents 50% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation, after income tax effect, was ($734,260). See Note 2 to the accompanying consolidated financial statements.

     A summary of the Company’s investment portfolio is as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Investments, at cost	$11,130,495	$10,018,958
Unrealized depreciation, before income tax benefit	(3,947,900)	(30,186)

Investments, at fair value	$7,182,595	$9,988,772

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

Three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     Income from operations. Income from operations increased 15% to $688,828 for the three months ended September 30, 2002 from $599,986 for the three months ended September 30, 2001. For the three months ended September 30, 2002, approximately 81% of our income from operations (revenue) was received in the form of unregistered shares of common stock, which was received for the sale of technology rights and for providing consulting services. The increase in income from operations resulted from the completion of two technology transfers in the three months ended September 30, 2002 compared to one technology transfer in the three months ended September 30, 2001. During the three months ended September 30, 2002, we completed sales of technology rights valued at $465,150, compared to sales valued at $336,000 for the three months ended September 30, 2001. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. During the three months ended September 30, 2002, we completed transactions with Circle Group Internet, Inc., in which we received 2,800,000 shares of unregistered common stock of Circle Group Internet, Inc. that were valued at the time of sale at $.12 per share; and with Full Circle Registry, Inc., in which we received 157,500 shares of unregistered common stock of Full Circle Registry, Inc. valued at the time of sale at $.82 per share.

     Expenses. Total operating expenses for the three months ended September 30, 2002 were $646, 312 consisting of salaries and wages of $180,261, professional fees of $116,090, sales and marketing expenses of $173,137, and general and administrative expenses of $176,814. These expenses compared to the $421,809 reported for the three months ended September 30, 2001, consisting of salaries and wages of $116,837, professional fees of $60,797, sales and marketing expenses of $88,261, and general and administrative expenses of $155,914. The 53% increase in total operating expenses was due to the increased number of employees including the PAX employees, the operating costs of PAX, the cost of recruiting new employees, increased costs of insurance and professional fees, costs related to financing efforts and our ongoing effort to develop the UTEK U2B(®) brand. The 96% increase in sales and marketing expenses was due to an increased marketing effort including travel and trade shows, the addition of a full time chief technology transfer officer and the additional costs of a second technology transfer. The 54% increase in salaries and wages reflects increased salary costs and the addition of the PAX employees. The 91% increase in professional fees is largely due to the costs associated with increased audit and accounting fees and additional valuation fees due to an increased number of investments. The 14% increase in general and administrative costs is largely due to the addition of PAX administrative expenses.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $34,444 for the three months ended September 30, 2002 and related to the sale of 165,600 shares of Centrex, Inc. common stock for $69,042 in cash, the sale of 163,534 shares of Torvec, Inc. common stock for $254,435 in cash and the sale of 155,442 shares of Sense Holdings, Inc. common stock for $45,057 during the reporting period. Net realized losses on investments amounted to $81,778 for the three months ended September 30, 2001 and related to the sale of 777,324 shares of its Lexon, Inc. common stock for $117,354 in cash during the reporting period. In addition, the Company sold commercial paper that it purchased in September for $199,728 at a gain of $278.

     The net unrealized depreciation of investments increased by $740,546 for the three months ended September 30, 2002, compared to an increase in unrealized depreciation after income taxes of $1,488,871 for the three months ended September 30, 2001. The net unrealized depreciation after income taxes consisted of a net decline in the fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended September 30, 2002. The net decline in fair value of our portfolio was a result of reduced valuations on privately owned companies due to lack of funding, as well as the overall decline in value of the stock markets in the United States. There were declines in value related to all of our investments with the exception of our investments in Clean Water Technologies, Inc., Rosbon LLC, Advanced Recycling Sciences, Inc. and Voice and Wireless Corporation which had increases in value for the quarter ended September 30, 2002.

     On a quarterly basis, net realized and unrealized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized and unrealized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was 38% and 37%, respectively, for the three months ended September 30, 2002 and September 30, 2001.

     Subsequent to June 30, 2002, three companies that the Company has investments in—Lexon, Inc., Image Analysis, Inc., and Centrex, Inc.—received notices of termination of certain licenses that these companies hold. The notices are based upon the allegations of the licensor that these companies are in material default of certain terms and provisions of their license agreements. The licensor gave these companies until September 14, 2002 to cure the alleged default. These companies are controlled by the same group of shareholders. The Company is not a party to these license disputes; however, these companies did acquire the disputed licenses in transactions with the Company.

     During the quarter ended September 30, 2002, three companies that the Company has investments in—Lexon, Inc., Image Analysis, Inc., and Centrex, Inc.—received notices of termination of certain licenses that these companies hold. The notices are based upon the allegations of the licensor that these companies are in material default of certain terms and provisions of their license agreements. The licensor gave these companies until September 14, 2002 to cure the alleged default. The same group of shareholders controls these companies. The Company is not a party to these license disputes; however, these companies did acquire the disputed licenses in transactions with the Company.

     The licensor has indicated that the licenses of Lexon, Inc. and Centrex, Inc. have been terminated. To the best of the Company's knowledge, the licensor and Image Analysis, Inc. are continuing to negotiate with respect to the termination of the license. The Company, following the recommendation of its independent valuation expert, has determined the fair value of these three companies to be as follows:

•	- Lexon, Inc.- the terminated license was critical to the overall valuation and business purpose of Lexon, Inc. The Company determined the fair value of this investment to be zero at September 30, 2002. The Company had previously determined the fair value of this investment to be $13,452 as of June 30, 2002.

•	- Centrex, Inc.- The terminated license was not critical to the overall valuation and business purpose of Centrex, Inc. The Company has determined the fair value of this investment to be $453,888 as of September 30, 2002. The Company had previously determined the fair value of this investment to be $617,760 as of June 30, 2002.

•	- Image Analysis, Inc.- The license in dispute is critical to the overall valuation and business purpose of Image Analysis, Inc. The licensor is alleging that Image Analysis, Inc. has failed to use its best efforts to develop, manufacture, market and sell products incorporating the licensed technology. To the best of the Company's knowledge, Image Analysis, Inc. and the licensor are continuing to negotiate for the retention of the license by Image Analysis, Inc. However, there can be no assurances as to the outcome or completion of the negotiation. The Company has determined the fair value of this investment to be $1,303,971 as of September 30, 2002. The Company had previously determined the fair value of this investment to be $2,607,942 as of June 30, 2002.

     The Company continues to have a significant investment in Image Analysis, Inc. and the underlying license has a material effect on the valuation of Image Analysis, Inc. The failure of Image Analysis, Inc. to successfully negotiate or cure the alleged breach would have a material adverse effect on the valuation of Image Analysis, Inc. There can be no assurance that Image Analysis, Inc. will be able to cure the alleged breach or negotiate a satisfactory resolution. A failure to cure the alleged breach by Image Analysis, Inc. or reach a satisfactory resolution would have a material negative impact on the Company's financial condition and results of operations.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

     Income from operations. Income from operations decreased 23% to $2,916,042 for the nine months ended September 30, 2002 from $3,763,145 for the nine months ended September 30, 2001. For the nine months ending September 30, 2002, approximately 87% of our income from operations (revenue) was received in the form of stock, which was received for the sale of technology rights and for providing consulting services. The decrease in income from operations resulted from completing six sales of technology rights with substantially less value attributed to such transactions, which was offset by an increase in consulting income from services rendered in connection with eight strategic alliances (six of which began in the nine months ended September 30, 2002) valued at $445,373, as well as consulting income from the wholly owned subsidiary PAX Technology Transfer, Ltd. (“PAX”) of $343,635. PAX was not acquired until September 28, 2001, therefore no income was included from their operation in the nine months ended September 30,2001. As described below, in the nine months ended September 30, 2002 we completed six sales of technology rights valued at $2,088,254 compared to four sales of technology rights valued at $3,419,653 for the nine months ended September 30, 2001. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. During the nine months ended September 30, 2002, we completed transactions with Prime Pharmaceutical Corporation, in which we received 683,550 shares of unregistered common stock of Prime Pharmaceutical Corporation that were valued at the time of sale at $.435 per share; with Image Analysis, Inc., in which we received 465,000 shares of unregistered common stock of Image Analysis, Inc. valued at the time of sale at $2.43; with Voice and Wireless Corporation, in which we received 318,750 unregistered shares of Voice and Wireless Corporation valued at the time of sale at $.094; with Full Circle Registry, Inc., in which we received 68,250 of unregistered common stock of Full Circle Registry, Inc. valued at the time of sale at $2.43; with BitzMart, Inc., in which we received 450,000 shares of common stock valued at the time of sale at $2.31 per share; with Sense Holdings, Inc., in which we received 1,850,000 shares valued at the time of sale at $.26 per share; with Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.), in which we received 1,446,153 shares of common stock valued at the time of sale at $1.00 per share; with Circle Group Internet, Inc., in which we received 2,800,000 shares of unregistered common stock of Circle Group Internet, Inc. that were valued at the time of sale at $.12 per share; with Full Circle Registry, Inc., in which we received 157,500 shares of unregistered common stock of Full Circle Registry, Inc. valued at the time of sale at $.82.

     Expenses. Total operating expenses for the nine months ended September 30, 2002 were $2,470,708 consisting of salaries and wages of $599,238, professional fees of $427,851, sales and marketing expenses of $613,280, and general and administrative expenses of $830,339. These expenses compared to the $1,904,245 reported for the nine months ended September 30, 2001, consisting of salaries and wages of $338,408, professional fees of $295,398, sales and marketing expenses of $791,401, and general and administrative expenses of $479,038. The 30% increase in total operating expenses was due to the increased number of employees including the PAX employees, the operating costs of PAX, the cost of recruiting new employees, increased costs of insurance, professional fees, costs to related financing efforts and our ongoing effort to develop the UTEK U2B(®) brand. The 23% decrease in sales and marketing expenses was due to lower costs related to the sales of technology rights. The 77% increase in salaries and wages reflects increased salary costs and the addition of PAX salaries. The 45% increase in professional fees is largely due to the costs associated with increased audit fees and additional valuation fees due to an increasing list of investments. The 73% increase in general and administrative costs is largely due to the addition of PAX administrative costs, as well as costs of recruiting new employees, an increase in insurance, printing costs, new stock exchange fees and the costs related to financing efforts.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $136,963 for the nine months ended September 30, 2002 and related to the sale 165,600 shares of Centrex, Inc. common stock for $69,042 in cash, the sale of 437,888 shares of Torvec, Inc. common stock for $659,318 in cash and the sale of 155,442 shares of Sense Holdings, Inc. for $45,057 in cash and 58,100 shares of Advanced Recycling Sciences, Inc. common stock for $29,256 in cash during the reporting period. Net realized losses on investments amounted to $83,098 for the nine months ended September 30, 2001 and substantially related to the sale of 924,973 share of Lexon, Inc. common stock for $162,480 in cash during the reporting period. In addition the Company sold commercial paper that it purchased in September 2001 for $199,728 at a gain of $278.

     The net unrealized depreciation of investments increased by $2,443,477 for the nine months ended September 30, 2002, versus an increase in unrealized depreciation after taxes of $1,168,675 for the nine months ended September 30, 2001. The net unrealized depreciation after taxes consisted of increases and declines in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the nine months ended September 30, 2002. There were declines in value related to all of our investments with the exception of our investments in Torvec, Inc. had which had an increase in value for the nine months ended September 30, 2002.

     Net realized and unrealized gains can vary substantially on a quarterly basis, due to a variety of factors,. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

     Our effective tax rate was a provision of approximately 39% and 38%, respectively for the nine months ended September 30, 2002 and September 30, 2001.

Liquidity and Capital Resources

     Net assets decreased 22% to $7,718,636 at September 30, 2002 from $9,909,440 at December 31, 2001, attributable to income from operations and the acquisition of Techex Acquisition Corporation (“TechEx”) offset by the unrealized depreciation of non-controlled affiliate investments. TechEx held the TechEx.com website and other intangible assets. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering.

     Our primary source of liquidity through September 30, 2002 was from the sales of investments in non-controlled affiliates. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. During the nine months ended September 30, 2002, we generated $802,674 in proceeds from sales of investments. During 2001, we completed a private placement transaction resulting in proceeds of $375,617 and generated $395,342 in proceeds from sales of investments.

     On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. Advances under the line of credit would bear interest at the financial institution’s prime rate less .25%. The line of credit was due on demand and was secured by a pledge of a portion of our investments in non-controlled affiliates. At December 31, 2001, we had no borrowings outstanding under the line of credit. The Company elected to not renew the revolving line of credit. The Company has decided to seek to monetize its investments in its portfolio companies in an effort to increase liquidity and provide capital for new investments.

     On September 30, 2002 and December 31, 2001, we had $497,252 and $1,432,473, respectively, in cash and cash equivalents. While management believes that we have sufficient resources to meet our funding requirements for the remainder of the year, we will need to complete additional financing initiatives in 2002 or early 2003 to generate the liquidity necessary to continue our operations at the current level in 2003. Due to current economic conditions, we may not be able to secure additional financing on terms we deem acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our existing stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling our investments, there can be no assurance that we will be able to negotiate a favorable price for those investments or that the loss of those investments will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to limit our marketing and research and development activities or other operations, or otherwise modify our business strategy.

In October 2002, the Company entered into a one-year agreement with Westminster Securities Corporation (“Westminster”) to assist the Company in the sale of all or substantially all of its investment securities and in obtaining financing through the sale of shares of its common stock. Westminster will also provide the Company with other strategic advice regarding business strategy, capital structure, investor relations and general corporate finance. Finally, the Company has granted, under certain circumstances, Westminster the right to act as the Company’s agent in connection with certain business combination transactions and future equity financing transactions.

Under the terms of the agreement, the Company will pay Westminster an initial retainer fee of $12,000, plus a fee of $6,000 per month during the term of the agreement. In addition, Westminster will receive a fee equal to 10% of the gross proceeds from sales that it has made of the Company’s investment securities. Also, in the event that the Company elects to proceed with the sale of shares of its common stock, Westminster shall be entitled to receive a flat fee of $30,000, plus a fee of up to 13% of the gross proceeds derived from such sale.

The Company may terminate the agreement if Westminster does not generate net proceeds of at least $1.5 million through the sale of the Company’s investment securities by January 15, 2003 on terms reasonably acceptable to the Company.

Impact of Recent Accounting Standards

     In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, or more frequently if impairment indicators arise. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired in a business combination after September 30, 2001. As a result, the goodwill recorded in connection with the Company’s September 2001 acquisition of PAX Technology Transfer Ltd. will not be amortized. Effective January 1, 2002, the Company fully adopted the provisions of SFAS 142.

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

     As of September 30, 2002, we have completed only twenty-one transactions, including twenty mergers and one stock sale, wherein we sold portfolio companies to other companies and seven of these sales have been made to companies that are controlled by the same investor group. As of September 30, 2002, the same investor group had control of Lexon, Inc., Image Analysis, Inc., Centrex, Inc. and Nubar, Inc. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sale of our portfolio companies in the future.

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

     When we sell a portfolio company, we receive common stock from the acquiring company based upon the mutually agreed upon values of the portfolio company, its licensed technology and the acquiring company. We then intend to sell the securities that we acquire in exchange for our portfolio companies at some time in the future. Therefore, our ability to profit from an investment in a portfolio company is ultimately dependent upon the price we receive for the shares of the acquiring company. In most cases, the companies that acquire our portfolio companies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the companies that acquire our portfolio companies and we do not intend to provide them with managerial assistance. These operating companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may face additional risks of product and technological obsolescence and government regulation over which we will have little or no control. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments related or unrelated to the technologies they acquire. We cannot assure you that any of the companies that acquire our portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio company.

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

     As of September 30, 2002, all of the securities we have received in exchange for our portfolio companies and in connection with strategic alliances are “restricted securities,” as such term is defined under Rule 144 of the Securities Act of 1933. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933 or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive upon resale, the recorded value of our portfolio company securities.

We may not be able to merge our portfolio companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our portfolio companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

     At September 30, 2002, we have completed twenty-one sales of portfolio companies. Of these sales, fourteen have been to companies that are currently public, and the remaining transactions have been with non-public companies. We are substantially dependent upon the ability of non-public acquirers of our portfolio companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an acquirer’s shares, we may be deemed to be an affiliate of the acquirer which would limit our ability to dispose of securities we receive for our portfolio companies. Further, our ability to sell the securities we receive for our portfolio companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized there from. The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     At September 30, 2002 and December 31, 2001 respectively, equity securities amounting to $7,182,595 or 93.1% of net assets and $9,988,772 or 100.8% of net assets, have been valued at fair value as determined by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of September 30, 2002, we have granted options to purchase 685,020 shares of our common stock to certain officers and employees. We have also reserved an additional 64,980 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter of our initial public offering, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

     The members of our management have been engaged in the operation of our business for a short period of time and so have limited experience. Some of our directors and executive officers only have experience in science and research. Furthermore, we commenced operations as a business development company in September 2000 and so our directors and executive officers have only had experience operating a business development company. In addition, our management has had limited experience in the areas of corporate finance and corporate mergers.

One of our current stockholders has significant influence over our management and affairs.

     Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 50% of our common stock as of September 30, 2002. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

We are dependent upon the availability of additional financings.

     On September 30, 2002 and December 31, 2001, we had $497,252 and $1,432,473, respectively, in cash and cash equivalents. While management believes that we have sufficient resources to meet our funding requirements for the remainder of the year, we will need to complete additional financing initiatives in 2002 or early 2003 to generate the liquidity necessary to continue our operations at the current level in 2003. Due to current economic conditions, we may not be able to secure additional financing on terms we deem acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling our investments, there can be no assurance that we will be able to negotiate a favorable price for those investments or that the loss of those investments will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to limit our marketing and research and development activities or other operations, or otherwise modify our business strategy.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

     The Registrant’s Chief Executive Officer and Chief Financial Officer have evaluated the Registrant’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934) within the 90 days prior to the date of filing of this Quarterly Report on Form 10-Q. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934.

Internal controls

     Since the date of evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of our business, as of September 30, 2002, the Company was not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

     On September 1, 2002, the Company’s President, Uwe Reischl, Ph.D., M.D. resigned to pursue other interests.

Item 6. Exhibits and Reports on Form 8-K

(a)  List of exhibits.

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)(1)	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.
3.(ii)(2)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.
3.(iii)(3)	By-Laws of UTEK Corporation.
3.(iv)(4)	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.
4.1(4)	Form of Representative's Warrant.
4.2(5)	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.
4.3(6)	Specimen Common Stock Certificate.
99.1	Certification Of Clifford M. Gross Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Of Michael O. Sullivan Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(5)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(6)	Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on September 10, 2002 regarding the disposition of Fiber Gel Technologies, Inc.

The Company filed a Current Report on Form 8-K/A on October 9, 2002 regarding the acquisition of Techex Acquisition Corporation.

The Company filed a Current Report on Form 8-K on October 9, 2002 regarding the disposition of Spoken Data Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION

(Registrant)

Date: November 13, 2002	/s/ Clifford M. Gross

Clifford M. Gross
Chairman and Chief Executive Officer

Date: November 13, 2002	/s/ Michael O. Sullivan

Michael O. Sullivan
Chief Financial Officer

Certification Of Chief Executive Officer

     I, Clifford M. Gross, Chief Executive Officer of UTEK Corporation, certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of UTEK Corporation;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6) The registrant’s other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Clifford M. Gross

Clifford M. Gross
Chief Executive Officer

Certification Of Chief Financial Officer

     I, Michael O. Sullivan, Chief Financial Officer of UTEK Corporation, certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of UTEK Corporation;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6) The registrant’s other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Michael O. Sullivan

Michael O. Sullivan
Chief Financial Officer