Form 10-K
period 2002-12-31
UTEK CORP
filed 2003-03-31
CIK 1098482

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $12,315,162 based upon the last sale price for the registrant’s common stock on that date. As of March 23, 2003 there were 3,925,672 shares of the registrant’s common stock outstanding.

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

      The Company commenced operations in 1997 as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. In September 2001, the Company acquired 100% of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. Prior to the acquisition, PAX had provided transfer technology services for more than twenty years. Prior to and since our election to operate as a BDC, we have been primarily engaged in the business of technology transfer.

      In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website, founded at Yale University, is used by many technology transfer and research professionals to exchange licensing opportunities and innovations available for partnering.

      We may seek to make additional acquisitions of technology transfer, licensing or financial services companies in the future. In considering whether to purchase a company, we evaluate a number of factors including purchase price, strength of ties and relationships with clients, universities and research centers, the extent of intellectual property rights to significant technologies, and amount of equity ownership in portfolio companies which possess significant opportunity for growth, when appropriate.

      Our Internet address is www.utekcorp.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Strategies

      Our primary investment objective is to increase our net assets by exchanging stock in our subsidiary companies for cash and other assets that we will then use to acquire additional technologies. We seek to achieve our investment objective by creating subsidiaries to identify; license and market new technologies invented primarily by employees of universities and federal research laboratories. We intend to merge our subsidiary companies principally into privately owned and publicly traded companies (subsequently referred to as “portfolio companies” or our “investments”) in tax-free stock for stock exchanges. It is our plan that shares of those privately-owned and publicly traded companies received in those exchanges will, in the course of our business, be sold for cash or other assets to permit us to invest in additional subsidiary companies and to fund our operations. We intend to merge our subsidiary companies into publicly traded portfolio companies whenever possible. As of December 31, 2002, we have completed twenty-one such transactions, including twenty mergers and one stock sale.

      Since our election to operate as a BDC, we have concentrated our efforts on making equity investments in portfolio companies through the manner described above. Our initial investment in our subsidiary consists of funding to be used to identify, research and market new technologies and for the acquisition of licenses to those new technologies and, when appropriate, the support of sponsored research programs to further the development of licensed technology. We also provide these subsidiary companies with significant managerial assistance. After we have made an investment, we help our subsidiary companies by researching, identifying and developing new technologies and markets. We also assist them in acquiring the licenses to new technologies developed at universities and federal research laboratories. Our management provides subsidiary companies with significant assistance in locating and acquiring these technologies and markets for them. We then find portfolio companies for our subsidiary companies that will acquire the subsidiary company from us in exchange for cash, equity or other assets. We also offer provide these portfolio companies with significant managerial assistance with respect to the technology the have acquired.

      Our investments are concentrated in small or development stage companies that license and develop new technologies for commercial applications. Moreover, our investments in portfolio companies may be concentrated in one or more industries. In this event, we will not obtain any advantages that may result from diversifying our portfolio company investments among more industries. Generally, we intend to make initial investments in our portfolio companies in amounts sufficient to permit them to conduct initial research, acquire technology licenses and, in some cases, to fund additional development of new technologies and markets. Since all of our portfolio companies are early stage companies, our portfolio company investments do not benefit from any diversification of risk that may result from spreading investments among companies at various stages of development. Furthermore, a portfolio company may spend all of the money that we have invested without finding, acquiring or locating a new technology or suitable market for a new technology, in which case we would likely lose our entire investment in the portfolio company.

      We intend to take advantage of our experience in the field of technology transfer to maximize the return on our investments in portfolio companies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for commercial development and use. Our management and certain members of our Board of Directors have experience in technology transfer. Our investments in our portfolio companies are structured, through our U2B® investment model, to allow us to take advantage of our management’s expertise. In addition, we intend to capitalize on relationships that members of our management and Board of Directors have developed with universities and government research laboratories.

      To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

      We normally receive unregistered shares of common stock from our clients as payment for the sale of our portfolio companies and as compensation for the services we render under our strategic alliance consulting engagements. Whenever possible, we will seek to receive cash payments for sales of our portfolio companies and as compensation for our services, as well.

      We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by a vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of our shares. We do not have a registered investment adviser and our management, under the supervision of our Board of Directors, makes our investment and management decisions. Our investment objectives, policies and investment diversification status may change at any time and from time to time without stockholder approval.

      We anticipate that a substantial portion of our investment opportunities will be presented to us as a result of management’s contacts with universities, research laboratories and in private industry.

Our Investment Model

      Our investments generally follow a specific series of steps, which our management believes provide the greatest opportunity for long-term appreciation of our assets. As our investments are designed to bring and develop technologies from their inception at universities to the private sector, we refer to our investment model as “U2B”®. Using our U2B® investment model, we create and capitalize subsidiary companies to acquire new technologies and eventually exchange the securities of our subsidiaries for securities in companies that acquire them. The following is a list of the steps that we generally take when we make an investment in a portfolio company using our investment model:

1. Evaluate potential technology growth fields.

2. Form and capitalize a subsidiary company to acquire new technologies.

3. Assist the subsidiary company in the identification and evaluation of new technologies and markets that offer significant opportunity for growth.

4. When appropriate, advise and assist the subsidiary company in negotiating a sponsored research agreement to further develop the technology.

5. Identify and contact potential portfolio companies to merge with the subsidiary company.

6. Advise and assist the subsidiary company in completing the technology transfer with the research institution and acquiring the license to the technology.

7. Complete the sale of 100% of the subsidiary company to the portfolio company and receive compensation for the sale of the stock we hold in the portfolio company.

8. Sell any securities received from the portfolio company as payment for the subsidiary company and use the proceeds to make additional investments or to fund our operations.

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

      Prior to the Company committing funds to an investment opportunity, we will assist the subsidiary and portfolio company by conducting research regarding the prospects and risks of the potential investment. Our Scientific Advisory Council (discussed below) and management’s experience is helpful in evaluating:

•	new technologies,

•	products,

•	markets,

•	industry trends,

•	financial requirements,

•	competition, and

•	the operating record and quality of the entrepreneurial group associated with a prospective investment.

      Although our management has scientific and professional experience, they may have limited or no experience in the specific areas of business in which our portfolio companies operate.

Strategic Alliances With Client Companies

      To establish on-going consulting engagements with its clients, we have developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

      This process usually includes performing the following activities:

•	Constructing a technology acquisition or disposition profile that is approved by the client.

•	When appropriate, acquiring and reviewing new technology acquisition opportunities from leading university and federal laboratory research centers that potentially meet this profile.

•	When a client has expressed an interest in learning more about a specific technology acquisition opportunity, UTEK will acquire additional information about the technology and share it with the client.

•	At our client’s request, UTEK will negotiate licenses to acquire technologies.

•	On a case-by-case basis, when both UTEK and our client agree to move forward to acquire a specific technology, UTEK will propose an equity-financing plan for the technology acquisition. Alternatively, our clients may acquire UTEK introduced technology directly from the research institutions.

      In addition, we intend to enter into strategic alliance agreements with universities and private research organizations for the purpose of marketing various technologies developed by these entities.

Investments in Portfolio Companies

      Our initial investments will be made in transactions that will normally be negotiated directly by our management, with the portfolio company or an affiliate of the portfolio company. In all prior and most future instances, we have executed or will execute our investments in portfolio companies through the creation and capitalization of a subsidiary to acquire a new technology, which subsidiary will then be merged with a portfolio company. In connection with such transaction, we receive shares of common stock in the portfolio company for the securities of our subsidiary company. In addition to holding a license to a new technology, our subsidiary company may also hold cash and other assets. Our management will seek to structure the terms of the investment so as to provide for the capital needs and success of the portfolio company and at the same time to maximize our opportunity for long-term capital appreciation.

      We intend to limit our total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to ten percent of our net assets at the time of investment. To date, our initial investments in portfolio companies have been significantly less than $500,000. By limiting the size of our total investment in any one portfolio company, we hope to reduce and diversify our risks. In exchange for our investment, we will receive shares of common stock in the portfolio company. To date, all of our portfolio company securities have been common stock and warrants to purchase common stock, and we anticipate that we will continue to acquire common stock in portfolio companies. Use of the funds that we provide to portfolio companies will be restricted to obtaining licenses to new technologies and developing and marketing those technologies.

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

Agreement with Dartmouth College

      In December 2000, we entered into an agreement with Dartmouth College to review its selected intellectual properties and/or new invention disclosures to gauge their potential for successful commercialization. Under the agreement, Dartmouth College may grant us a 12-month exclusive, royalty-free license option agreement for these technologies.

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

      In addition, in April 2001, we entered into a license agreement with the University of Miami for a new technology for masking an Auxiliary Channel in the phase of Spectrum of Stereo Audio. We merged our portfolio company Watermark Technologies, Inc., which held this license, with Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) in April 2001. For a detailed discussion of this transaction, see “Business — Identifying Acquisition Candidates”.

Agreement with University of South Alabama

      In May 2000, we entered into a license agreement with the University of South Alabama to acquire a process for converting crumb rubber into commodity chemicals. We sold our Advanced Recycling Sciences portfolio company, which held this license, to the Quantum Group, Inc in May 2000. Subsequently, the Quantum Group changed its name to Advanced Recycling Sciences, Inc.

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

Agreement with University of Loughborough

      In February 2002, we entered into an agreement with the University of Loughborough to review certain technologies developed at the University of Loughborough to gauge their potential for successful commercialization. Under the agreement, the University of Loughborough may grant us a 90-day exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 90-days.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

Agreement with Oklahoma State University

      In April 2002, we entered into an agreement with the Oklahoma State University to review certain technologies developed at the Oklahoma State University to gauge their potential for successful commercialization. Under the agreement, the Oklahoma State University may grant us a limited time period term exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, during the limited time period.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

Agreement with Florida Atlantic University

      In April 2002, we entered into an agreement with the Florida Atlantic University to review certain technologies developed at the Florida Atlantic University to gauge their potential for successful commercialization. Under the agreement, the Florida Atlantic University may grant us a 9-month exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 9-months.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

Agreement with Nauka Scientific and Industrial Concern

      In May 2002, we entered into an agreement with the Nauka Scientific and Alliance Concern to review certain technologies developed at the Nauka Scientific and Alliance Concern to gauge their potential for successful commercialization. Under the agreement, the Nauka Scientific and Alliance Concern may grant us a 180-day exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 180-days.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

Agreement with University of Rochester

      In July 2002, we entered into an agreement with the University of Rochester to review certain technologies developed at the University of Rochester to gauge their potential for successful commercialization. Under the agreement, the University of Rochester may grant us a 90-day exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 90-days.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

Agreement with University of York

      In August 2002, we entered into an agreement with the University of York to review certain technologies developed at the University of York to gauge their potential for successful commercialization. Under the agreement, the University of York may grant us a 90-day exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 90-days.

      The term of the agreement is five years, but may be terminated by either party on 60 days written notice.

Agreement with The Interactive Institute

      In October 2002, we entered into an agreement with The Interactive Institute to review certain technologies developed at The Interactive Institute to gauge their potential for successful commercialization. Under the agreement, The Interactive Institute may grant us a 90-day exclusive, royalty-free license option agreement for these technologies. We may then license these technologies, provided mutually agreeable terms are reached, for a period of 90-days.

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

      When we assist a portfolio company to evaluate a new technology, we review the technology to make sure that it meets four criteria:

•	the technology should represent a significant advance over existing technologies;

•	there should be an existing global market for the technology once it is commercialized;

•	the technology should be socially responsible (i.e., not intended for destructive or harmful purposes); and

•	there should be a customer readily available for the technology.

      If, in our management’s view, a technology meets these criteria, then we will assist the portfolio company in commencing negotiations with the technology developer to arrange for a license. Normally, we seek to acquire on behalf of our portfolio companies a worldwide exclusive license for the field of use. These licenses usually have an upfront fee, royalty provision, and minimum annual royalties. Pursuant to the terms of our license agreements, all rights to royalties remain with the university or research institute that grants the license. The term for most agreements is for the life of the intellectual property underlying the license. Our management will review license agreements and advise portfolio companies as to license terms and requirements. In addition, when we require assistance in evaluating a technology, our management will have the technology reviewed by members of our Scientific Advisory Council or other individuals we may deem appropriate.

Scientific Advisory Council

      Dr. Stuart Brooks, serving on our board of directors, serves as the Board Liaison to the Scientific Advisory Council. During 2002 our Scientific Advisory Council consisted of the following members:

Name	Title	Expertise

Albert J. Anthony, D.M.D.	Retired	Dentistry and dental equipment.

Jeffrey Bleil, Ph.D.	Director of Research, Zygam, Inc.	Cell and developmental biology.

Alain M. Boudet, Ph.D.	Professor, University of Paul Sabatier	Cell and molecular plant biology.

Russell Brantman, Ph.D.	Engineering Technology Consultant	Mechanical engineering/ Systems Engineering/Vehicle safety systems/Crash simulations.

Marcel J. Crochet, Ph.D.	Recteur, Université Catholique de Louvain Louvain-la-Nueve, Belgium	Fluid mechanics.

Tzann T. Fang, M.D.	Physician, Bakersfield	Hematology/Medical oncology.

S. Anders Flodström, Ph.D.	President, Kungl Tekniska Högskolan Royal Institute of Technology, Stockholm, Sweden	Solid state and semiconductor physics.

Jui-Sung Hung, M.D., F.A.C.C.	Professor, China Medical College Hospital	Cardiology

Walter Kohn, Ph.D.	Professor, University of California at Santa Barbara	Chemistry

Gerald Krueger, Ph.D., CPE	Principal Scientist/Ergonomist, Col. U.S. Army (retired)	Human performance enhancement/Human systems design.

Yun-Fan Liaw, M.D.	Professor of Medicine, Chang Gung Medical College	Gastroenterology/hepatology.

Sharrell L. Mikesell Ph.D.	Executive Director, Ohio Polymer Strategy Council	Polymer Sciences

O. Norman Nesheim, Ph.D.	Professor, University of Florida	Pesticide regulation and safety management/Food and water safety with pesticide use.

Charles Proctor, Ph.D., P.E.	Proctor Engineering Research & Consulting	Orthopedic implants and devices.

Peter Reischl, Ph.D.	Professor, San Jose State University	Electrical engineering/ High
frequency energy conversion.

Brian B. Schwartz, Ph.D.	Professor, Graduate School of the City University of New York	Physics and material science.

Eugene Starr, Ph.D.	Independent Consultant	Engineering physics

Michael Zaworotko, Ph.D.	Professor, University of South Florida	Nanotechnology/Crystal engineering/X-ray crystallography.

Subsidiary Companies

      As of December 31, 2002, each of our investments in our subsidiary companies represents less than 5% of our total assets. We have controlling interests in each of our subsidiary companies and members of our management also serve as officers and directors of each subsidiary. The principal place of business of each subsidiary company is located at our executive offices at 202 South Wheeler Street, Plant City, Florida. In addition to our investment, we provide our subsidiary companies with managerial assistance in completing technology transfers. We have not made loans to any of our subsidiaries. We have executed or will likely execute our investments in portfolio companies through the creation and capitalization of a subsidiary company to acquire a new technology, which subsidiary company will then be merged with a portfolio company. In connection with such transaction, we receive shares of common stock in the portfolio company for the securities of our subsidiary company. In addition to holding a license to a new technology, our subsidiary company may also hold cash and other assets.

      The following is a list of our subsidiary companies as of December 31, 2002, with a brief description of their business:

Ocular Technologies, Inc. (formerly Advanced Desalination Technologies, Inc.) is a company that is seeking to acquire medical diagnostic technologies. We own 100% of the common stock of Ocular Technologies, Inc. We have invested $300 in Ocular Technologies, Inc. as of December 31, 2002. Sam Reiber, our vice president and general counsel, is the sole director and president of Ocular Technologies, Inc.

UTEK Real Estate Holdings, Inc. (formerly Doppler Tomography International, Inc.) is a company that is to hold future real estate assets for the Company. The Company, through UTEK Real Estate Holdings, Inc., may purchase an office facility for its principal executive office and/or for investment. We own 100% of the common stock of UTEK Real Estate Holdings, Inc. We have invested $900 in UTEK Real Estate Holdings, Inc. as of December 31, 2002. Sam Reiber, our vice president and general counsel, is the sole director and president of UTEK Real Estate Holdings, Inc.

Advanced Sensor Technologies, Inc. (formerly Composite Springs Technologies, Inc.) is a company that is currently seeking to acquire licenses to new nano science technologies. We own 100% of the common stock of Advanced Sensor Technologies, Inc. We have invested $1,002 in Advanced Sensor Technologies, Inc. as of December 31, 2002. Sam Reiber, our vice president and general counsel, is the sole director and president of Advanced Sensor Technologies, Inc.

Identifying Acquisition Candidates

      In order to realize a return on our investments in our subsidiary companies, we must sell our subsidiary companies or the technology and development rights they hold. Based on current federal tax law and industry conditions, it is our policy to sell our subsidiary companies to companies in merger transactions where we receive shares in the acquiring company in a federal tax-free exchange for all of our shares in our subsidiary company. In this manner, all rights to technologies held by our subsidiary company transfer to the acquirer, and the acquirer assumes all obligations under the license agreement and sponsored research agreement if present. Our merger transactions to date have been with thinly traded public companies and private companies whose common stock is not publicly traded. As a result of merger transactions, the Company holds shares in thinly traded public companies, including Lexon, Inc., Advanced Recycling Sciences, Inc., Clean Water Technologies, Inc., Sense Holdings, Inc., Stealth MediaLabs, Inc., Palladium Communications, Inc., Group Management Corporation, Circle Group Holdings, Inc., Voice and Wireless Corporation, FullCircle Registry, Inc., Innovative Medical Services, Inc. and Centrex Inc. As of December 31, 2002, all of the securities that we have received in exchange for our subsidiary companies are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold will be limited. Our management and staff have primary responsibility for locating suitable merger partners.

      Technology transfer transactions that we have completed from inception to December 31, 2002, include the following:

     Gentest, Inc./Lexon, Inc.

      In May 1998, Gentest, Inc. our subsidiary company, merged with Lexon, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 1,000,000 unregistered shares of Lexon common stock and Lexon acquired ownership of Gentest, Inc., which had acquired the exclusive license to develop, manufacture and market a blood test that will potentially allow for the early screening of colon cancer and certain types of ovarian and testicular cancers. Lexon is developing this blood test for general laboratory use. The prototype blood test kit requires additional evaluation and testing and cannot be sold in the United States. The blood test kit requires FDA approval before it can be sold in the United States. Lexon is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol LXXN. As of December 31, 2002, we owned 236,000 shares of Lexon common stock, which represents approximately 1.4% of the issued and outstanding common stock of Lexon, Inc.

     Image Analysis Corporation/Image Analysis, Inc.

      In January 1999, Image Analysis Corporation, our subsidiary company, merged with Image Analysis, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 879,300 unregistered shares of common stock of Image Analysis, Inc. As a result of the merger, Image Analysis, Inc. holds the exclusive license, patented in the United States and other countries, to a new technology for producing color magnetic resonance images, or MRI, from existing MRI scanners. Image Analysis, Inc. is currently funding research and development of this new technology. The research is being conducted at Brenau University in Georgia under the direction of Dr. Keith Brown, the inventor of the technology. Image Analysis, Inc. is a privately held company. As a result of two transactions with Image Analysis, Inc., we owned 1,344,300 shares of common stock of Image Analysis, Inc. as of December 31, 2002, which represents approximately 15.6% of the issued and outstanding common stock of Image Analysis, Inc

     E. Coli Measurement Systems, Inc./Centrex, Inc.

      In May 1999, E. Coli Measurement Systems, Inc., our subsidiary company, merged with Centrex, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 900,000 unregistered shares of Centrex, Inc. common stock. As a result of this acquisition Centrex has acquired the exclusive license to a new technology for the detection of E. Coli bacteria in food and water. In July 1999, E. Coli Measurement Systems, Inc. entered into a licensing and sponsored research agreement with the University of California regarding an E. Coli detection technology. The technology was developed at the Los Alamos National Laboratory and may be useful for the rapid detection of E. Coli in food and water. Centrex, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol CNEX. As a result of two transactions with Centrex, Inc., we owned 1,343,400 shares of Centrex common stock at December 31, 2002, which represents approximately 7.7% of the issued and outstanding common stock of Centrex, Inc.

     Advanced Reinforcing Technologies, Inc./Nubar, Inc.

      In May 1999, Advanced Reinforcing Technologies, Inc., our subsidiary company, merged with Nubar, Inc., a development stage Oklahoma corporation (formerly Nucor Enterprises, Inc.). In connection with the merger, we received 900,000 unregistered shares of common stock of Nubar, Inc. Nubar, Inc. is involved with the development of new materials for rebuilding and enhancing the infrastructure of roads and bridges. Pursuant to the merger, Nubar, Inc. acquired the exclusive license for a new carbon fiber composite rebar building technology developed at Cornell University. In addition, Advanced Reinforcing Technologies established a sponsored research program for further development of its technology. Nubar, Inc. is a privately held company. As of December 31, 20021, we owned 900,000 shares of common stock of Nubar, Inc., which represents approximately 12.8% of the issued and outstanding common stock of Nubar, Inc.

     Clean Water Technologies, Inc./Clean Water Technologies, Inc. (formerly NuElectric Corporation.)

      In June 1999, our subsidiary company Clean Water Technologies, Inc., merged with Clean Water Technologies, Inc., a development stage Delaware corporation. Clean Water Technologies, Inc. is in the business of acquiring, developing and marketing new technologies for conserving energy and protecting the environment. In connection with the merger, we received 791,957 unregistered shares of Clean Water Technologies, Inc. common stock. As a result of the merger, Clean Water Technologies, Inc acquired the exclusive license to a new technology for removing arsenic from water. Clean Water Technologies, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol CWTI. As a result of two transactions and net of sales of Clean Water Technologies, Inc. shares, we owned 980,778 shares of Clean Water Technologies, Inc. common stock as of December 31, 2002, which represents approximately 17.2% of the issued and outstanding common stock of Clean Water Technologies, Inc.

     Safe Water Technologies, Inc./Centrex, Inc.

      In September 1999, Safe Water Technologies, Inc., our subsidiary company, merged with Centrex, Inc., a development stage Oklahoma corporation. In connection with the merger, we received 684,000 unregistered shares of Centrex, Inc. common stock. As a result of the merger, Centrex holds an exclusive license to a new technology developed at the University of South Florida for the automated detection of Cryptosporidium and Giardia in water. Centrex, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol CNEX. As a result of two transactions, we owned 1,343,400 shares of Centrex common stock at December 31, 2002, which represents approximately 7.7% of the issued and outstanding common stock of Centrex, Inc.

     Cancer Diagnostics, Inc./Lexon, Inc.

      In January 2000, Lexon, Inc. purchased all of the issued and outstanding stock of Cancer Diagnostics, Inc., one of our subsidiary companies, for $200,000. Under the terms of the stock purchase agreement, we have received $170,000 from Lexon, Inc. However, Lexon, Inc. was not able to pay us the remaining cash balance as required by the stock purchase agreement. We received 236,000 shares of Lexon, Inc. common stock for payment in full of the outstanding balance plus interest in 2001.

     Digital Personnel, Inc./Graphco-DPI Holding Company

      In March 2000, Digital Personnel, Inc., our subsidiary company, merged with Graphco-DPI Holding Company, a wholly-owned subsidiary company of Graphco Technologies, Inc., a development stage New Jersey corporation. In connection with the merger, we received 100,799 unregistered shares of common stock of Graphco Technologies, Inc. Graphco Technologies, Inc. is involved with the development of personal identification technology and software solutions for computer aided maintenance and support. As a result of the merger, Graphco Technologies, Inc. acquired the exclusive worldwide license to technology for new software designed to produce human likenesses that should be able to simulate conversation for e-commerce applications. Graphco Technologies, Inc. is a privately held company. As of December 31, 2002, we owned 100,799 shares of common stock of Graphco Technologies, Inc., which represents approximately 0.6% of the issued and outstanding common stock of Graphco Technologies, Inc.

     Advanced Recycling Sciences, Inc./Advanced Recycling Sciences, Inc.(formerly The Quantum Group, Inc.)

      In June 2000, Advanced Recycling Sciences, Inc., our subsidiary company, merged with Advanced Recycling Sciences, Inc., a Nevada corporation. In connection with the merger, we received 931,000 unregistered shares of common stock of Advanced Recycling Sciences, Inc. Advanced Recycling Sciences, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol ARYC. Advanced Recycling Sciences, Inc. provides technology for recycling vehicular tires. As a result of the merger, Advanced Recycling Sciences, Inc. acquired the worldwide license to a technology for a method of reclamation of scrap-vulcanized rubber using supercritical fluids. As a result of two transactions and net of sales of Advanced Recycling Sciences, Inc. shares, we owned 2,103,053 shares of common stock of Advanced Recycling Sciences, Inc. as of December 31, 2002, which represents approximately 9.4% of the total issued and outstanding common stock of Advanced Recycling Sciences, Inc.

     Zorax, Inc./Clean Water Technologies, Inc. (formerly NuElectric Corporation.)

      In September 2000, our subsidiary company Zorax, Inc. merged with Clean Water Technologies, Inc., a Delaware corporation. Clean Water Technologies, Inc. is in the business of acquiring, developing and marketing new technologies for conserving energy and protecting the environment. In connection with the merger, we received 546,000 unregistered shares of Clean Water Technologies, Inc. common stock. As a result of the merger, Clean Water Technologies, Inc. acquired an exclusive license to a technology for the separation of cystic parasitic forms from water. Clean Water Technologies, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol CWTI. As a result of two transactions and net of sales of Clean Water Technologies, Inc. shares, we owned 980,778 shares of Clean Water Technologies, Inc. common stock as of December 31, 2002, which represents approximately 17.2% of the issued and outstanding common stock of Clean Water Technologies, Inc.

     Ice Surface Development, Inc./Torvec, Inc.

      In November 2000, Ice Surface Development, Inc., our subsidiary company, merged with Torvec, Inc., a New York corporation. Torvec, Inc., is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol TOVC. In connection with the merger, we received 1,068,354 unregistered shares of common stock of Torvec, Inc. Torvec, Inc. is a developer of highly advanced automotive technologies. As a result of the merger, Torvec, Inc. acquired the exclusive worldwide license to a technology that acts as an electronic system for modifying ice adhesion. As of December 31, 2002, we owned no shares of common stock of Torvec, Inc due to our sale of our entire holdings of Torvec, Inc.

     Technology Development, Inc./Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.)

      In February 2001, Technology Development, Inc., our subsidiary company, merged with Advanced Recycling Sciences, Inc., a Nevada corporation. In connection with the merger, we received 1,446,153 unregistered shares of common stock of Advanced Recycling Sciences, Inc. Advanced Recycling Sciences, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol ARYC. As a result of the merger, Advanced Recycling Sciences, Inc. acquired the worldwide license to a technology for ground surface application of a novel ice adhesion modification technology. As a result of two transactions and net of sales of Advanced Recycling Sciences, Inc. shares, we owned 2,103,053 shares of common stock of Advanced Recycling Sciences, Inc. as of December 31, 2002, which represents approximately 9.4% of the total issued and outstanding common stock of Advanced Recycling Sciences, Inc.

     Watermark Technologies, Inc./Stealth MediaLabs, Inc. (formerly BitzMart, Inc.)

      In April 2001, Watermark Technologies, Inc., our subsidiary company, merged with Stealth MediaLabs, Inc., a Nevada corporation. Stealth MediaLabs, Inc., is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol SMLA. In connection with the merger, we received 4,121,165 unregistered shares of common stock of Stealth MediaLabs, Inc. Stealth MediaLabs, Inc. is a developer of software for downloading media products. As a result of the merger, Stealth MediaLabs, Inc. acquired the exclusive worldwide license to a technology for masking an Auxiliary Channel in the phase of Spectrum of Stereo Audio. As a result of this merger and additional investments that we made in Stealth MediaLabs, Inc., we owned 4,221,165 shares of common stock of Stealth MediaLabs, Inc. as of December 31, 2002, which represents approximately 19.9% of the issued and outstanding common stock of Stealth MediaLabs, Inc. In addition, we also have warrants to purchase 200,000 shares of Stealth MediaLabs, Inc.’s common stock at $0.50 per share.

     Micro Sensor Technologies, Inc./Sense Holdings, Inc.

      In May 2001, Micro Sensor Technologies, Inc., our subsidiary company, merged with Sense Holdings, Inc., a Florida corporation. Sense Holdings, Inc., is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol SEHO. In connection with the merger, we received 1,850,000 unregistered shares of common stock of Sense Holdings, Inc. Sense Holdings, Inc. is a engaged in the manufacture and sale of biometric technology. As a result of the merger, Sense Holdings, Inc. acquired the exclusive worldwide license to a technology for the detection of unexploded ordinances whether buried or camouflaged. During 2002 we sold a significant portion of our investment in Sense Holdings, Inc., and as of December 31, 2002, we owned 228,089 shares of common stock of Sense Holdings, Inc., which represents approximately 1.4% of the issued and outstanding common stock of Sense Holdings, Inc.

     Advanced Microsphere Technology, Inc./Prime Pharmaceutical Corporation

      In April 2001, Advanced Microsphere Technology, Inc., our subsidiary company, merged with Prime Pharmaceutical Corporation, a Canadian corporation. Prime Pharmaceutical Corporation is a privately held development stage company. In connection with the merger, we received 560,000 unregistered shares of common stock of Prime Pharmaceutical Corporation. Prime Pharmaceutical Corporation is a developer of dermatological treatments incorporating the latest biotechnology. As a result of the merger, Prime Pharmaceutical Corporation acquired the exclusive worldwide license to a new technology, which allows for the encapsulation of a variety of substances at low temperatures. As a result of two transactions and an additional investment that we made in Prime Pharmaceutical Corporation, we owned 1,493,550 shares of common stock of Prime Pharmaceutical Corporation as of December 31, 2002, which represents approximately 9.9% of the issued and outstanding common stock of Prime Pharmaceutical Corporation.

     Digital Image Enhancement Technologies, Inc./Image Analysis, Inc.

      In May 2002, Digital Image Enhancement Technologies, Inc., our subsidiary company, merged with Image Analysis, Inc. a development stage Oklahoma corporation. Image Analysis, Inc. is a privately held development stage company. In connection with the merger, we received 465,000 unregistered shares of common stock of Image Analysis, Inc. As a result of the merger, Image Analysis, Inc. acquired the exclusive worldwide license to a new technology, which allows for the enhancement of digital images. As of December 31, 2002, we owned 1,344,300 shares of common stock of Image Analysis, Inc., which represents approximately 15.6% of the issued and outstanding common stock of Image Analysis, Inc.

     Nitrone Scientific, Inc./Prime Pharmaceutical Corporation

      In May 2002, Nitrone Scientific, Inc., our subsidiary company, merged with Prime Pharmaceutical Corporation, a Canadian corporation. Prime Pharmaceutical Corporation is a privately held development stage company. In connection with the merger, we received 683,550 unregistered shares of common stock of Prime Pharmaceutical Corporation. Prime Pharmaceutical Corporation is a developer of dermatological treatments incorporating the latest biotechnology. As a result of the merger, Prime Pharmaceutical Corporation acquired the license for certain specified fields of use for the development, manufacturing and marketing in Canada of a proprietary technology for a new class of nitrone-based antioxidant. As a result of two transactions and an additional investment, which we made in Prime Pharmaceutical Corporation, we owned 1,493.500 shares of common stock of Prime Pharmaceutical Corporation as of December 31, 2002, which represents approximately 9.9% of the issued and outstanding common stock of Prime Pharmaceutical Corporation.

     Energy Management Technologies, Inc./Voice and Wireless Corporation

      In June 2002, Energy Management Technologies, Inc., our subsidiary company, merged with Voice and Wireless Corporation, a Minnesota corporation. Voice and Wireless Corporation is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol VWLC. In connection with the merger, we received 318,750 unregistered shares of common stock of Voice and Wireless Corporation. As a result of the merger, Voice and Wireless Corporation acquired the exclusive license in the

State of California for Facility Energy Design Systems Software, which identifies facility energy improvements to reduce expenditures in buildings. As a result of this merger and a strategic alliance transaction, we owned 633,750 shares of common stock of Voice and Wireless Corporation as of December 31, 2002, which represents approximately 5.4% of the issued and outstanding common stock of Voice and Wireless Corporation.

     Electronic Luminescent Technologies, Inc./FullCircle Registry, Inc.

      In June 2002, Electronic Luminescent Technologies, Inc., our subsidiary company, merged with FullCircle Registry, Inc., a Nevada corporation. FullCircle Registry, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol FLCR. In connection with the merger, we received 68,250 unregistered shares of common stock of FullCircle Registry, Inc. As a result of the merger, FullCircle Registry, Inc. acquired the world-wide, exclusive, license to a patent pending bicycle illumination. As a result of two merger transactions and one strategic alliance agreement, we owned 486,750 shares of common stock of FullCircle Registry, Inc. as of December 31, 2002, which represents approximately 3.4% of the issued and outstanding common stock

     Fiber Gel Technologies, Inc./Circle Group Holdings, Inc (formerly Circle Group Internet, Inc.)

      In August 2002, Fiber Gel Technologies, Inc., our subsidiary company, merged with Circle Group Holdings, Inc., an Illinois corporation. Circle Group Holdings, Inc. is a publicly held development stage company with shares traded on the over-the-counter bulletin board under the symbol CRGQ. In connection with the merger, we received 2,800,000 unregistered shares of common stock of Circle Group Holdings, Inc. and a warrant to purchase 500,000 shares of Circle Group Holdings Inc.’s common stock for $0.36 per share. As a result of the merger, Circle Group Holdings, Inc. acquired the world-wide, exclusive, license to Z-Trim, an all natural, carbohydrate-based fat replacement. As a result of the merger and a strategic alliance agreement, we owned 2,844,000 shares of common stock of Circle Group Holdings, Inc. as of December 31, 2002, which represents approximately 12.1% of the issued and outstanding common stock

     Spoken Data Technologies, Inc./FullCircle Registry, Inc.

      In September 2002, Spoken Data Technologies, Inc., our subsidiary company, merged with FullCircle Registry, Inc., a Nevada corporation. FullCircle Registry, Inc. is a public development stage company with shares traded on the over-the-counter bulletin board under the symbol FLCR. In connection with the merger, we received 157,500 unregistered shares of common stock of FullCircle Registry, Inc. As a result of the merger, FullCircle Registry, Inc. acquired an exclusive, license to a patent pending voice internet browser which allows websites to speak HTML encoded data in response to telephone inquiries. As a result of two merger transactions and one strategic alliance agreement, we owned 486,750 shares of common stock of FullCircle Registry, Inc. as of December 31, 2002, which represents approximately 3.4% of the issued and outstanding common stock

To date, we have entered into the following strategic alliance and consulting agreements:

      Stealth MediaLabs, Inc. (formerly BitzMart, Inc). — On September 14, 2001, we entered into a strategic alliance agreement to provide consulting services in exchange for 100,000 unregistered shares of common stock of BitzMart, Inc. The agreement terminated as scheduled on September 30, 2001. The Company recognized $231,000 in consulting revenue in 2001 related to this agreement. On November 1, 2001, we entered an additional strategic alliance agreement to provide consulting services in exchange for 50,000 unregistered shares of common stock of BitzMart, Inc. for the time period ended December 31, 2001. The Company recognized $145,500 in consulting revenue in 2001 related to the second agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Primapharm Funding Corporation — On October 29, 2001, we entered into a strategic alliance agreement to provide consulting services in exchange for 1,000,000 unregistered shares of common stock of Primapharm Funding Corporation. The term of the agreement was for one year commencing November 9,

2001. The Company recognized $342,466 and $71,151 in consulting revenue in 2002 and 2001, respectively, related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      USAOneStar.Net, Inc. — On November 28, 2001, we entered into a strategic alliance agreement to provide consulting services in exchange for 400,000 unregistered shares of common stock of USAOneStar.Net, Inc. The term of the agreement was for one year commencing October 22, 2001. The Company recognized $5,984 and $6,044 in consulting revenue in 2002 and 2001, respectively, related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.) — On January 11, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for 48,000 unregistered shares of common stock of Circle Group Holdings, Inc. The term of the agreement is for one year commencing on January 12, 2002. The Company recognized $22,102 in consulting revenue in 2002 related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Group Management Corporation — On January 21, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for 114,276 unregistered shares of common stock of Group Management Corporation. The term of the agreement is for one year commencing on January 21, 2002. Group Management Corporation terminated the agreement on March 31, 2002. The Company recognized $46,948 in consulting revenue in 2002 on the 47,615 shares of common stock it earned related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Voice and Wireless Corporation — On February 11, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for 540,000 unregistered shares of common stock of Voice and Wireless Corporation. The term of the agreement is for one year commencing on February 11, 2002. Voice and Wireless Corporation terminated the agreement on August 31, 2002. The Company recognized $23,198 in consulting revenue in 2002 on the 315,000 shares of common stock it earned related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Hydrogen Technology Applications, Inc. — On April 2, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for 48,000 unregistered shares of common stock of Hydrogen Technology Applications, Inc. The term of the agreement is for one year commencing on April 2, 2002. The Company recognized $14,040 in consulting revenue in 2002 on 36,000 shares of common stock it earned related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      FullCircle Registry, Inc. — On June 1, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for 30,000 unregistered shares of common stock of FullCircle Registry, Inc. The term of the agreement is for one year commencing on June 1, 2002. The Company recognized $15,520 in consulting revenue in 2002 on 17,500 shares of common stock it earned related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Lightstream Technology, Inc. — On September 12, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for monthly cash payments. The term of the agreement is for one year commencing on September 12, 2002. Lightstream Technology, Inc. terminated the agreement on December 31, 2002. The Company recognized $10,000 in consulting revenue in 2002 related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Pharmanex, LLC — On September 25, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for monthly cash payments. The term of the agreement is for one year commencing on September 25, 2002. The Company recognized $15,000 in consulting revenue in 2002 related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Innovative Medical Services, Inc. — On September 12, 2002, we entered into a strategic alliance agreement to provide consulting services in exchange for 120,000 unregistered shares of common stock of Innovative Medical Services, Inc. The term of the agreement is for one year commencing on September 12, 2002. The Company recognized $9,617 in consulting revenue in 2002 on 35,922 shares of common stock it earned related to the agreement. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”.

      Shriners Hospitals For Children — On November 21, 2002, we entered into a technology transfer engagement agreement to provide technology outsourcing services in exchange for monthly cash payments and fifty percent of the upfront consideration received by Shriners Hospitals For Children from the outsourcing of their technologies by the Company. The term of the agreement is for one year commencing on January 1, 2003. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”. No Revenue was recognized from this agreement prior to January 2003.

      FullCircle Registry, Inc. — On December 1, 2002, we entered into a consulting agreement to provide business advisory services in exchange for 231,000 shares of FullCircle Registry, Inc.’s unregistered common stock. The agreement expired on December 25, 2002. The Company recognized $198,660 in consulting revenue in 2002 on 231,000 shares of common stock it earned related to the agreement.

      Diamond V Mills, Inc. — On January 13, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for monthly cash payments. The term of the agreement is for three months commencing on January 13, 2003. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”. No Revenue was recognized from this agreement prior to 2003.

      Duraswitch Industries, Inc. — On January 15, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for in exchange for 83,478 unregistered shares of common stock of Duraswitch Industries, Inc. The term of the agreement is for one year commencing on January 15, 2003. Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see Business “Strategic Alliances”. No Revenue was recognized from this agreement prior to 2003.

Determination of Net Asset Value

      We determine the net asset value per share of our common stock quarterly. The net asset value per share of common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

      At December 31, 2002, approximately 78.95% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent financial experts. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate.

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

      We have retained Bolten Financial Consulting, Inc. to provide us with quarterly valuations of our portfolio of equity securities. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. In 2002, we paid Bolten Financial Consulting, Inc. $90,232 for its valuation services.

Portfolio Company Transactions

      The capital stock we receive from portfolio companies, is expected to be acquired primarily in private transactions negotiated directly with the portfolio company or an affiliate. Our management will continue to be principally responsible for conducting negotiations with respect to our investments in portfolio companies.

      In addition to securities of portfolio companies that we receive as a result of mergers by our subsidiary companies, we may invest a portion of our other assets in the publicly traded securities of public companies. Such investments and other investments that are not “qualifying assets” may not exceed 30% of the value of our total assets at the time of any such investment.

      Based on the amount of existing available funds, it is not likely that we will be able to acquire securities in a large number of companies. As a result, our investments will not be substantially diversified. Furthermore, the technologies that our subsidiary companies acquire have been, and are expected to be, sold primarily to early stage public and private companies. Accordingly, the securities we receive upon the merger of our subsidiary companies will not be diversified among companies at various stages of development and we will not derive the benefits, which may arise from making multi-tiered investments.

Employees

      As of December 31, 2002, we employed seventeen employees in our two offices. Of these employees, nine are based in our Plant City, Florida office and eight are based in our UK office. We believe our relations with our employees are good.

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

      We will be periodically examined by the SEC for compliance with the 1940 Act.

      As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Competition

      The technology transfer business is a highly competitive business. We expect that if our investment model proves to be successful, our current competitors in the technology transfer market may duplicate our strategy and new competitors may enter the market. We compete against other technology transfer companies, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with our portfolio companies to acquire technologies from universities and government research laboratories. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition of technology licenses, funding of technology development or marketing of portfolio companies.

Risk Factors

      Our quarterly and annual results could fluctuate significantly.

      The Company’s quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of the Company’s performance in future quarters and years.

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

      We invest in development stage companies that our management believes can benefit from our expertise in technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or are obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases further develop new technologies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies, with greater access to, and resources for, further development of these new technologies. We may lose our entire investment in any or all of our portfolio companies.

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

      Technologies acquired by our portfolio companies may become obsolete before we can sell their securities.

      Neither our portfolio companies nor we have any control over the pace of technology development. There is a significant risk that an portfolio company could acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments. We cannot assure you that any of our portfolio companies will successfully acquire, develop and transfer any new technology.

      The patents on the technologies that our portfolio companies’ license may infringe upon the rights of others and patent applications that the universities have submitted may not be granted.

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

      We may have to make additional investments in our portfolio companies to protect our overall investment value in the particular company. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio, and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

      We may be unable or decide not to make additional investments in our portfolio companies that, could result in our losing our initial investment if the portfolio company fails. Our ownership and control may be diluted if a portfolio company obtains additional funds from third-party investors.

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

      The securities we hold in our portfolio companies are subject to restriction on resale and we may not be able to sell the securities we hold for amounts equal to their recorded value, if at all.

      Our portfolio companies are all private entities or thinly traded public companies and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are restricted securities, as defined under the Securities Act of 1933, and are subject to restrictions on resale. Furthermore, we do not anticipate that a highly liquid public market will exist for any of the securities we hold in our portfolio companies. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

      We are dependent on merger transactions, structured as tax-free exchanges to sell our subsidiary companies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce our ability to sell our subsidiary companies.

      We do not anticipate selling any of our subsidiary companies, except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell our subsidiary companies on commercially reasonable terms. If we are unable to successfully sell our subsidiary companies in a merger transaction, we may lose our investment.

      We have been dependent on a small number of companies, several of which are controlled by the same investor group for the purchase of our subsidiary companies. We have only limited experience selling our subsidiary companies and of the twenty-one transactions that we have completed, seven have been to companies controlled by the same group of investors.

      As of December 31, 2002, we have completed only twenty-one transactions, including twenty mergers and one stock sale, wherein we sold our subsidiary companies to other companies and seven of these sales have been made to companies that are controlled by the same investor group. As of December 31, 2002, the same investor group had control of Lexon, Inc., Image Analysis, Inc., Centrex, Inc. and Nubar, Inc. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sale of our subsidiary companies in the future.

      The agreements we have with universities do not guarantee that the universities will grant licenses to our subsidiary companies.

      The agreements that we have entered into with universities provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, a university will grant us a license. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology for one of our subsidiary companies.

      We are dependent upon our management’s ability to identify portfolio companies for our subsidiary companies.

      Our investment strategy is based upon selling our subsidiary companies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by our subsidiary companies but which they may be neither operating nor established. We do not expect to sell any securities of our subsidiary companies to the public. Therefore, if we fail to identify a portfolio company for a subsidiary company, our entire investment in the portfolio company could be lost.

      We are dependent upon and have little or no control over the efforts of companies that acquire our subsidiary companies to successfully commercialize the acquired technologies or to retain the license to the technology.

      When we sell a subsidiary company, we receive common stock from the portfolio company based upon the mutually agreed upon values of the subsidiary company, its licensed technology and the portfolio company. We then intend to sell the securities that we acquire in exchange for our subsidiary companies at some time in the future. Therefore, our ability to profit from an investment is ultimately dependent upon the price we receive for the shares of the portfolio company. In most cases, the companies that acquire our subsidiary companies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the portfolio companies that acquire our subsidiary companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may face additional risks of product and technological obsolescence and government regulation over which we will have little or no control. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire. They may lose the rights granted to them for the technology for failure to comply with the license agreement. We cannot assure you that any of the portfolio companies that acquire our subsidiary companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio companies.

      The companies that have merged with our subsidiary companies and the companies for which we render services in connection with strategic alliances to date are development stage companies and, as a result, the value of the securities that we receive in such merger transactions is subject to significant fluctuations.

      Historically we have merged, and we intend to continue to merge, our subsidiary companies with companies in related fields that are development stage companies. In addition, the companies for which we render services in connection with strategic alliances are development stage companies. As a result, the securities that we receive in such transactions are subject to all of the risks associated with securities of development stage companies. The values of these securities may be subject to significant fluctuations. We cannot assure you that when we sell these securities we will receive the value ascribed to the securities either at the time of acquisition or during subsequent valuation periods.

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

      We generally receive equity securities of the portfolio companies that acquire our subsidiary companies and for the services we render in connection with strategic alliances, rather than cash. We recognize revenues from these transactions; however, the securities that we receive will be subject to restrictions on resale, which will limit our ability to sell these securities and attain liquidity.

      The securities that we receive in exchange for our subsidiary companies and in connection with strategic alliances will be subject to restrictions on resale, which will limit our ability to sell these securities. As of December 31, 2002, all of the securities we have received in exchange for our subsidiary companies and in connection with strategic alliances are “restricted securities,” as such term is defined under Rule 144 of the Securities Act of 1933. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933 or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive upon resale, the recorded value of our portfolio company securities.

      We may not be able to merge our subsidiary companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our subsidiary companies. We may be required to sell the securities we receive at a substantial discount to their appraised value if no public market exists.

      At December 31, 2002, we have completed twenty-one sales of subsidiary companies. Of these sales, fifteen have been to companies that are currently publicly traded, and the remaining transactions have been with privately-owned companies. We are substantially dependent upon the ability of non-public acquirers of our subsidiary companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an portfolio company’s shares, we may be deemed to be an affiliate of the portfolio company which would limit our ability to dispose of securities we receive for our subsidiary companies. Further, our ability to sell the securities we receive for our subsidiary companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized therefrom.

      The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

      At December 31, 2002 and December 31, 2001 respectively, investments amounting to $6,208,090 or 84.5% of net assets and $9,988,772 or 100.8% of net assets, have been valued at fair value as determined by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

      Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

      We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of December 31, 2002, we have granted options to purchase 637,534 shares of our common stock to certain officers and employees. We have also reserved an additional 112,466 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter of our initial public offering, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

      Our business depends on key personnel.

      We rely, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman of the Board, Clifford M. Gross. Our management team is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities, to maintain our access to new technologies, and their relationships with companies in the private sector in order to effectuate the sale of our subsidiaries.

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

      We have a limited amount of funds available for investment in either portfolio or subsidiary companies and, as a result, our investments will lack diversification.

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

      Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 50% of our common stock as of December 31, 2002. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

      We may be dependent upon the availability of additional financings.

      As of December 31, 2002 we had $745,926 in cash and cash equivalents and commitments for $247,000 in additional debt or equity capital. Due to the nature of our business and the illiquid nature of many of our investments, raising additional capital in today’s economy may be difficult, if it becomes necessary. Due to economic conditions, we may not be able to secure additional financing at all or on terms we deem acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling our investments, there can be no assurance that we will be able to negotiate a favorable price for those investments or that the loss of those investments will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to further limit our marketing, research and development activities, or other operations, or otherwise modify our business strategy.

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

     Item 3.     Legal Proceedings

      The Company may also be a party from time to time in certain lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

     Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the quarter ended December 31, 2002.

PART II

     Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Computershare Trust Company Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for the Company’s common stock. Certificates to be forwarded should be mailed directly to the transfer agent, preferably by registered mail.

      The Company’s shares of common stock began to trade on the Nasdaq SmallCap Market on October 25, 2000, under the symbol “UTOB”. On March 25, 2002, our shares of common stock commenced trading on the American Stock Exchange (AMEX) under the symbol “UTK”. In conjunction with our move to AMEX, our common stock no longer trades on the Nasdaq Small Cap Market. The Company had approximately 500 shareholders at March 21, 2003. The net asset value per share of the Company’s common stock at

December 31, 2002 was $1.88. The following table reflects the high and low closing prices by quarter for the Company’s common stock on the AMEX and Nasdaq SmallCap Market for 2002 and 2001, as appropriate.

	High	Low

Fiscal year 2001
January 1, 2001 — March 31, 2001	$7.50	$5.75
April 1, 2001 — June 30, 2001	$8.05	$7.00
July 1, 2001 — September 30, 2001	$8.45	$7.40
October 1, 2001 — December 31, 2001	$7.55	$7.00
Fiscal year 2002
January 1, 2002 — March 31, 2002	$7.25	$7.00
April 1, 2002 — June 30, 2002	$7.35	$6.90
July 1, 2002 — September 30, 2002	$7.25	$6.80
October 1, 2002 — December 31, 2002	$7.10	$5.50

      For the fiscal years ended December 31, 2002 and 2001, the Company did not declare or pay dividends.

      During 2002 and 2001, we issued 10,000 and 133,446 shares respectively of our common stock pursuant to an exemption from the registration requirements of the 1933 Act under section 4(2) of the 1933 Act as a transaction by an issuer not involving a public offering.

      We have never declared or paid any dividends to the holders of our common stock and we do not anticipate paying dividends in the foreseeable future. We currently intend to retain all earnings for general corporate purposes. Our Board of Directors will have sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our ability to pay dividends in the future could be limited or prohibited by regulatory requirements and the terms of financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

      The following table sets forth information as of the end of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

(c)
	(a)	(b)	Number of securities remaining available
	Number of securities to be	Weighted-average exercise	for future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans (excluding
	outstanding options, warrants	options, warrants and	securities
Plan category	and rights	rights	reflected in column (a))

Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	637,534	$6.79	112,466
Total	637,534	$6.79	112,466

      The Company has two stock option plans: the UTEK Corporation Stock Option Plan adopted in 1999 (the “1999 Plan”) and the 2000 Non-Qualified Stock Option Plan of UTEK Corporation adopted in 2000 (the “2000 Plan”).

      The purpose of the 1999 Plan is to enable the Company to compete successfully in attracting, motivating and retaining employees with outstanding abilities. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The 1999 Plan is administered by the Compensation Committee of the Company’s Board of Directors.

      Under the 1999 Plan, the Company is authorized to issue options to purchase up to 500,000 shares of Company common stock. All officers and other employees who perform significant services for or on behalf of the Company are eligible to participate in the 1999 Plan. The Company may grant both incentive stock options within the meaning of Section 422 of the Code and stock options that do not qualify for incentive treatment under the Code.

      The exercise price of each incentive stock option under the 1999 Plan will be determined by the Compensation Committee, but will not be less than 100% of the current market value of the common stock on the date of grant (or 110% in the case of an employee who at the time owns more than 10% of the total combined voting power of all classes of capital stock). The non-qualified option exercise price will be determined by the Compensation Committee, but will not be less than 100% of the current market value of the common stock on the date of grant.

      Under the 2000 Plan, the Company is authorized to issue options to purchase up to 250,000 shares of the Company’s common stock. All officers and other employees as well as other persons who perform significant services for or on behalf of the Company are eligible to participate in the 2000 Plan.

      The Company may grant under the 2000 Plan only stock options that do not qualify for incentive treatment under Section 422 of the Code. The exercise price for the 2000 Plan options will be determined by the Compensation Committee, but will not be less than 100% of the current market value of the common stock on the date of grant.

      An incentive stock option shall expire five years from the date of grant. The Compensation Committee may provide in the stock option agreement that the option expires 30 days following the termination of employment for any reason other than death or disability or 12 months following termination of employment by death or disability. In no event shall any option granted be exercised after the expiration date of such option as specified in the applicable option agreement.

      On March 2002, the SEC issued public notice of an application submitted by the Company requesting that it be permitted to grant its non-officer directors options to purchase shares of its common stock under the 2000 Plan. In April 2002, the SEC issued an order on granting the Company permission to issue stock options under the 2000 Plan to its non-officer directors.

Item 6.     Selected Financial Data

      The following table presents our summary consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Consolidated Statement of Operations Data:
Income from operations	$3,385,335	$4,075,248	$4,576,814	$1,315,373	$381,843
Expenses	3,140,151	2,611,970	1,883,868	728,322	213,437

Income before income taxes	245,184	1,463,278	2,692,946	587,051	168,406
Provision for income taxes	91,541	555,298	1,018,334	301,190	62,450

Net income from operations	153,643	907,980	1,674,612	285,861	105,956
Net realized and unrealized gains (losses)	(2,846,423)	(263,697)	(551,912)	122,919	611,000

Net increase (decrease) in net assets from operations	$(2,692,780)	$644,283	1,122,700	$408,780	$716,956

Net increase (decrease) in net assets from operations per share:
Basic	$(.69)	$.17	$.38	$.15	$.31
Diluted	$(.69)	$.17	$.38	$.15	$.31
Weighted average shares:
Basic	3,921,535	3,840,714	2,968,018	2,682,420	2,304,691
Diluted	3,921,535	3,882,914	2,968,720	2,682,420	2,304,691

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Investments at fair value	$6,208,090	$9,988,772	$5,949,582	$2,594,931	$1,300,000
Cash and cash equivalents	745,926	1,432,473	3,952,280	1,007,229	418,178
Total assets	7,863,140	12,410,958	10,088,666	4,205,345	1,805,795
Total liabilities	517,083	2,501,518	1,633,664	920,892	440,148
Net assets	7,346,057	9,909,440	8,455,002	3,284,453	1,365,647

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

      The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our subsidiaries with unrelated merger partners. The Company records revenue based on the value of the consideration received. In most cases, the consideration received for the rights is the common stock of the purchaser. The common stock received is recorded as an investment at value. Revenue derived from consulting services is recognized as earned, over the life of the underlying consulting agreements. Revenue from strategic alliance agreements is deferred and recognized over the term of each agreement, typically twelve months. These agreements are cancelable at any time. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

     Valuation of Investments:

      The income that we derive from our investments in our portfolio consists of both cash and equity securities that we receive upon disposition of our investments. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

      We have retained Bolten Financial Consulting, Inc., to provide us with valuations of our investments (the securities we own), and also updated valuations as of each quarter end.

      Without a readily ascertainable market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in fair value are recorded in the Company’s Statements of Operations as “Net realized and unrealized gains (losses)” during the period of change.

General

      Our primary business is to make investments in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by exchanging stock in our subsidiaries for cash and other assets we will use to acquire licenses to additional technologies and fund our operations. We believe that we will be able to achieve our objectives by concentrating on investments in companies which we believe are likely to benefit from our management’s expertise in technology transfer.

      The income that we derive from our investments in our portfolio companies consists of both cash and equity securities that we receive upon disposition of our subsidiaries. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

      Without a readily ascertainable market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in fair value are recorded in the Company’s Statements of Operations as “Net realized and unrealized gains (losses)” during the period of change.

      We have retained Bolten Financial Consulting, Inc., to provide us with valuations of the securities we own, updated to each quarterly valuation date. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. In 2002, we paid Bolten Financial Consulting, Inc. a total of $90,232 for its valuation services.

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

Financial Condition

      The Company’s total assets were $7,863,140 and its net assets were $7,346,057 at December 31, 2002, compared to $12,410,958 and $9,909,440 at December 31, 2001 respectively.

      Net asset value per share (“NAV”) was $1.87 at December 31, 2002, compared to $2.53 at December 31, 2001. Net assets decreased by $2,563,383 in 2002 and increased by $1,454,438 in 2001.

      The decrease in total assets, net assets and net asset value during 2002 were primarily attributable to:

•	Six technology transfers valued at approximately $2.1 million and nine strategic alliance agreements and other consulting agreements with earned revenue of approximately $1.3 million.

•	A decline of approximately $3.3 million in the value of the Company’s investments.

•	A loss on sale of approximately $1.2 million as a result of sales of the Company’s investments.

•	Sales of the Company’s investments of approximately $1.6 million.

•	The utilization of approximately $1.6 million in cash to fund the Company’s operations.

      The Company’s common shares outstanding as of December 31, 2002 were 3,925,672, compared to 3,915,672 at December 31, 2001. The Company’s outstanding shares were increased as a result of the acquisition of TechEx Acquisition Corporation (TechEx”). In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of TechEx in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering.

      The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity securities that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At December 31, 2002, $5,719,445 or 72.7% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized depreciation, after income tax effect, was $70,334; the remaining $488,645 or 6.6% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation, after income tax effect, was $2,021,654. See Note 2 to the Consolidated Financial Statements under Item 8.

      At December 31, 2001, $4,932,861 or 40% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized depreciation, after income tax effect, was

$18,827; the remaining $5,055,911 or 41% of the Company’s total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation, after income tax effect, was $644,294.

      The net increase in the value of publicly traded securities from $4,932,861 to $5,683,896 in 2002 is primarily due to the following events:

•	During 2002, the Company completed four technology transfer transactions with publicly traded companies. Two transactions were completed with FullCircle Registry, Inc. that generated $295,347 in initial value, and one transaction each with Voice and Wireless Corporation and Circle Group Holdings, Inc. that generated $365,962 in combined initial value. In addition, the Company entered into six strategic alliance or consulting agreements that generated $364,663 in initial value. Transactions of this nature result in an increase in the value of publicly traded securities.

•	During 2002, the Company sold all of its shares in Torvec, Inc. and substantially all of its shares in Sense Holdings, Inc. In addition, the Company sold a significant number of shares representing investments in Centrex, Inc., Advanced Recycling Sciences, Inc., and Clean Water Technologies, Inc. As a result of these sales, the value of the publicly traded securities decreased by approximately $2.1 million. Transactions of this nature result in a decrease in the value of publicly traded securities.

•	During 2002, the Company experienced an overall decline in the fair market value of its publicly traded securities. This decline may be attributable to the movement of the broad market in general and to the overall economic conditions of 2002. In addition, some of the decline in the fair market value of the Company’s publicly traded securities may be attributable to the individual investments themselves. Several of the Company’s investments experienced significant declines in their fair market values due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.). As a result of these conditions, the value of the publicly traded securities decreased by approximately $2.7 million. Conditions of this nature resulted in a decrease in the value of publicly traded securities.

•	Additionally, Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) became a publicly traded company during 2002. The Company experienced an increase in the fair market value of Stealth MediaLabs, Inc. of approximately $2.7 million, inclusive of an additional $50,000 investment we made.

      A summary of the Company’s investment portfolio is as follows:

	December 31,

	2002	2001

Investments, at cost	$9,541,631	$10,018,958
Unrealized appreciation (depreciation), before income tax	(3,333,541)	(30,186)

Investments, at fair value	$6,208,090	$9,988,772

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

      The following table is a summary of the Company’s capital investments made in its subsidiaries during the year ended December 31, 2002:

Capital Investments Made in Subsidiaries:	Amount

Digital Image Enhancement, Inc.(1)	$113,000
Nitrone Scientific, Inc.(2)	112,500
Energy Management Technologies, Inc.(3)	1,000
Fiber Gel Technologies, Inc.(4)	50,000
Electronic Luminescent Technologies, Inc.(5)	33,123
Spoken Data Technologies, Inc.(6)	10,000

Total	$319,623

(1)	Digital Image Enhancement merged with Image Analysis, Inc. in May 2001.
(2)	Nitrone Scientific, Inc. merged with Prime Pharmaceutical, Inc. in May 2002.
(3)	Energy Management Technologies, Inc. merged with Voice and Wireless Corporation in June 2002.
(4)	Fiber Gel Technologies, Inc. merged with Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.) in August 2002.
(5)	Electronic Luminescent Technologies, Inc. merged with FullCircle Registry, Inc. in June 2002.
(6)	Spoken Data Technologies, Inc. merged with FullCircle Registry, Inc. in September 2002.

      Of the total capital invested in our subsidiary companies during the year ended December 31, 2002, $-0- was expended on research and development costs, $169,623 was expended on license and consulting fees, and $150,000 remained in our subsidiary companies at the time they were sold to our portfolio companies. All of these items are reflected in the Consolidated Statement of Operations as sales and marketing expenses.

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

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

      Income from operations. Income from operations decreased 16.9% to $3,385,335 for the year ended December 31, 2002 from $4,075,248 for the year months ended December 31, 2001. The decrease in income from operations resulted from completing six tax-free mergers, generating an average of $348,000 per merger in revenue, in 2002 as compared to four tax-free mergers, generating an average of $855,000 per merger in revenue, in 2001, partially offset by an increase in consulting fees of $729,467 related to strategic alliance agreements. As described below, we completed six tax free mergers in 2002 in which we received securities valued at $2,088,254, compared to four tax free mergers in 2001 valued at $3,419,653.

      In 2002, we completed the following transactions:

•	Image Analysis, Inc. We received 465,000 unregistered shares of common stock of Image Analysis, Inc. that we valued at the time of the sale at $2.43 per share in connection with a technology transfer.

•	Prime Pharmaceutical, Inc. We received 683,550 unregistered shares of common stock of Prime Pharmaceutical Corporation that we valued at the time of the sale at $0.435 per share in connection with a technology transfer.

•	Voice and Wireless Corporation We received 318,750 unregistered shares of common stock of Voice and Wireless Corporation that we valued at the time of the sale at $.094 per share in connection with a technology transfer.

•	FullCircle Registry, Inc. We received 68,250 unregistered shares of common stock of FullCircle Registry, Inc. that we valued at the time of the sale at $2.43 per share in connection with a technology transfer.

•	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.) We received 2,800,000 unregistered shares of common stock of Circle Group Holdings, Inc. that we valued at the time of the sale at $0.12 per share in connection with a technology transfer.

•	FullCircle Registry, Inc. We received 157,500 unregistered shares of common stock of FullCircle Registry, Inc. that we valued at the time of the sale at $0.82 per share in connection with a technology transfer.

      Consulting fees increased to $1,264,249 in the year ended December 31, 2002 from $534,782 in the year ended December 31, 2001. The majority of the fees were paid in the form of unregistered shares of common stock in our client; the balance was paid in cash. The increase was a direct result of the implementation of the strategic alliance initiative, which began in 2001. To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

      Expenses. Total operating expenses for the year ended December 31, 2002 were $3,140,151 consisting of salaries and wages of $762,914, professional fees of $515,164, sales and marketing expenses of $723,962, and general and administrative expenses of $1,138,111 These expenses compared to the $2,611,970 reported for the year ended December 31, 2001, consisting of salaries and wages of $616,796, professional fees of $372,029, sales and marketing expenses of $904,141, and general and administrative expenses of $719,004. The 20.2% increase in total operating expenses was primarily due to expenses incurred in retaining investment banking firms to potentially raise capital and to sell our investments, additional expense incurred in the operation of PAX Technology for a full year in 2002 as compared to three months in 2001, and an increase in costs associated with being a public company. The 19.9% decrease in sales and marketing expenses was largely due to a reduction in the costs associated with acquisition of technologies that we subsequently transferred and was partially offset by an increase in the amount paid to employees to consummate these technology transfers. The 23.7% increase in salaries and wages reflect additional expenses incurred in the operation of PAX Technology for a full year in 2002 as compared to three months in 2001. The 38.5% increase in professional fees is largely due to the increased costs associated with operating as a public company, reporting requirements of a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and complying with BDC regulatory requirements and the increased cost associated with obtaining quarterly valuation reports for our increasing number of investments. The 58.3% increase in general and administrative costs is largely due to the increased expenses incurred in the operation of PAX Technology for a full year in 2002 as compared to three months in 2001, expenses incurred in retaining investment banking firms to potentially raise capital and to sell our investments and expenses incurred in listing of the Company on the American Stock Exchange.

      Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $773,262 for the year ended December 31, 2002 and were substantially related to sales of:

Company Name	Number Of Shares	Loss On Sale

Torvec, Inc.	1,068,354	$(634,806)
Advanced Recycling Sciences, Inc.	223,103	(67,956)
Clean Water Technologies, Inc.	57,179	(6,425)
Centrex, Inc.	240,600	(6,459)
Sense Holdings, Inc.	1,621,911	(57,616)

		$(773,262)

      Net realized losses on investments amounted to $86,578 for the year ended December 31, 2001 and were substantially related to sales of 75,027 shares of Lexon, Inc. common stock for $62,037 in cash during the reporting period.

      The net unrealized depreciation of investments, net of taxes, increased by $2,073,161 for the year ended December 31, 2002, compared to an unrealized depreciation of $177,119 for the year ended December 31, 2001. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the year ended December 31, 2002 and 2001. There were declines in value in 2002 related to our investments in Lexon, Inc., Centrex, Inc., Clean Water Technologies, Inc., Rosbon, Inc., Torvec, Inc., Advanced Recycling Sciences, Inc., Sense Holdings, Inc., Palladium Communications, Inc., Group Management, Inc., Circle Group Holdings, Inc., Voice and Wireless, Inc., FullCircle Registry, Inc., Image Analysis, Inc., Graphco Technologies, Inc., Primapharm Funding Corporation, Hydrogen Technologies, Inc. and Prime Pharmaceutical Corporation, Inc. However the decline in value was partially offset by an increase in value in our investments in Stealth MediaLabs, Inc. and Innovative Medical Services, Inc. Stealth MediaLabs, Inc. became a publicly traded company with a value increase of $2,607,184 for the year ended December 31, 2002.

      The Company’s net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of the Company’s future performance.

      Our effective tax rate was a provision of 37.3% and 37.9% for the year ended December 31, 2002 and December 31, 2001, respectively.

Year Ended December 31, 2001 Compared To The Year Ended December 31, 2000.

      Income from operations. Income from operations decreased 11% to $4,075,248 for the year ended December 31, 2001 from $4,576,814 for the year ended December 31, 2000. The decrease in income from operations resulted from completing four tax-free mergers in 2001 as compared to four tax-free mergers and a sale in 2000, partially offset by an increase in consulting fees of $534,782 related to strategic alliance agreements. As described below, we completed four tax free mergers in 2001 in which we received securities valued at $3,419,653, compared to four tax free mergers and a sale in 2000 valued at $4,501,584.

      In 2001, we completed the following transactions:

•	Advanced Recycling Sciences, Inc. We received an additional 1,446,153 shares of common stock of Advanced Recycling Sciences, Inc. that were valued at the time of sale at $1.00 per share in connection with a technology transfer.

•	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) We received 450,000 shares of common stock of BitzMart, Inc. that were valued at the time of sale at $2.31 per share in connection with a technology transfer.

•	Sense Holdings, Inc. We received an additional 1,850,000 shares of common stock of Sense Holdings, Inc. that were valued at the time of sale at $.26 per share in connection with a technology transfer.

•	Prime Pharmaceutical Corporation. We received 560,000 shares of common stock of Prime Pharmaceutical Corporation that were valued at the time of the sale at $.60 per share in connection with a technology transfer.

      Consulting fees increased to $534,782 in the year ended December 31, 2001 from $-0- in the year ended December 31, 2000. The majority of the fees were paid in the form of unregistered shares of common stock in our client. The increase was a direct result of the implementation of the strategic alliance initiative, which began in 2001. To facilitate establishing on-going consulting engagements with its clients, the Company has developed a strategic alliance process. UTEK’s strategic alliances are designed to help technology companies enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

      Expenses. Total operating expenses for the year ended December 31, 2001 were $2,611,970 consisting of salaries and wages of $616,796, professional fees of $372,029, sales and marketing expenses of $904,141, and general and administrative expenses of $719,004. These expenses compared to the $1,883,868 reported for the year ended December 31, 2000, consisting of salaries and wages of $376,053, professional fees of $309,619, sales and marketing expenses of $780,670, and general and administrative expenses of $417,516. The 39% increase in total operating expenses was due to additional expenses incurred in operating as a public company for a full year in 2001 as compared to less than three months in 2000, the increased number of employees and outside services used to grow the business and our ongoing effort to develop the UTEK U2B® brand. The 16% increase in sales and marketing expenses was largely due to increased efforts to reach a broader market for technology transfers, the cost of additional sales staff, as well as additional research and development programs funded to consummate those transfers. The 64% increase in salaries and wages reflects increased salary costs from the addition of a full-time CFO, an additional part-time employee, as well as a bonus for our CEO. The 20% increase in professional fees is largely due to the cost associated with operating as a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and complying with BDC regulatory requirements. The 72% increase in general and administrative costs is largely due to the increased services required and expenses related to the requirements of being a public company such as investor relations costs, printing and mailing costs, and other related costs.

      Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $86,578 for the year ended December 31, 2001 and were substantially related to sales of 924,973 shares of Lexon, Inc. common stock for $162,480 and 51,000 shares of Advanced Recycling Sciences, Inc. for $33,135 during the reporting period. The Company also sold various other short-term investments with net proceeds of $524,728 resulting in a realized gain of $2,873. Net realized gains on investments amounted to $23,715 for the year ended December 31, 2000 and were substantially related to sales of 75,027 shares of Lexon, Inc. common stock for $62,037 in cash during the reporting period.

      The net unrealized appreciation (depreciation) of investments, net of taxes, increased by $177,119 for the year ended December 31, 2001, a 69% decrease from the decrease in unrealized appreciation of $575,627 for the year ended December 31, 2000. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the year ended December 31, 2001. There were declines in value related to our investments in Lexon, Inc., Nubar, Inc., NuElectric Corporation, Rosbon, Inc., Torvec, Inc. and Prime Pharmaceutical Corporation, Inc. However the decline in value was offset by an increase in value in our investments in Image Analysis, Inc., Centrex, Inc., Advanced Recycling Sciences, Inc., BitzMart, Inc. and Sense Holdings, Inc. Centrex, Inc. became a publicly traded company with a value increase of $1,552,320 for the year ended December 31, 2001.

      The Company’s net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of the Company’s future performance.

      Our effective tax rate was a provision of 37.9% and 37.8% for the year ended December 31, 2001 and December 31, 2000, respectively.

Liquidity and Capital Resources

      Net assets decreased 25.9% to $7,346,057 at December 31, 2002 from $9,909,440 at December 31, 2001, attributable to a decline in income from operations, realized losses, and primarily from the unrealized depreciation of non-controlled affiliate investments.

      Our primary source of liquidity and capital through December 31, 2002 was from the sale of investments and the issuance of common stock rather than income from operations. Our income from operations consists primarily of the sale of technology rights for equity securities rather than cash. Since inception, we have completed four private placement transactions resulting in proceeds of $375,617 in 2001, $1,305,807 in 1999 and $530,453 in 1998. In 2000, we completed the Company’s IPO with net proceeds of $4,047,849.

      On September 10, 2001, the Company secured a $500,000 revolving line of credit with a local financial institution. During 2002, the Company elected to not renew its line of credit based upon the terms of the renewal it received from the lender. Under the terms provided by the lender, the Company would have had to pledge a number of its investments as collateral for the line of credit. As such, these investments would have been unavailable for sale in the open market. The Company felt it was more advantageous to sell these securities in the open market and accordingly did not renew its line of credit.

      On December 31, 2002 we had $745,926 in cash and cash equivalents. The Company has incurred net losses in 2002 and negative cash flows from operations for the past several years. Recently, management has made reductions in its staffing and operating costs to further streamline its costs. Management believes that the cash on hand, combined with the proceeds from sales of investments which are or will become freely tradable in 2003 due to the expiration of various restrictions, combined with a commitment for approximately $247,000 in debt and equity will be sufficient to allow the Company to continue as a going concern for at least a year.

      The commitment, which was obtained on March 20, 2003 provides for a third party to sell 20,000 shares of restricted UTEK common stock at $3 per share and to loan UTEK $200,000 for a two-year period. The loan will be secured by 72,000 unregistered shares of UTEK common stock. The third party, who will earn a fee for this placement, has also committed that they will purchase the shares and advance the funds to UTEK under the same terms if they are unable to find a buyer and/or lender. The closing is expected to be on or before April 30, 2003.

      During 2002, the Company sought to raise cash through the issuance of its common stock in a private placement, but was unsuccessful in doing so on terms it found acceptable. Raising additional monies beyond the $247,000 commitment may be difficult, if it becomes necessary.

      If we are unable to raise sufficient cash through the issuance of either debt or equity instruments, we may have to curtail operations, or change our business model to gain access to additional sources of cash.

Recent Developments

      In February of 2002, Advanced Recycling Sciences, Inc. notified the Company that Advanced Recycling Sciences, Inc. had issued instructions to its transfer agent that effectively prevents the Company from selling at least the majority if not all of the shares of Advanced Recycling Sciences, Inc. that it holds. This action was taken as a result of a dispute that exists between Advanced Recycling Sciences, Inc. and licensor of certain technology to Advanced Recycling Sciences, Inc. The Company is not a party to this license dispute; however, Advanced Recycling Sciences, Inc. did acquire the disputed license in a transaction with the Company.

      The Company intends to pursue all remedies available to it in order to resume the sale of its investment in Advanced Recycling Sciences, Inc. There can be no assurance that the Company will be successful in its efforts to resume the sale of its investment in Advanced Recycling Sciences, Inc. A failure to resume the sale of the Company’s investment in Advanced Recycling Sciences, Inc. would have a material adverse impact on the Company’s financial condition and results of operations.

      On March 7, 2003 the Company announced that The Chief Financial Officer, Michael O. Sullivan, CPA will leave on March 21, 2003 to pursue other interests; and that Carole R. Wright, CPA, UTEK’s Controller and Corporate Secretary, will serve as CFO beginning March 22, 2003.

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

      Because there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company’s portfolio is determined by the Company’s Board of Directors in accordance with the Company’s Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the value of the Company’s portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company’s consolidated statements of operations as “Net increase (decrease) in unrealized appreciation of non-controlled affiliate investments” in the period of change.

Item 8.	Financial Statements and Supplementary Data

UTEK CORPORATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

UTEK Corporation

      We have audited the accompanying consolidated balance sheets of UTEK Corporation, including the schedules of investments, as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2002, and selected per share data and ratios for each of the five years in the period ended December 31, 2002. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the physical inspection of securities owned as of December 31, 2002 and 2001. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of UTEK Corporation at December 31, 2002 and 2001, and the consolidated results of its operations, its cash flows and changes in its net assets for each of the three years in the period ended December 31, 2002, and the selected per share data and ratios for each of the five years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida

February 19, 2003
  except for Note 12 as to which
  the date is March 20, 2003

UTEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
Investments in non-controlled affiliates (cost $9,541,631 and $10,018,958 at December 31, 2002 and December 31, 2001, respectively)	$6,208,090	$9,988,772
Cash and cash equivalents	745,926	1,432,473
Short-term marketable securities	—	282,284
Prepaid expenses and other assets	308,722	192,450
Fixed assets, net	65,255	88,286
Intangible assets	535,147	426,693

TOTAL ASSETS	7,863,140	12,410,958

LIABILITIES
Accrued expenses	126,947	90,125
Income taxes payable	16,781	—
Deferred revenue	127,766	523,406
Deferred income taxes	245,589	1,887,987

TOTAL LIABILITIES	517,083	2,501,518

NET ASSETS	$7,346,057	$9,909,440

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 3,925,672 shares issued and outstanding at December 31, 2002 and 3,915,672 shares issued and outstanding at December 31, 2001	$39,257	$39,157
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	7,058,941	6,988,141
Accumulated income:
Accumulated net operating income	3,122,937	2,969,294
Net realized loss on investments, net of income taxes	(836,125)	(62,863)
Net unrealized depreciation of investments, net of deferred income taxes	(2,091,988)	(18,827)
Foreign currency translation adjustment	53,035	(5,462)

Net assets	$7,346,057	$9,909,440

Net asset value per share	$1.87	$2.53

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31

	2002	2001	2000

Income from operations:
Sale of technology rights	$2,088,254	$3,419,653	$4,501,584
Consulting and other services	1,264,249	534,782	—
Investment income, net	32,832	120,813	75,230

	3,385,335	4,075,248	4,576,814
Expenses:
Salaries and wages	762,914	616,796	376,053
Professional fees	515,164	372,029	309,619
Sales and marketing	723,962	904,141	780,670
General and administrative	1,138,111	719,004	417,526

	3,140,151	2,611,970	1,883,868

Income before income taxes	245,184	1,463,278	2,692,946
Provision for income taxes	91,541	555,298	1,018,334

Net income from operations	153,643	907,980	1,674,612
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of $(466,536), $(52,236) and $14,312 for 2002, 2001 and 2000, respectively	(773,262)	(86,578)	23,715
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $(1,250,811), $(106,681) and $(347,298) for 2002, 2001 and 2000 respectively (Note 4)	(2,073,161)	(177,119)	(575,627)

Net increase (decrease) in net assets from operations	$(2,692,780)	$644,283	$1,122,700

Net increase (decrease) in net assets from operations per share:
Basic	$(.69)	$.17	$.38
Diluted	$(.69)	$.17	$.38
Weighted average shares:
Basic	3,921,535	3,840,714	2,968,018
Diluted	3,921,535	3,882,914	2,968,720

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Year Ended December 31

	2002	2001	2000

Operating Activities:
Net (decrease) in net assets from operations	$(2,692,780)	$644,283	$1,122,700
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
(Increase) decrease in net unrealized depreciation of investments	3,415,355	283,980	922,925
Depreciation	35,657	23,297	19,251
Loss on disposal of fixed asset	1,024	—	—
(Gain) loss on sale of investments	1,215,050	138,814	(38,027)
Deferred income taxes	(1,642,398)	396,199	685,349
Investment securities received for sale of portfolio companies	(2,200,254)	(3,419,653)	(4,301,585)
Services rendered in exchange for investment securities	(633,420)	(453,635)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(162,098)	(117,032)	36,754
Income taxes payable	16,781	—	—
Deferred revenue	32,332	27,008	—
Accrued expenses	36,822	(11,776)	(12,552)

Net cash used in operating activities	(2,577,929)	(2,488,515)	(1,565,185)

Investing Activities:
Proceeds received on sale of investments	1,888,263	5,049,343	62,037
Purchase of investment securities	(50,000)	(5,411,844)	—
Cash acquired in acquisition of PAX Technology Transfer Ltd.	—	27,533	—
Purchases of fixed assets	(5,378)	(26,504)	(14,987)

Net cash provided by (used in) investing activities	1,832,885	(361,472)	47,050

Financing Activities:
Proceeds from short term borrowings	—	150,000	140,975
Repayments on short-term borrowings	—	(189,975)	(101,000)
Net proceeds from issuance of common stock	—	375,617	4,423,181
Net proceeds from issuance of common stock warrants	—	—	30

Net cash provided by financing activities	—	335,642	4,463,186

Foreign currency translation adjustment	58,497	(5,462)	—

Decrease in cash and cash equivalents	(686,547)	(2,519,807)	2,945,051
Cash and cash equivalents at end of period	$745,926	$1,432,473	$3,952,280

Supplemental Disclosures of Non-Cash Investing Activities
Acquisition of Techex Acquisition Corporation	$70,900	$—	$—

Acquisition of PAX Technology Transfer Ltd, net of cash acquired	$—	$412,606	$—

Stock received in settlement of receivable	$—	$39,614	$—

See accompanying notes

UTEK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended December 31

	2002	2001	2000

Changes in net assets from operations:
Net income from operations	$153,643	$907,980	$1,674,612
Net realized gain (loss) on sale of investments	(773,262)	(86,578)	23,715
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(2,073,161)	(177,119)	(575,627)

Net increase (decrease) in net assets from operations	(2,692,780)	644,283	1,122,700

Capital stock transactions:
Common stock issued for cash	—	375,617	4,047,819
Common stock warrants issued for cash	—	—	30
Common stock issued in acquisition of PAX Technology Transfer Ltd.	—	440,000	—
Common stock issued in acquisition of Techex Acquisition Corporation	70,900	—	—

Net increase in net assets from stock transactions	70,900	815,617	4,047,849

Foreign currency translation adjustment	58,497	(5,462)	—

Net increase (decrease) in net assets	(2,563,383)	1,454,438	5,170,549
Net assets at beginning of year	9,909,440	8,455,002	3,284,453

Net assets at end of year	$7,346,057	$9,909,440	$8,455,002

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2002

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates — 84.5%
		of net assets
236,000	3/01	Lexon, Inc., publicly traded over the counter — 0%; developer of health care technology	$39,614	$—
1,344,300	1/99	Image Analysis, Inc., privately held — 0%; medical and hospital equipment developer	1,349,775	—
1,343,400	5/99	Centrex, Inc., publicly traded over the counter — 3.5%; developer of water and purification methodologies	443,322	255,246
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
980,778	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation), publicly traded over the counter — .6%; environmental services.	573,806	45,116
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held — 1.0%; real estate development	90,705	76,451
100,799	3/00	Graphco Technologies, Inc., privately held — 2.8%; developer of e-commerce technologies	952,551	207,646
2,103,053	6/00	Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.) publicly traded over the counter — 3.1%; tire recycling methodologies	1,978,242	231,336
4,221,165	4/01	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) publicly traded over the counter — 62.5%; software products	1,708,000	4,586,435
228,089	5/01	Sense Holdings, Inc., publicly traded over the counter — 1.0%; biometric technologies	59,303	70,708
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held — 1.4%; pharmaceutical developments in dermatology	783,344	104,548
1,000,000	11/01	Primapharm Funding Corporation, privately held — 1.4%; intellectual property development	393,001	100,000
400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net Inc.), publicly traded over the counter — 0%; telecom, educational internet service	12,028	—
47,615	1/02	Group Management Corporation, publicly traded over the counter — 0%; corporate management	46,949	—
2,844,000	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter, digital design and consulting — .8%;	358,102	59,724
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, — .2%; internet/technology services and products	53,161	13,942
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0%; developer of energy technology	14,040	—
486,750	6/02	FullCircle Registry, Inc., publicly traded over the counter, — 5.6%; developer of emergency information technology	519,803	413,738
120,000	9/02	Innovative Medical Services, Inc., publicly traded over the counter, — .6% developer of anti-microbial technology	39,885	43,200

		TOTAL INVESTMENTS — 84.5%	$9,541,631	$6,208,090

		Cash and other assets, less liabilities — 15.5%		1,137,967

		Net assets at December 31, 2002 — 100%		$7,346,057

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily ascertainable market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2002, all of the securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Centrex, Inc., Graphco Technologies, Inc., Prime Pharmaceutical Corporation, Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc., Hydrogen Technology Applications, Inc. Innovative Medical Services, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2001

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates — 100.8%
		of net assets
236,000	3/01	Lexon, Inc. — publicly traded over the counter — .2%; developer of health care technology	$39,614	$21,240
879,300	1/99	Image Analysis, Inc., privately held — 17.2%; medical and hospital equipment developer	219,825	1,705,842
1,584,000	5/99	Centrex, Inc., publicly traded over the counter — 15.7%; developer of water and purification methodologies	522,720	1,552,320
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
1,037,957	6/99	NuElectric Corporation, publicly traded over the counter — 3.8%; environmental services	590,388	373,665
150	11/99	Rosbon, Inc., privately held — 0.8%; real estate development	90,705	76,768
100,799	3/00	Graphco Technologies, Inc., privately held — 5.1%; developer of e-commerce technologies	952,362	511,050
2,326,153	6/00	Advanced Recycling Sciences, Inc., (formerly The Quantum Group, Inc.), publicly traded over the counter — 10.6%; tire recycling methodologies	2,158,952	1,046,769
1,068,354	11/00	Torvec, Inc., publicly traded over the counter — 8.7%; advanced automotive technologies	2,147,392	865,367
641,667	4/01	BitzMart, Inc., privately held — 18.8%; software products	1,658,000	1,867,251
1,850,000	5/01	Sense Holdings, Inc., publicly traded over the counter — 10.3%; biometric technologies	481,000	1,017,500
810,000	9/01	Prime Pharmaceutical Corporation, privately held — 4.1%; pharmaceutical developments in dermatology	486,000	405,000
1,000,000	11/01	Primapharm Funding Corporation, privately held — 4.9%; intellectual property development	490,000	490,000
400,000	11/01	Palladium Communications, Inc., (formerly USAOnestar.Net Inc), publicly traded over the counter — .6%; telecom educational internet service	56,000	56,000

		TOTAL INVESTMENTS — 100.8%	$10,018,958	$9,988,772

		Cash and other assets, less liabilities — (.8)%		(79,332)

		Net assets at December 31, 2001 — 100%		$9,909,440

Notes to Schedule of Investments:

•	The above investments are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily ascertainable market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2001, all of the securities that we have own are “restricted securities,” as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Graphco Technologies, Inc., Torvec, Inc., Lexon, Inc., and Prime Pharmaceutical Corporation. As such, the Company is deemed to be an affiliate of the above companies, as defined under Rule 144, except for those specifically noted.

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

      In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange licensing opportunities and innovations available for partnering. The financial position and results of operation of PAX Technology Transfer Ltd. and Techex Acquisition Corporation have been consolidated into the financial position and results of operation of the Company, since the dates of their respective acquisition.

      As a BDC, we must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed “portfolio” companies.

      The Company invests in portfolio companies that management believes are positioned to benefit from the acquisition of new technology. The Company’s investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities and/or government research facilities. The Company offers to provide portfolio companies with managerial assistance primarily related to technology transfer. Technology transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company also may make additional investments to fund continued research and development of the acquired technologies, but has not done so to date.

      We have executed or will execute our investments in portfolio companies through the creation and capitalization of a subsidiary to acquire a new technology, which subsidiary will then be merged with a portfolio company in a non-taxable exchange of shares of the portfolio company. In connection with such transaction, we receive shares of common stock in the portfolio company in exchange for the securities of our subsidiary company. In addition to holding a license to a new technology, our subsidiary company may also hold cash and other assets. The portfolio companies frequently have little or no prior operating history.

      To establish on-going consulting engagements with its clients, the Company has also developed a strategic alliance arrangement. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

     Principles of Consolidation

      The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Wholly-owned

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Nature of Business and Significant Accounting Policies — (Continued)

subsidiaries used to acquire new technologies are consolidated with the Company prior to exchange of their shares with a portfolio company.

     Impairment of Long-lived Assets

      We account for long-lived asset impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets”. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized. SFAS 144 was adopted on January 1, 2002. Prior to SFAS 144’s adoption, we accounted for impairments under Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

     Intangible Assets

      Intangible assets consist primarily of the excess cost over the fair value of net identifiable assets acquired (goodwill) relating to the September 28, 2001 acquisition of Pax Technology Transfer, Ltd. and software relating to the May 2002 acquisition of TechEx. Accumulated amortization was $8,272 and $0 at December 31, 2002 and 2001 respectively. The software is being amortized over five years. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and as a result, the related goodwill is not being amortized.

     Segment Disclosures

      Management considers the Company as operating in only one segment, the transfer of new technologies. A wholly-owned subsidiary of UTEK Corporation has assets in the United Kingdom, however, the assets and operations are not significant.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

     Investments

      Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the market value of the securities as quoted

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Nature of Business and Significant Accounting Policies — (Continued)

on the stock exchanges. In addition restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

      Without a readily ascertainable market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities owned at December 31, 2002 and December 31, 2001 (84.5% and 100.8% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

     Cash and Cash Equivalents

      The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents.

     Short-term Investments

      In 2001, the Company had a cash management program that provides for the investment of excess cash balances primarily in short-term commercial paper, treasury bills and mutual funds. The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments at December 31, 2001, consisted of a mutual fund, which is stated at market value, with unrealized gains and losses on such securities reflected, net of tax, in net assets. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities.

     Income Taxes

      The Company does not qualify as a Regulated Investment Company for income tax purposes. Therefore, the Company is taxed as a regular “C” corporation for federal and state income tax purposes.

     Revenue Recognition

Sale Of Technology Rights

      The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our subsidiary companies with unrelated portfolio companies. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

Consulting and Other Services

      Revenue derived from consulting services is generally paid in unregistered shares of common stock of the client. When shares of unregistered shares of common stock are received from the client, revenue is recognized as earned, ratably over the term of the underlying consulting agreements. The unregistered shares of common stock received are recorded as an investment at fair value as determined by the Board of Directors.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Nature of Business and Significant Accounting Policies — (Continued)

In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

      In addition to technology transfer merger transactions we offer the strategic alliance agreement. A method of technology transfer already being used by PAX Technology Transfer Ltd., the strategic alliance agreement is a service agreement (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company, or cash. These agreements are cancelable at any time.

      Revenues from strategic alliance agreements in which unregistered shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value as determined by the Board of Directors.

      The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is recognized ratably over the term of the contract, typically ninety days. These contracts are generally paid in the form of cash.

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

     Stock Based Compensation

      The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its qualified and nonqualified stock options whereby compensation expense is recognized if the fair value of the stock option exceeds the exercise price at date of grant. The Company has adopted the disclosure-only option under Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123).

      As required under FAS 123, the following table illustrates the pro forma effects as if the Company had used the fair value method of accounting for its stock options, for each of the years ended December 31:

	2002	2001	2000

Net increase (decrease) in net assets from operations	$(2,692,780)	$644,283	$1,122,700
Pro forma effect	(247,457)	(197,692)	(80,877)

Pro forma net increase (decrease) in net assets from operations	$(2,940,237)	$446,591	$1,041,823

Net increase (decrease) in net assets from operations per share	$(.69)	$.17	$.38
Pro forma per share effect	(.06)	(.05)	(.03)

Pro forma net increase (decrease) in net assets from operations per share	$(.75)	$.12	$.35

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Nature of Business and Significant Accounting Policies — (Continued)

     Concentrations of Credit Risk

      Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The fair value of financial instruments approximates the carrying value based on available market information. The Company invests its excess available funds primarily in U.S. Government backed securities. The Company’s customers are typically located in the United States.

     Research and Development

      Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the twelve months ended December 31, 2002, 2001 and 2000 the Company incurred $-0-, $356,000 and $375,000, respectively, in such costs.

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

     Impact of Future Accounting Standards

      The provisions of SFAS 142 require that a transitional impairment test for goodwill be performed as of the adoption date. The Company has performed this test and has determined that there is no impact in applying SFAS 142 in its financial statements. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual evaluation during the fourth quarter.

2. Investments

      Equity securities at December 31, 2002 and December 31, 2001 (84.5 % and 100.8% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent financial expert, in the absence of readily ascertainable market values.

      The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedule of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be significant.

      As of December 31, 2002 and December 31, 2001, the Company had established three and four subsidiary companies, respectively, which had $-0- net assets.

      On February 19, 2001, the Company sold its Technology Development, Inc. subsidiary company to Advanced Recycling Sciences, Inc., (formerly known as The Quantum Group, Inc.)for 1,446,153 unregistered shares of Advanced Recycling Sciences, Inc. common stock in a non-taxable exchange.

      On April 20, 2001, the Company sold its Watermark Technologies, Inc. subsidiary company to Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) for 450,000 unregistered shares of Stealth MediaLabs, Inc. common stock in a non-taxable exchange.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investments — (Continued)

      On May 31, 2001, the Company sold its Micro Sensor Technologies, Inc. subsidiary company to Sense Holdings, Inc. for 1,850,000 unregistered shares of Sense Holdings, Inc. common stock in a non-taxable exchange.

      On August 14, 2001, the Company acquired 41,667 unregistered shares of common stock from BitzMart, Inc. at $3.00 per share for $125,000.

      On September 27, 2001, the Company acquired 250,000 unregistered shares of common stock from Prime Pharmaceutical Corporation at $.60 per share for $150,000.

      On September 28, 2001, the Company sold its Advanced Microsphere Technology, Inc. subsidiary company to Prime Pharmaceutical Corporation for 560,000 shares of Prime Pharmaceutical Corporation common stock in a non-taxable exchange.

      On September 14, 2001, the Company received 100,000 unregistered shares of common stock from BitzMart, Inc. at $2.31 per share in connection with a strategic alliance agreement.

      On October 29, 2001, the Company received 1,000,000 unregistered shares of common stock from Primapharm Funding Corporation in connection with a strategic alliance agreement. The Company has recognized consulting fees to date relating to 1,000,000 shares.

      On November 1, 2001, the Company received 50,000 unregistered shares of common stock from BitzMart, Inc. at $2.91 per share in connection with a strategic alliance agreement. The Company has recognized consulting fees to date relating to the 50,000 shares.

      On November 28, 2001, the Company received 400,000 unregistered shares of common stock from Palladium Communications, Inc. (formerly known as USAOnestar.net, Inc.) in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 400,000 shares.

      On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.). The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. As of December 31, 2002, the Company has received and recognized to date consulting fees in relation to 44,000 unregistered shares of Circle Group Holdings, Inc.

      On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s common stock in connection with a strategic alliance agreement. As of December 31, 2002, the Company has recognized consulting fees to date related to 47,615 shares. The strategic alliance was cancelled in June 2002 and 66,661 shares were returned to Group Management Corporation.

      On February 11, 2002, the Company entered into a strategic alliance agreement with Voice and Wireless Corporation. The agreement provides for a total of 540,000 unregistered shares of Voice and Wireless Corporation’s common stock to be distributed to the Company pro rata during the term of the agreement. As of December 31, 2002, the Company has recognized consulting fees to date related to 315,000 shares. The strategic alliance was cancelled in August 2002.

      On April 2, 2002, the Company received 48,000 unregistered shares of common stock from Hydrogen Technology Applications, Inc. in a strategic alliance agreement. As of December 31, 2002, the Company has recognized consulting fees to date relating to 36,000 shares.

      On May 7, 2002, the Company sold its Nitrone Scientific, Inc. subsidiary company to Prime Pharmaceutical Corporation for 683,550 shares of Prime Pharmaceutical Corporation’s common stock in a non-taxable exchange.

      On May 7, 2002, the Company sold its Digital Image Enhancement Technologies, Inc. subsidiary company to Image Analysis, Inc. for 465,000 unregistered shares of Image Analysis, Inc.’s common stock in a non-taxable exchange.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investments — (Continued)

      On May 31, 2002, the Company received 30,000 unregistered shares of common stock from FullCircle Registry, Inc. in a strategic alliance agreement. As of December 31, 2002, the Company has recognized consulting fees to date relating to 17,500 shares.

      On June 11, 2002, the Company sold its Energy Management Technologies, Inc. subsidiary company to Voice and Wireless Corporation for 318,750 unregistered shares of Voice and Wireless Corporation’s common stock in a non-taxable exchange.

      On June 12, 2002, the Company sold its Electronic Luminescent Technologies, Inc. subsidiary company to FullCircle Registry, Inc. for 68,250 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

      On August 27, 2002, the Company sold its Fiber-Gel Technologies, Inc. subsidiary company to Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.) for 2,800,000 unregistered shares of Circle Group Holdings, Inc.’s common stock and a warrant to purchase an additional 500,000 shares of its common stock at $0.36 per share in a non-taxable exchange.

      On September 27, 2002, the Company sold its Spoken Data Technologies, Inc. subsidiary company to FullCircle Registry, Inc. for 157,500 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

      On September 12, 2002, the Company received 120,000 unregistered shares of common stock from Innovative Medical Services, Inc. in a strategic alliance agreement. As of December 31, 2002, the Company has recognized consulting fees to date relating to 35,922 shares.

      On December 24, 2002, the Company received 231,000 unregistered shares of common stock from FullCircle Registry, Inc. at $.86 in connection with a consulting agreement. As of December 31, 2002, the Company has recognized consulting fees to date relating to 231,000 shares.

3. Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2002	2001

Computer Equipment	$87,815	$86,859
Furniture and Fixtures	44,974	43,051
Leasehold Improvements	20,455	19,150

	153,244	149,060
Less accumulated depreciation	(87,989)	(60,774)

	$65,255	$88,286

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

      The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	16,781	—	—

	$16,781	$—	$—

Deferred:
Federal	$64,250	$473,320	$867,428
State	10,510	81,978	150,906

	74,760	555,298	1,018,334

	$91,541	$555,298	$1,018,334

      A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,

	2002	2001	2000

Tax at U.S. statutory rate	$80,028	$497,255	$915,601
State taxes, net of federal benefit	8,820	54,104	98,217
Other	2,693	3,939	4,516

	$91,541	$555,298	$1,018,334

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,

	2002	2001

Net operating loss carryforward	$1,050,332	$871,326
Capital loss carryforward	—	52,236
Tax credit carryforward	16,781	—
Other	(2,301)	(876)
Investments in non-controlled affiliates	(1,310,401)	(2,810,673)

Net deferred tax liability	$(245,589)	$(1,887,987)

      SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Income Taxes — (Continued)

realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance was not necessary as of December 31, 2002 and 2001.

      At December 31, 2002, the Company has available U.S. net operating loss carryforwards of approximately $2,773,000, which expire in years 2012, 2018, 2019, 2020, 2021 and 2022. At December 31, 2002 the Company has a capital loss carryforward of approximately $-0-.

5. Stockholders’ Equity

      Transactions in common stock for the three years ended December 31, 2001 were as follows:

Common Stock	Shares	Par Value	Paid In Capital

Balance at December 31, 1999	2,782,226	$27,822	$2,136,010
Initial public offering — October 25, 2000	1,000,000	10,000	4,037,849

Balance at December 31, 2000	3,782,226	37,822	6,173,859
Private placement — June 2001	73,986	740	374,877
Acquisition PAX Technology Transfer, Ltd — September 2001	59,460	595	439,405

Balance at December 31, 2001	3,915,672	39,157	6,988,141
Acquisition of Techex Acquisition Corporation — May 2002	10,000	100	70,800

Balance at December 31, 2002	3,925,672	$39,257	$7,058,941

      Pursuant to the IPO agreement, the Company issued 100,000 warrants on October 25, 2000 at $.0003 to the underwriter, to purchase an equal number of shares of the Company’s common stock. These warrants are exercisable over the next three years at $9.90 per share. The warrants expire on October 25, 2005.

6. Stock Compensation, Employment Agreements and Stock Options

      The Company accounts for stock grants to employees in exchange for services in accordance with APB No 25, “Accounting for Stock Issued to Employees”. Stock grants to non-employees in exchange for services are accounted for in accordance with FAS 123, “Accounting for Stock-Based Compensation”. There were no expenses related to stock grants to employees and non-employees during fiscal 2002, 2001, and 2000.

      Effective September 1, 1999, the Company entered into five year employment agreements with its CEO and President providing for an annual base salary of $150,000, and $100,000, respectively, for their services. The President resigned effective September 1, 2002. Effective April 2, 2002, the Company entered into a one year employment agreement with its CFO providing for an annual base salary of $100,000 for his services.

      In the year ended December 31, 1999, the Company reserved 750,000 shares of common stock for issuance in connection with the stock option plans. The Company adopted an incentive stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, the Company is authorized to issue options to purchase up to 500,000 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 250,000 shares of the Company’s common stock. Under the 2000 Plan, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. The per share exercise price of each stock option granted under the 1999 Plan and the 2000 Plan must be equal to the quoted fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stock Compensation, Employment Agreements and Stock Options — (Continued)

on the date of grant. At December 31, 2002, 437,534 options from the 1999 Plan had been granted and 200,000 options from the 2000 Plan had been granted.

      Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to account for its stock option plan under APB Opinion 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure-only provisions of SFAS No. 123. Under APB 25, no compensation costs were recognized relating to the option grants because the exercise price of the options awarded was equal to the fair market price of the common stock on the dates of grant. Under SFAS No. 123, the net increase in net assets from operations would have decreased by $247,457, or $.06 per share, for the year ended December 31, 2002, $197,692, or $.05 per share, for the year ended December 31, 2001, $80,877, or $.03 per share, for the year ended December 31, 2000.

      The fair value of each option granted in 2002, 2001 and 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.190	0.309	0.469
Risk-free interest	2.94% to 4.74%	3.69% to 5.09%	5.77%
Expected term	5 years	5 years	5 years

      A summary of the Company’s stock option activity, and related information follows:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding — December 31, 1999	—	$—
Granted	240,000	6.30

Outstanding — December 31, 2000	240,000	$6.30
Granted	258,000	7.02
Exercised	—	—
Canceled/expired	—	—

Outstanding — December 31, 2001	498,000	$6.67
Granted	294,534	7.09
Exercised	—	—
Canceled/expired	(155,000)	6.81

Outstanding — December 31, 2002	637,534	$6.79

Weighted-average fair value of options granted during the year		$1.91

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stock Compensation, Employment Agreements and Stock Options — (Continued)

      Approximately 331,284 options were exercisable at December 31, 2002. The exercise price range of outstanding options at December 31, 2002 follows:

Outstanding	Exercise Price		Exercisable
Options	Range Per Share	Expiration	Options

135,000	$6.00	2005	101,250
55,000	$6.13	2005	42,500
20,000	$5.75	2006	10,000
2,000	$7.50	2006	2,000
5,000	$7.00	2006	5,000
5,000	$7.41	2006	5,000
125,000	$7.40	2006	65,000
2,500	$7.23	2006	2,500
1,000	$7.13	2006	1,000
5,000	$7.25	2006	2,500
5,000	$7.00	2007	1,250
14,488	$7.05	2007	10,738
3,500	$7.08	2007	3,500
252,500	$7.10	2007	76,250
5,000	$7.25	2007	1,250
56	$6.30	2007	56
1,490	$6.10	2007	1,490

637,534			331,284

      The weighted-average remaining contractual life of the outstanding options is approximately 3.6 years, and the initial term for options is generally five years.

7. Commitments and Contingencies

      From time to time, some of the Company’s portfolio companies may receive correspondence or other notices of alleged breach of the license agreement. Some of these correspondences and notices provide for a period of time in which to cure the alleged breach. The failure of the portfolio companies to cure the alleged breach may have a material adverse impact on the Company’s results of operations and financial position.

8. Acquisition of Techex Acquisition Corporation

      In May 2002, the Company acquired 100% of the outstanding common stock of Techex Acquisition Corporation. This acquisition was made with the issuance of 10,000 shares of unregistered common stock valued at $7.09 per share. This acquisition has been accounted for under the purchase method of accounting applying the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. There was no goodwill associated with this transaction and all value was assigned to the website software.

9. Related Party Transactions

      Sam Reiber, the Company’s General Counsel and a director of the Company is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $16,377 and $33,000 in December 31, 2002 and 2001, respectively, in compensation during the past fiscal year for services performed for the Company and holds 6,100 shares of the Company stock.

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Interim Financial Information (Unaudited)

Fiscal year 2002:	March 31	June 30	September 30	December 31

Income from operations	$269,954	$1,957,260	$688,828	$469,293
Net income (loss) from operations	(271,050)	517,650	26,675	(119,932)
Net increase (decrease) in net assets from operations	(512,852)	(1,045,998)	(748,315)	(385,615)
Net increase (decrease) in net assets from operations per share
Basic	$(.13)	$(.27)	$(.19)	$(.10)
Diluted	$(.13)	$(.27)	$(.19)	$(.10)

Fiscal year 2001:	March 31	June 30	September 30	December 31

Income from operations	$1,492,535	$1,657,259	$599,986	$312,103
Net income (loss) from operations	539,174	506,138	111,834	(249,166)
Net increase (decrease) in net assets from operations	753,353	610,834	(1,458,815)	738,911
Net increase (decrease) in net assets from operations per share
Basic	$.20	$.16	$(.38)	$.19
Diluted	$.20	$.16	$(.38)	$.19

11. Subsequent Events

      In February of 2002, Advanced Recycling Sciences, Inc., notified the Company that Advanced Recycling Sciences, Inc. had issued instructions to its transfer agent that effectively prevents the Company from selling at least the majority if not all of the shares that it owns of Advanced Recycling Sciences, Inc. This action was taken as a result of a dispute that exists between Advanced Recycling Sciences, Inc. and licensor of certain technology to Advanced Recycling Sciences, Inc. The Company is not a party to this license dispute; however, Advanced Recycling Sciences, Inc. did acquire the disputed license in a transaction with the Company.

      The Company intends to pursue all remedies available to it in order to resume the sale of its investment in Advanced Recycling Sciences, Inc. There can be no assurance that the Company will be successful in its efforts to resume the sale of its investment in Advanced Recycling Sciences, Inc. A failure to resume the sale of the Company’s investment in Advanced Recycling Sciences, Inc. would have a material negative impact on the Company’s financial condition and results of operations.

12. Other Matters Affecting Operations

      The Company has incurred net losses in 2002 and negative cash flows from operations for the past several years. Recently, management has made reductions in its staffing and operating costs to further streamline its costs. Management believes that the cash on hand, combined with the proceeds from sales of investments which are or will become freely tradable in 2003 due to the expiration of various restrictions, combined with a commitment for approximately $247,000 in debt and equity will be sufficient to allow the Company to continue as a going concern for at least a year.

      The commitment, which was obtained on March 20, 2003 provides for a third party to sell 20,000 shares of restricted UTEK common stock for $3 per share and to loan UTEK $200,000 for a two-year period. The loan will be secured by 72,000 unregistered shares of UTEK common stock. The third party, who will earn a fee for this placement, has also committed that they will purchase the shares and advance the funds to UTEK under the same terms if they are unable to find a buyer and/or lender. The closing is expected to be on or before April 30, 2003.

SELECTED PER SHARE DATA AND RATIOS

	Year Ended December 31

	2002	2001	2000	1999	1998

Per share information
Net asset value, beginning of year	$2.53	$2.24	$1.18	$0.56	$.02
Net increase from operations(1)	.04	.23	0.56	0.10	.05
Net change in realized and unrealized appreciation/depreciation on investments (after taxes)	(.73)	(.14)	(.87)	(.04)	.23
Foreign currency translation adjustment	.01	(.01)	—	—	—
Net increase from stock transactions	.02	.21	1.37	0.56	.26

Net asset value, end of year	$1.87	$2.53	$2.24	$1.18	$.56

Per share market value, end of year(2)	$6.25	$7.10	$5.75	N/A	N/A
Ratios/supplemental data net assets, end of year	$7,346,057	$9,909,440	$8,455,002	$3,284,453	$1,365,647
Ratio of expenses to average net assets(3)	36%	28%	32%	31%	31%
Ratio of net income to average net assets	2%	10%	29%	12%	15%
Diluted weighted average number of shares outstanding during the year	3,921,535	3,882,914	2,968,720	2,682,420	2,304,691

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.
(2)	Not applicable — Prior to public offering of shares.
(3)	Excluding income taxes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the caption “ELECTION OF DIRECTORS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 11.	Executive Compensation

      The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS,” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information set forth under the caption “CERTAIN TRANSACTIONS” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 14.     Controls and Procedures

     Disclosure Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934) within the 90 days prior to the date of filing of this Annual Report on Form 10-K. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934.

     Internal Controls

      Since the date of evaluation, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements — The following financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheets — At December 31, 2002 and 2001

•	Consolidated Statements of Operations — For the fiscal years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows — For the fiscal years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Changes in Net Assets — For the fiscal years ended December 31, 2002, 2001 and 2000

•	Schedule of Investments — At December 31, 2002 and 2001

•	Notes to the Financial Statements

•	Selected Per Share Data and Ratios for the years ended December 31, 2002, 2001, 2000, 1999, and 1998

•	Report of Independent Certified Public Accountants

2. Financial Statement Schedules were omitted as they are not required or are not applicable, or the required information is included in the Financial Statements.

3. Exhibits

                a.   The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)(1)	—	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.
3.(ii)(2)	—	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.
3.(iii)(3)	—	By-Laws of UTEK Corporation.
3.(iv)*	—	Certificate of Amendment to Certificate of Incorporation dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.
4.1(4)	—	Form of Representative’s Warrant.
4.2(5)	—	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.
4.3(6)	—	Specimen Common Stock Certificate.
10.1(7)	—	Form of Financial Consulting Agreement between UTEK Corporation and Schneider Securities, Inc.
10.2(8)	—	1999 Incentive Stock Option Plan, as corrected.
10.3(9)	—	2000 Non-Qualified Stock Option Plan, as corrected.
10.4(10)	—	Employment Agreement with Clifford M. Gross.
10.5(11)	—	Employment Agreement with Uwe Reischl.
10.6(12)	—	Agreement dated January 30, 1998 between UTEK Corporation and the University of South Florida.
10.7(13)	—	Master Agreement dated June 18, 1999 between UTEK Corporation and Johns Hopkins University.
10.8(14)	—	Strategic Alliance dated November 3, 1999 between UTEK Corporation and Fraunhofer Institute for Interfacial Engineering and Biotechnology IGB.
10.9(15)	—	Strategic Alliance dated October 18, 1999 between UTEK Corporation and University of Florida.
10.10(16)	—	Services Agreement dated May 18, 1998 between UTEK Corporation and the University of Memphis.
10.11(17)	—	Consulting Agreement between UTEK Corporation and NuElectric Corporation, dated November 16, 1998.
10.12(18)	—	Consulting Agreement between UTEK Corporation and Darby Group Companies, dated May 3, 1999.
10.13(19)	—	License Agreement dated July 13, 1999 between The Regents of the University of California and E. Coli Measurement Systems, Inc.
10.14(20)	—	License Agreement dated January 1, 1999 between Clean Water Technologies, Inc. and the University of South Florida Research Foundation, Inc.
10.15(21)	—	Sponsored Research Agreement dated February 12, 1999 between Advanced Reinforcing Technologies, Inc. and Cornell University.
10.16(22)	—	License Agreement between Cornell Research Foundation, Inc. and Advanced Reinforcing Technologies, Inc. dated March 1, 1999.
10.17(23)	—	License Agreement dated December 15, 1999 between the California Institute of Technology and Digital Personnel, Inc.
10.18(24)	—	License Agreement dated September 1999 between Safe Water Technologies, Inc. and University of South Florida Research Foundation, Inc.
10.19(25)	—	Strategic Alliance dated December 13, 1999 between UTEK Corporation and Virginia Tech Intellectual Properties, Inc.
10.20(26)	—	Agreement and Plan of Merger dated March 21, 2000 between UTEK Corporation, Digital Personnel, Inc. and Graphco-DPI Holding Company, Inc.
10.21(27)	—	License Agreement dated as of March 28, 2000 between Johns Hopkins University and Zorax, Inc.

10.22(28)	—	Sponsored Research Agreement dated March 31, 2000 between Johns Hopkins University and Zorax, Inc.
10.23(29)	—	Strategic Alliance dated December 23, 1999 between UTEK Corporation and Florida State University Research Foundation.
10.24(30)	—	Strategic Alliance dated March, 23, 2000 between UTEK Corporation and Florida Institute of Technology.
10.25(31)	—	Strategic Alliance dated April 14, 2000 between UTEK Corporation and Sopartec.
10.26(32)	—	Strategic Alliance dated June 1, 2000 between UTEK Corporation and Auburn University.
10.27(33)	—	Commercial Pledge and Security Agreement dated September 13, 2000 between UEK Corporation and The Bank of Tampa.
10.28(34)	—	Merger Agreement dated September 21, 2000 between UTEK Corporation, NuElectric Corporation. and Zorax, Inc.
10.29(35)	—	Merger Agreement dated November 29, 2000 between UTEK Corporation, Torvec, Inc., and Ice Surface Development, Inc.
10.30(36)	—	Safekeeping Agreement dated December 12, 2000 between UTEK Corporation and Bank of Tampa.
10.31(37)	—	Corporate Custody Agreement dated November 27, 2000 between UTEK Corporation and Bank of Tampa.
10.32(38)	—	License Agreement dated as of February 9, 2000 between Dartmouth College and Technology Development, Inc.
10.33(39)	—	Strategic Alliance dated December 14, 2000 between UTEK Corporation and Dartmouth College.
10.34(40)	—	Merger Agreement dated February 19, 2000, between UTEK Corporation, Technology Development, Inc. and The Quantum Group, Inc.
10.35(41)	—	Marketing Agreement dated April 15, 1999 between UTEK Corporation and Wolfram Weinsheimer.
10.36(42)	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Wolfram Weinsheimer.
10.37(43)	—	Marketing Agreement dated December 8, 1998 between UTEK Corporation and Seth Frielich.
10.38(44)	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Seth Frielich.
10.39(45)	—	Marketing Agreement dated January 26, 1999 between UTEK Corporation and Gerald Krueger.
10.40(46)	—	Amendment dated March 29, 2000 to the Marketing Agreement between UTEK Corporation and Gerald Krueger.
10.41(47)	—	Marketing Agreement dated November 6, 2000 between UTEK Corporation and GunnAllen Financial.
10.42(48)	—	Marketing Agreement dated January 10, 2001 between UTEK Corporation and Schneider Securities, Inc.
10.43(50)	—	Extension of Agreement dated January 10, 1998 between UTEK Corporation and the University of South Florida.
10.44(51)	—	Stock Purchase Agreement dated September 28, 2001 between UTEK Corporation and PAX Technology Transfer, Ltd.
10.45(52)	—	Strategic Alliance Agreement dated August 14, 2001 between UTEK Corporation and BitzMart, Inc.
24.1	—	Powers of Attorney (included on signature page).
99.1(53)	—	Code of Ethics of UTEK Corporation.

99.2*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.3*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed Herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(5)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(6)	Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(9)	Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(10)	Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(11)	Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(12)	Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(13)	Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(14)	Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(15)	Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(16)	Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(17)	Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(18)	Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(19)	Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(20)	Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(21)	Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(22)	Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(23)	Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(24)	Incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(25)	Incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(26)	Incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(27)	Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(28)	Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(29)	Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(30)	Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(31)	Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(32)	Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(33)	Incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(34)	Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000.
(36)	Incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(37)	Incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(38)	Incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(39)	Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(40)	Incorporated by reference to Exhibit 2 to the Company’s report on Form 8-K filed on March 6, 2001.
(41)	Incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(42)	Incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(43)	Incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(44)	Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(45)	Incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(46)	Incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(47)	Incorporated by reference to Exhibit 10.41 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(48)	Incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(49)	Incorporated by reference to Exhibit 10.43 to the Company’s report on Form 10-K for the year ended December 31, 2000.
(50)	Incorporated by reference to Exhibit 10.44 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(51)	Incorporated by reference to Exhibit 10.45 to the Company’s report on Form 10-K for the year ended September 30, 2001.
(52)	Incorporated by reference to Exhibit 10.46 to the Company’s report on Form 10-K for the year ended September 30, 2001.
(53)	Incorporated by reference to Exhibit 99 to the Company’s report on Form 10-K for the year ended December 31, 2000.

b.	Reports on Form 8-K filed during the quarter ended December 31, 2002:

Form 8-K/A dated May 31, 2002 (filed October 10, 2002) filing certain information required by Items 7(a) and 7(b) relating to the acquisition by UTEK Corporation of all the outstanding shares of common stock of Techex Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Intellectual Property Technology Exchange, Inc., in a tax-free stock for stock exchange.

Form 8-K dated September 27, 2002 (filed October 10, 2002) reporting under Item 5 the acquisition of Spoken Data Technologies, Inc., a 75% owned subsidiary of UTEK Corporation, by FullCircle Registry, Inc.

c.	Financial Statement Schedules were omitted, as they are not required or not applicable, or the required information is included in the consolidated financial statements and/or related notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

UTEK CORPORATION

By:	/s/ CLIFFORD M. GROSS

Clifford M. Gross
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ CAROLE R. WRIGHT Carole R. Wright	Controller (Principal Accounting Officer)	March 28, 2003

/s/ MICHAEL O. SULLIVAN Michael O. Sullivan	Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ SAM REIBER Sam Reiber	Director	March 28, 2003

/s/ STUART M. BROOKS Stuart M. Brooks	Director	March 28, 2003

/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	March 28, 2003

/s/ ARTHUR CHAPNIK Arthur Chapnik	Director	March 28, 2003

/s/ CARL NISSER Carl Nisser	Director	March 28, 2003

/s/ JOHN MICEK John Micek	Director	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Clifford M. Gross, Chief Executive Officer of UTEK Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of UTEK Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CLIFFORD M. GROSS

Clifford M. Gross
Chief Executive Officer and Chairman

Dated this 28th day of March, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Michael O. Sullivan, Chief Financial Officer of UTEK Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of UTEK Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL O. SULLIVAN

Michael O. Sullivan
Chief Financial Officer

Dated this 28th day of March, 2003

EXHIBIT INDEX

      The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.		Description

99.2	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.3	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).