Form 10-Q
period 2003-03-31
UTEK CORP
filed 2003-06-06
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2003

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE
(State or Jurisdiction of
Incorporation or Organization)

59-3603677
(IRS Employer
Identification No.)

202 S. Wheeler Street
Plant City, FL 33563
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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

On June 2, 2003 there were 4,255,672 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $9,523,785 and $9,541,631 at March 31, 2003 and December 31, 2002, respectively)	$2,713,856	$6,208,090
Cash and cash equivalents	580,045	745,926
Prepaid expenses and other assets	197,580	308,722
Fixed assets, net	58,812	65,255
Intangible assets	525,010	535,147

TOTAL ASSETS	4,075,303	7,863,140

LIABILITIES
Accrued expenses	223,826	126,947
Income taxes payable	16,463	16,781
Deferred revenue	298,971	127,766
Deferred income taxes	—	245,589

TOTAL LIABILITIES	539,260	517,083

NET ASSETS	$3,536,043	$7,346,057

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 3,925,672 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	$39,257	$39,257
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	7,058,941	7,058,941
Accumulated income:
Accumulated net operating income	2,519,463	3,122,937
Net realized loss on investments, net of income taxes of $378,000 and $315,000 at March 31, 2003 and December 31, 2002, respectively	(1,004,636)	(836,125)
Net unrealized depreciation of investments, net of deferred income taxes of $2,219,823 and $787,000 at March 31, 2003 and December 31, 2002, respectively	(5,111,443)	(2,091,988)
Foreign currency translation adjustment	34,461	53,035

Net assets	$3,536,043	$7,346,057

Net asset value per share	$.90	$1.87

See accompanying notes

UTEK Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31

	2003	2002

Income from operations:
Sale of technology rights	$262,857	$—
Consulting fees	239,823	263,936
Investment income, net	1,591	6,018

	504,271	269,954

Expenses:
Salaries and wages	177,312	210,964
Professional fees	260,861	157,242
Sales and marketing	91,464	95,680
General and administrative	285,711	228,020

	815,348	691,906

Loss before income taxes	(311,077)	(421,952)
Provision for income tax expense (benefit)	292,397	(150,902)

Net loss from operations	(603,474)	(271,050)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of $101,669 and $16,881 for 2003 and 2002, respectively	(168,511)	(27,979)
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax benefit of $456,933 and $134,431 for 2003 and 2002, respectively	(3,019,455)	(213,823)

Net decrease in net assets from operations	$(3,791,440)	$(512,852)

Net decrease in net assets from operations per share:
Basic	$(.97)	$(.13)
Diluted	$(.97)	$(.13)
Weighted average shares:
Basic	3,925,672	3,915,672
Diluted	3,925,672	3,915,672

See accompanying notes

UTEK Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31

	2003	2002

Operating Activities:
Net decrease in net assets from operations	$(3,791,440)	$(512,852)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Decrease in net unrealized appreciation of investments	3,476,388	342,830
Depreciation	7,490	8,098
Loss on disposal of fixed asset	—	1,024
Loss on sale of investments	270,180	44,860
Deferred income taxes	(245,589)	(296,790)
Investment securities received from assignment of license	(262,857)	—
Services rendered in exchange for investment securities	(42,963)	(188,511)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	119,913	49,802
Deferred revenue	1,100	(26,263)
Accrued expenses	96,879	10,428

Net cash used in operating activities	(370,899)	(567,374)

Investing Activities:
Proceeds received on sale of investments	223,592	453,790
Purchases of fixed assets	—	(4,455)

Net cash provided by investing activities	223,592	449,335

Foreign currency translation adjustment	(18,574)	(886)

Decrease in cash and cash equivalents	(165,881)	(118,925)
Cash and cash equivalents at beginning of year	745,926	1,432,473

Cash and cash equivalents at end of period	$580,045	$1,313,548

See accompanying notes

UTEK Corporation
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31

	2003	2002

Changes in net assets from operations:
Net loss from operations	$(603,474)	$(271,050)
Net realized loss on sale of investments	(168,511)	(27,979)
Change in net unrealized depreciation of investments, net of related deferred taxes	(3,019,455)	(213,823)

Net decrease in net assets from operations	(3,791,440)	(512,852)

Foreign currency translation adjustment	(18,574)	(9,334)

Net decrease in net assets	(3,810,014)	(522,186)
Net assets at beginning of year	7,346,057	9,909,440

Net assets at end of period	$3,536,043	$9,387,254

See accompanying notes

UTEK Corporation
Financial Highlights
(Unaudited)

	Three Months Ended March 31

	2003	2002

PER SHARE INFORMATION
Net asset value, beginning of period	$1.87	$2.53
Net decrease from operations (1)	(0.15)	(0.07)
Net change in realized and unrealized depreciation on investments, after taxes	(0.81)	(0.06)
Foreign currency translation adjustment	(0.01)	—

Net asset value, end of period	$.90	$2.40

Per share market value, end of period	$5.70	$7.00
RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$3,536,043	$9,387,254
Ratio of expenses to average net assets (2)	15%	7%
Ratio of net loss to average net assets	(11)%	(6)%
Diluted weighted average number of shares outstanding during the period	3,925,672	3,915,672

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

See accompanying notes

UTEK CORPORATION
Schedule of Investments
March 31, 2003
(Unaudited)

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates—76.7% of net assets
236,000	3/01	Lexon, Inc., publicly traded over the counter—0%;	$39,614	$—
		developer of health care technology
1,344,300	1/99	Image Analysis, Inc., privately held — 0%;	1,349,775	—
		medical and hospital equipment developer
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
980,778	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation),	573,806	54,923
		publicly traded over the counter—1.5%; environmental services
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held—1.8%;	90,705	63,086
		real estate development
136,093	3/00	Graphco Technologies, Inc., publicly traded over the counter—	1,025,257	280,351
		8.0%; developer of e-commerce technologies
2,094,053	6/00	Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.)	1,970,952	108,891
		publicly traded over the counter—3.1%; tire recycling methodologies
4,221,165	4/01	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) publicly traded	1,708,000	337,693
		over the counter—9.5%; software products
62,089	5/01	Sense Holdings, Inc., publicly traded over the counter— .3%;	16,143	10,307
		biometric technologies
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 3.1%;	783,344	109,029
		pharmaceutical developments in dermatology
1,000,000	11/01	Primapharm Funding Corporation, privately held— 3.1%;	413,617	109,000
		intellectual property development
400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net Inc.) ,	12,028	—
		publicly traded over the counter—0%; telecom, educational internet service
47,615	1/02	Group Management Corporation, publicly traded over the counter— 0%;	46,949	—
		corporate management
3,669,429	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.),
		publicly traded over the counter, digital design and consulting — 35.2%;	622,358	1,246,717
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter	53.161	10,647
		—.3%; internet/technology services and products
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0%;	14,040	—
		developer of energy technology
486,750	6/02	FullCircle Registry, Inc., publicly traded over the counter, — 6.2%;	519,618	219,038
		developer of emergency information technology
120,000	9/02	Innovative Medical Services, Inc., publicly traded over the counter,	59,559	67,200
		— 1.9% developer of anti-microbial technology
83,478	1/03	Duraswitch Industries, Inc., publicly traded over the counter,	44,459	42,574
		—1.2% developer of electronic switch technologies
160,000	3/03	Sequiam Corporation, publicly traded over the counter, — 1.5%	54,400	54,400
		developer of biological authentication and biometrics technologies

		TOTAL INVESTMENTS—76.7%	$9,523,785	$2,713,856

		Cash and other assets, less liabilities—23.3%		822,187

		Net assets at March 31, 2003—100%		$3,536,043

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily ascertainable market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of March 31, 2003, all of the securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Graphco Technologies, Inc., Prime Pharmaceutical Corporation, Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc., Hydrogen Technology Applications, Inc., Innovative Medical Services, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

See accompanying notes

UTEK CORPORATION
Schedule of Investments
December 31, 2002

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates—84.5% of net assets
236,000	3/01	Lexon, Inc., publicly traded over the counter—0%;	$39,614	$—
		developer of health care technology
1,344,300	1/99	Image Analysis, Inc., privately held—0%; medical and	1,349,775	—
		hospital equipment developer
1,343,400	5/99	Centrex, Inc., publicly traded over the counter—3.5%;	443,322	255,246
		developer of water and purification methodologies
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
980,778	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation),	573,806	45,116
		publicly traded over the counter—.6%; environmental services
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.) , privately held—1.0%;	90,705	76,451
		real estate development
100,799	3/00	Graphco Technologies, Inc., privately held—2.8%;	952,551	207,646
		developer developer of e-commerce technologies
2,103,053	6/00	Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.)	1,978,242	231,336
		publicly traded over the counter—3.1%; tire recycling methodologies
4,221,165	4/01	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) publicly traded	1,708,000	4,586,435
		over the counter—62.5%; software products
228,089	5/01	Sense Holdings, Inc., publicly traded over the counter—1.0%;	59,303	70,708
		biometric technologies
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held—1.4%;	783,344	104,548
		pharmaceutical developments in dermatology
1,000,000	11/01	Primapharm Funding Corporation, privately held—1.4%; intellectual	393,001	100,000
		property development
400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net Inc.) ,	12,028	—
		publicly traded over the counter—0%; telecom, educational internet service
47,615	1/02	Group Management Corporation, publicly traded over the counter—0%;	46,949	—
		corporate management
2,844,000	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter, digital design and consulting—.8%;	358,102	59,724
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter,	53,161	13,942
		—.2%; internet/technology services and products
48,000	4/02	Hydrogen Technology Applications, Inc., privately held,—0%;	14,040	—
		developer of energy technology
486,750	6/02	FullCircle Registry, Inc., publicly traded over the counter,—5.6%;	519,803	413,738
		developer of emergency information technology
120,000	9/02	Innovative Medical Services, Inc., publicly traded over the counter,	39,885	43,200
		—.6% developer of anti-microbial technology

		TOTAL INVESTMENTS—84.5%	$9,541,631	$6,208,090

		Cash and other assets, less liabilities—15.5%		1,137,967

		Net assets at December 31, 2002—100%		$7,346,057

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily ascertainable market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2002, all of the securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Centrex, Inc., Graphco Technologies, Inc., Prime Pharmaceutical Corporation, Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc., Hydrogen Technology Applications, Inc., Innovative Medical Services, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

UTEK Corporation
Notes to Consolidated Financial Statements
(Information as of March 31, 2003 and 2002 and for each of the three months periods then ended is unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the “Company”) as of March 31, 2003 and 2002 and for three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

     In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website is used by many technology transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. The financial position and results of operation of PAX Technology Transfer Ltd. and TechEx have been consolidated into the financial position and results of operation of the Company since the dates of their respective acquisition.

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

     To establish on-going consulting engagements with its clients, the Company has also developed a strategic alliance consulting services. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

Investments

     Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately—owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the market value of the securities as quoted on the stock exchanges. In addition, restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

     Without a readily ascertainable market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Equity securities owned at March 31, 2003 and December 31, 2002 (76.7% and 84.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

     Consulting and Other Services

     Revenue derived from consulting services is generally paid in unregistered shares of common stock of the client. When unregistered shares of common stock are received from the client, revenue is recognized as earned, ratably over the term of the underlying consulting agreements. The unregistered shares of common stock received are recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

     In addition to technology transfer merger transactions we offer strategic alliance consulting services. A method of technology transfer already being used by PAX Technology Transfer Ltd., strategic alliance services are performed pursuant to service agreements (usually one year in length) in which the Company provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company, or cash. These agreements are cancelable at any time.

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

     Revenue from the sale of subscriptions to the TechEx.com website, generally is received in the form of cash, and initially is deferred and subsequently recognized ratably over the term of the subscription.

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned searches and investigations aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the periods ended March 31, 2003 and 2002, the Company incurred no such costs.

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

Stock-Based Compensation

     At March 31, 2003, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Stock Option Plan and 2000 Non-Qualified Stock Option Plan of UTEK Corporation. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) was provided in our annual report on Form 10-K for the year ended December 31, 2003; and was determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

     Outstanding options as of March 31, 2003 had a weighted average remaining contractual life of 3.4 years. The per share weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was 2.36 and 2.61, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31, 2003	March 31, 2002

Risk-free interest rate	4.78	4.92
Volatility factor	.19	.19
Dividend yield	—	—
Weighted average expected life of options	5	5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Under the fair value method of accounting prescribed under SFAS 123, employee compensation cost related to stock options, net of related income tax effects, would have been $25,013 and $32,685 for the quarters ended March 31, 2003 and 2002, respectively. The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002 would have been as follows:

	March 31, 2003	March 31, 2002

Net increase (decrease) in net assets from operations:
As reported	$(3,791,440)	$(512,852)
Fair value stock compensation expense	(25,013)	(32,685)

Pro forma	$(3,816,453)	$(545,537)
Earnings per share — Basic:
As reported	$(.97)	$(.13)
Pro forma	(.99)	(.14)
Earnings per share — Diluted:
As reported	$(.97)	$(.13)
Pro forma	$(.99)	(.14)

2. Investments

     Equity securities at March 31, 2003 and December 31, 2002, (76.7% and 84.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of valuation appraisals provided by an independent valuation service provider, in the absence of readily ascertainable market values.

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

     As of March 31, 2003 and December 31, 2002, the Company had established three and four subsidiary companies, with $-0- net assets.

     On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.). The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. As of March 31, 2003, the Company has received and recognized to date consulting fees in relation to 48,000 unregistered shares of Circle Group Holdings, Inc.

     On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s common stock in connection with a strategic alliance agreement. The Company recognized consulting fees related to 47,615 shares. The strategic alliance was cancelled in June 2002 and 66,661 shares were returned to Group Management Corporation.

     On February 11, 2002, the Company entered into a strategic alliance agreement with Voice and Wireless Corporation. The agreement provides for a total of 540,000 unregistered shares of Voice and Wireless Corporation’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company recognized consulting fees related to 315,000 shares. The strategic alliance was cancelled in August 2002.

     On April 2, 2002, the Company received 48,000 unregistered shares of common stock from Hydrogen Technology Applications, Inc. in a strategic alliance agreement. As of March 31, 2003, the Company has recognized consulting fees to date relating to 48,000 shares.

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

     On May 31, 2002, the Company received 30,000 unregistered shares of common stock from FullCircle Registry, Inc. in a strategic alliance agreement. As of March 31, 2003, the Company has recognized consulting fees to date relating to 25,000 shares.

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

     On September 12, 2002, the Company received 120,000 unregistered shares of common stock from Innovative Medical Services, Inc. in a strategic alliance agreement. As of March 31, 2003, the Company has recognized consulting fees to date relating to 65,922 shares.

     On December 24, 2002, the Company received 231,000 unregistered shares of common stock from FullCircle Registry, Inc. at $.86 in connection with a consulting agreement. The Company has recognized consulting fees to date relating to 231,000 shares.

     On January 15, 2003, the Company received 83,478 unregistered shares of common stock from Duraswitch Industries, Inc. in a strategic alliance agreement. As of March 31, 2003, the Company has recognized consulting fees to date relating to 17,392 shares.

     On March 18, 2003, the Company received 160,000 unregistered shares of common stock from Sequiam Corporation in a strategic alliance agreement. As of March 31, 2003, the Company has recognized consulting fees to date relating to 5,778 shares.

     On March 26, 2003, the Company received 35,294 unregistered shares of common stock from Graphco Technologies, Inc. in a strategic alliance agreement. As of March 31, 2003, the Company has recognized consulting fees to date relating to 484 shares.

     On March 26, 2003, the Company received 821,429 unregistered shares of common stock from Circle Group Holdings, Inc. at $.32 per share in connection with an assignment of license. The Company has recognized technology transfer income to date relating to the 821,429 shares received.

3. Commitments and Contingencies

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

4. Valuations

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

     One of our investments, which has represented a significant portion of our investments, Stealth MediaLabs, Inc., filed a Form 8-K in April 2003 disclosing, among other things, their agreement to sell a substantial number of shares of common stock and warrants for eight cents per share. Stealth MediaLabs, Inc. also filed its most recent Form 10-Q in April 2003 further describing a deteriorating financial position as of January 31, 2003. As a result of these public disclosures, the Company has valued its shares of Stealth MediaLabs, Inc. at March 31, 2003 at eight cents per share and its warrants to purchase 200,000 shares of Stealth MediaLabs, Inc. at zero value. This resulted in unrealized depreciation of $4,249,000 in the first quarter of 2003, before income tax effects.

5. Subsequent Events

     In April 2003, the Company completed a private placement transaction of 330,000 shares of its common stock at $3.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. In addition, the purchasers of the shares of common stock were granted certain piggyback registration rights, which will allow the purchasers to include their shares in a registered offering initiated by UTEK Corporation within the next twelve months.

     In April 2003, the Company also obtained a loan for $1,000,000 at 12% per annum with all interest paid in advance. The loan matures on April 7, 2005 and no principal repayments are required prior to maturity. The loan is non-recourse except with respect to 360,360 shares of common stock of UTEK Corporation pledged as collateral under the loan.

     The total net proceeds of these transactions to UTEK Corporation, after deducting investment banking fees and prepaid interest, was $1,650,500.

     On June 2, 2003, UTEK received a court order of the Circuit Court for Hillsborough County, Florida (Case No. 02-8638-CA) appointing a receiver for Graphco Technologies, Inc. (one of our investments). UTEK currently has a strategic alliance agreement with Graphco Technologies, Inc. and holds 136,093 shares of its common stock. As of March 31, 2003, UTEK valued the shares of common stock of Graphco Technologies, Inc. at $2.06 per share. At this time, UTEK cannot determine the effect of this information on the valuation of its investment in Graphco Technologies, Inc.; however, it could likely have a material negative impact on UTEK’s valuation of Graphco Technologies, Inc. and, as a result, on UTEK’s financial condition and results of operations.

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

     Valuation of Investments

     The income that we derive from our investments in our portfolio consists of both cash and equity securities that we receive upon disposition of our investments. The value of the equities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent valuation service providers. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     We have retained Bolten Financial Consulting, Inc., to provide us with valuations of our investments (the securities we own), and also updated valuations as of each quarter end. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the three months ended March 31, 2003 and 2002, we paid Bolten Financial Consulting, Inc. a total of $21,388 and $17,292, respectively for its valuation services.

     Without a readily ascertainable market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. Any changes in fair value are recorded in the Company’s Statements of Operations as “Net realized and unrealized gains (losses)” during the period of change.

General

     Our primary business is to make investments in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by exchanging stock in our subsidiaries for stock, cash and other assets we will use to acquire licenses to additional technologies and fund our operations. We believe that we will be able to achieve our objectives by concentrating on investments in companies which we believe are likely to benefit from our management’s expertise in technology transfer.

     Our expenses include salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. Sales and marketing costs include license and sponsored research fees, as well as advertising, commissions, salaries, travel and other expenses that vary with revenues. General and administrative costs include rent, depreciation, office, investor relations expenses and other overhead costs.

     Financial Condition

     The Company’s total assets were $4,075,303 and its net assets were $3,536,043 at March 31, 2003, compared to $7,863,140 and $7,346,057 at December 31, 2002, respectively.

     Net asset value per share (“NAV”) was $.90 at March 31, 2003 and $1.87 at December 31, 2002. Net assets decreased by $3,810,014 for the three months ended March 31, 2003 and decreased by $522,186 for the three months ended March 31, 2002.

The net decrease in total assets, net assets and net asset value during the three months ended March 31, 2003 were primarily attributable to:

•	One technology transfer valued at approximately $263,000 and nine strategic alliance agreements and other consulting agreements with earned revenue of approximately $240,000.

•	A loss on sale, net of income tax benefit, of approximately $169,000 as a result of sales of the Company’s investment of $224,000.

•	A decrease of approximately $3,019,000 in the value of the Company’s investments.

•	The utilization of approximately $371,000 in cash to fund the Company’s operations.

The net decrease in total assets, net assets and net asset value during the three months ended March 31, 2002 were primarily attributable to:

•	Four strategic alliance agreements and other consulting agreements with earned revenue of approximately $264,000.

•	A decline of approximately $214,000 in the value of the Company’s investments.

•	A loss on sale of approximately $45,000 as a result of sales of the Company’s investment of $454,000.

•	The utilization of approximately $567,000 in cash to fund the Company’s operations.

     The Company’s common shares outstanding as of March 31, 2003 and December 31, 2002 were 3,925,672.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity securities that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At March 31, 2003, $2,432,741 or 60% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized depreciation, was $4,313,563; an additional $281,115 or

6.9% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation, was $2,496,366.

     At December 31, 2002, $5,719,445 or 72.7% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized depreciation, after income tax effect, was $70,334; an additional $488,645 or 6.6% of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation, after income tax effect, was $2,021,654.

     The net decrease in the value of publicly traded securities from $5,719,445 to $2,432,741 in the three months ended March 31, 2003 is primarily due to the following events:

•	During the quarter ended March 31, 2003, the Company completed a technology transfer transaction with a publicly traded company. The transaction was completed with Circle Group Holdings, Inc. and added $262,857 in value. In addition, the Company entered into three new strategic alliance agreements that generated $192,218 in initial value. Transactions of this nature result in an increase in the value of thinly traded public securities.

•	During the quarter ended March 31, 2003, the Company sold all of its shares in Centrex, Inc. and a portion of its shares in Sense Holdings, Inc. As a result of these sales, the value of the thinly traded public securities decreased by approximately $307,000. Transactions of this nature result in a decrease in the value of thinly traded public securities.

•	During the quarter ended March 31, 2003, the Company experienced an overall decrease in the fair market value of its thinly traded public securities. This decrease is primarily attributable to a decrease in the value of Stealth MediaLabs, Inc. of approximately $4,250,000 partially offset by an increase in value of Circle Group Holdings, Inc. of approximately $1,187,000. The Company’s other investments experienced declines in their fair market value. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors. As a result of these conditions, the value of our publicly traded securities decreased by approximately $3,300,000.

     A summary of the Company’s investment portfolio is as follows:

	March 31, 2003	December 31, 2002

	(Unaudited)
Investments, at cost	$9,523,785	$9,541,631
Unrealized depreciation, before income tax	(6,809,929)	(3,333,541)

Investments, at fair value	$2,713,856	$6,208,090

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

Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Income from operations. Income from operations increased 87% to $504,271 for the three months ended March 31, 2003 from $269,954 for the three months ended March 31, 2002. The increase in income from operations resulted from completing a sale of technology licensing rights during the period. In the three months ended March 31, 2003, we also rendered services in connection with nine strategic alliances (five of which began in the three months ended March 31, 2003) valued at $107,293, which are included in consulting services. Other consulting services comprise the balance. In the three months ended March 31, 2003, we completed a sale of technology licensing rights valued at $262,857, as compared to no sales of technology rights for the three months ended March 31, 2002. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. On March 26, 2003, we received 821,429 shares of common stock of Circle Group Holdings, Inc. that were valued at $.32 per share for the sale of technology licensing rights describe above.

     Expenses. Total operating expenses for the three months ended March 31, 2003 were $815,348, consisting of salaries and wages of $177,312, professional fees of $260,861, sales and marketing expenses of $91,464, and general and administrative expenses of $285,711. These expenses compared to the $691,906 reported for the three months ended March 31, 2002, consisting of salaries and wages of $210,964, professional fees of $157,242, sales and marketing expenses of $95,680, and general and administrative expenses of $228,020. The 18% increase in total operating expenses was due to the increased costs of insurance and additional nonrecurring professional fees and outside services. The 4% decrease in sales and marketing expenses was due to less travel related costs and a reduced sales staff. The 16% decrease in salaries and wages reflects a reduction in staff, specifically the Company’s president. The 66% increase in professional fees is largely due to the costs associated with a specific project. The 25% increase in general and administrative costs is largely due to an increase in insurance costs and an increase in outside investment banking type services related to the sale of investments that we own.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounted to $168,511 for the three months ended March 31, 2003 and were substantially related to sales as follows:

	Number of	Realized
Company Name	Shares	Loss

Advanced Recycling Sciences, Inc.	9,000	$(3,556)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	166,000	(4,671)

Total		$(168,511)

     Net realized losses on investments amounted to $27,979 for the three months ended March 31, 2002 and related to the sales of 35,100 shares of its Advanced Recycling Sciences, Inc. common stock for $19,997 in cash and the sales of 93,500 shares of its Torvec, Inc. common stock for $151,509 in cash.

     The net unrealized depreciation of investments, net of taxes, increased by $3,019,455 for the three months ended March 31, 2003, compared to net unrealized depreciation of $213,823 for the three months ended March 31, 2002. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended March 31, 2003 and 2002. There was an increase in value in the three months ended March 31, 2003 in our investments in Clean Water Technologies, Inc., Circle Group Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, and Innovative Medical Services, Inc. However, this was fully offset by a decline in value related to our investments in Rosbon, Inc., Advanced Recycling Sciences, Inc., Stealth MediaLabs, Inc., Sense Holdings, Inc., Voice and

Wireless, Inc., FullCircle Registry, Inc., and Duraswitch Industries, Inc. Stealth MediaLabs, Inc. had a significant decline in value at March 31, 2003 due to publicly-disclosed information about its financial condition and agreement to sell a substantial number of shares for eight cents per share.

     On a quarterly basis, net realized and unrealized gains can vary substantially, due to a variety of factors. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

Income Taxes

     The Company reflected an income tax expense of $292,397 on its first quarter 2003 net loss from operations due to a valuation allowance which was recorded to fully offset the associated net deferred tax assets. Similarly, the income tax benefit arising from the change in unrealized depreciation was reduced by the recording of a valuation allowance against the associated deferred tax assets. Future periods' income tax expense or benefit will depend on the results of operations, realized and unrealized gains or losses on investments, and the continued evaluation of the expected realizability of any deferred tax assets.

     The income tax provision in 2002's first quarter was a benefit primarily due to the existence of deferred tax liabilities which more than offset deferred tax assets arising from the losses.

Liquidity and Capital Resources

     Net assets decreased 52% to $3,536,043 at March 31, 2003 from $7,346,057 at December 31, 2002. This decline was due to an overall loss from operations, and realized and unrealized losses on investments. The most significant loss was the $3,019,455 unrealized decline in value of our investments, more specifically as a result of the significant decline in fair value of Stealth MediaLabs, Inc.

     Our primary source of liquidity and capital for the three months ended March 31, 2003 was from the sales of our investments. Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash.

     On March 31, 2003 and December 31, 2002, we had $580,045 and $745,926, respectively, in cash and cash equivalents.

     In April 2003, the Company completed a private placement transaction of 330,000 shares of its common stock at $3.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. In addition, the purchasers of the shares of common stock were granted certain piggyback registration rights, which will allow them to include their shares in a registered offering initiated by UTEK Corporation within the next twelve months.

     In April 2003, the Company also obtained a loan for $1,000,000 at 12% per annum with interest paid in advance. The term of the loan is two years and is non-recourse except with respect to 360,360 shares of common stock of UTEK Corporation pledged as collateral under the loan.

     The total net proceeds of these transactions to UTEK Corporation, after deducting investment banking fees and prepaid interest, was $1,650,500.

     The Company believes its cash on hand, combined with any cash generated from operations, will be sufficient to allow it to continue its operation for at least the next twelve months.

Risk Factors

     Investing in the Company involves a number of significant risks relating to its business and investment objective. As a result, there can be no assurance that the Company will achieve its investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	the ongoing global economic downturn;

•	risk associated with possible disruption in the Company’s operations due to terrorism;

•	future regulatory actions and conditions in the Company’s operating areas; and

•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and SEC filings.

     The Company’s financial results are dependent upon the performance of Circle Group Holdings, Inc.

     The Company’s financial results are dependent upon the performance of Circle Group Holdings, Inc. As of March 31, 2003, the value of its investment in Circle Group Holdings, Inc. was approximately $1.3 million or 36% of its net assets.

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

     We invest in development stage companies that our management believes can benefit from our expertise in technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or become obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases further develop new technologies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies, with greater access to, and resources for, further development of these new technologies. We may lose our entire investment in any or all of our portfolio companies.

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

     As of March 31, 2003, we have completed only twenty-one transactions, including twenty mergers and one stock sale, wherein we sold our subsidiary companies to other companies and seven of these sales have been made to companies that are controlled by the same investor group. As of March 31, 2003, the same investor group had control of Lexon, Inc., Image Analysis, Inc., Centrex, Inc. and Nubar, Inc. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions for the sale of our subsidiary companies in the future.

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

     We are dependent upon our management’s ability to identify portfolio companies to acquire our subsidiary companies.

     Our investment strategy is based upon selling our subsidiary companies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by our subsidiary companies but which they may be neither operating nor established. We do not expect to sell any securities of our subsidiary companies to the public. Therefore, if we fail to identify a portfolio company to acquire a subsidiary company, our entire investment in the portfolio company could be lost.

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

     At March 31 2003, we have completed twenty-one sales of subsidiary companies. Of these sales, fifteen have been to companies that are currently publicly traded, and the remaining transactions have been with privately-owned companies. We are substantially dependent upon the ability of non-public acquirers of our subsidiary companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an portfolio company’s shares, we may be deemed to be an affiliate of the portfolio company which would limit our ability to dispose of securities we receive for our subsidiary companies. Further, our ability to sell the securities we receive for our subsidiary companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any, that might otherwise be realized therefrom.

     The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.

     At March 31, 2003 and December 31, 2002, respectively, investments amounting to $2,713,856 or 76.7% of net assets and $6,208,090 or 84.5% of net assets, have been valued at fair value as determined by our Board of Directors. As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

     Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of March 31, 2003, we have granted options to purchase 637,534 shares of our common stock to certain officers and employees. We have also reserved an additional 112,466 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter of our initial public offering, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

     Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 50% of our common stock as of March 31, 2003. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures.

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

     Internal controls

     Since the date of evaluation, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

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

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

There were no Form 8-K’s filed in the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION (Registrant)

Date: June 6, 2003	/s/ Clifford M. Gross

Clifford M. Gross Chairman and Chief Executive Officer

Date: June 6, 2003	/s/ Carole R. Wright

Carole R. Wright, CPA Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clifford M. Gross, Chief Executive Officer of UTEK Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UTEK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 6th day of June, 2003

/s/ Clifford M. Gross
Clifford M. Gross

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Carole R. Wright, Chief Financial Officer of UTEK Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UTEK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 6th day of June, 2003

/s/ Carole R. Wright
Carole R. Wright