Form 10-Q
period 2003-06-30
UTEK CORP
filed 2003-08-11
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2003

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE
(State or Jurisdiction of
Incorporation or Organization)

59-3603677
(IRS Employer
Identification No.)

202 S. Wheeler Street
Plant City, FL 33563
(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 754-4330

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On August 6, 2003, there were 4,263,172 shares outstanding of the Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $9,812,866 and $9,541,631 at June 30, 2003 and December 31, 2002, respectively)	$3,972,153	$6,208,090
Cash and cash equivalents	1,619,204	745,926
Prepaid expenses and other assets	456,032	308,722
Fixed assets, net	57,412	65,255
Intangible assets	545,524	535,147

TOTAL ASSETS	6,650,325	7,863,140

LIABILITIES
Notes payable	1,000,000	—
Accrued expenses	103,896	126,947
Income taxes payable	17,233	16,781
Deferred revenue	213,016	127,766
Deferred income taxes	—	245,589

TOTAL LIABILITIES	1,334,145	517,083

NET ASSETS	$5,316,180	$7,346,057

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 4,255,672 shares issued and outstanding at June 30, 2003 and 3,925,672 shares issued and outstanding at December 31, 2002	$42,557	$39,257
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	7,946,141	7,058,941
Accumulated income:
Accumulated net operating income	2,506,164	3,122,937
Net realized loss on investments, net of income taxes	(1,011,565)	(836,125)
Net unrealized depreciation of investments, net of deferred income taxes	(4,226,382)	(2,091,988)
Foreign currency translation adjustment	59,265	53,035

Net assets	$5,316,180	$7,346,057

Net asset value per share	$1.25	$1.87

See accompanying notes

3 of 36

UTEK Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Income from operations:
Sale of technology rights	$300,000	$1,623,104	$562,857	$1,623,104
Consulting fees	304,729	310,477	544,552	574,413
Investment income, net	1,906	23,679	3,497	29,697

	606,635	1,957,260	1,110,906	2,227,214

Expenses:
Salaries and wages	164,104	208,013	341,416	418,977
Professional fees	122,149	154,519	383,010	311,761
Sales and marketing	97,102	344,463	188,566	440,143
General and administrative	316,554	425,505	602,265	653,525

	699,909	1,132,500	1,515,257	1,824,406

Income (loss) before income taxes	(93,274)	824,760	(404,351)	402,808
Provision for income taxes (benefit)	(79,975)	307,110	212,422	156,208

Net income (loss) from operations	(13,299)	517,650	(616,773)	246,600
Net realized and unrealized (gains) losses:
Net realized loss on investments, net of income tax benefit of $4,180 and $105,849 for the three and six months ended June 30, 2003, respectively and $44,973 and $61,854 for the three and six months ended June 30, 2002, respectively	(6,929)	(74,540)	(175,440)	(102,519)
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $357,809 and ($361,327) for the three and six months ended June 30, 2003, respectively and $(898,428) and $(1,027,438) for the three and six months ended June 30, 2002, respectively	885,061	(1,489,108)	(2,134,394)	(1,702,931)

Net increase (decrease) in net assets from operations	$864,833	$(1,045,998)	$(2,926,607)	$(1,558,850)

Net increase (decrease) in net assets from operations per share:
Basic	$0.20	$(0.27)	$(0.72)	$(0.40)
Diluted	$0.20	$(0.27)	$(0.72)	$(0.40)
Weighted average shares:
Basic	4,220,287	3,918,969	4,073,794	3,917,329
Diluted	4,259,058	3,918,969	4,073,794	3,917,329

See accompanying notes

4 of 36

UTEK Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30

	2003	2002

Operating Activities:
Net decrease in net assets from operations	$(2,926,607)	$(1,558,850)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Increase in net unrealized depreciation of investments	2,507,172	2,730,369
Depreciation and amortization	14,033	15,586
Loss on disposal of fixed asset	—	1,024
Loss on sale of investments	281,289	164,373
Deferred income taxes	(245,589)	(933,082)
Investment securities received for sale of portfolio companies	(562,857)	(1,623,105)
Services rendered in exchange for investment securities	(143,072)	(350,476)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(159,295)	(5,883)
Deferred revenue	(108)	(9,289)
Accrued expenses	(23,051)	42,645

Net cash used in operating activities	(1,258,085)	(1,526,688)

Investing Activities:
Proceeds received on sale of investments	238,763	716,424
Purchases of fixed assets	(4,130)	(4,455)

Net cash provided by investing activities	234,633	711,969

Financing Activities:
Proceeds from issuance of common stock	890,500	—
Proceeds from long-term borrowings	1,000,000	—

Net cash provided by financing activities	1,890,500	—

Foreign currency translation adjustment	6,230	25,488
Increase (decrease) in cash and cash equivalents	873,278	(789,231)
Cash and cash equivalents at beginning of period	745,926	1,432,473

Cash and cash equivalents at end of period	$1,619,204	$643,242

Supplemental Disclosures of Non Cash Investing Activities
Acquisition of Techex Acquisition Corporation	$—	$70,900

See accompanying notes

5 of 36

UTEK Corporation
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30

	2003	2002

Changes in net assets from operations:
Net income (loss) from operations	$(616,773)	$246,600
Net realized loss on sale of investments	(175,440)	(102,519)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(2,134,394)	(1,702,931)

Net decrease in net assets from operations	(2,926,607)	(1,558,850)

Capital stock transactions:
330,000 shares of common stock issued for cash	890,500	—
10,000 shares of common stock issued for acquisition of TechEx Acquisition Corporation	—	70,900

Net increase in net assets from stock transactions	890,500	70,900

Foreign currency exchange adjustment	6,230	25,488

Net decrease in net assets	(2,029,877)	(1,462,462)
Net assets at beginning of year	7,346,057	9,909,440

Net assets at end of period	$5,316,180	$8,446,978

See accompanying notes

6 of 36

UTEK Corporation
Financial Highlights
(Unaudited)

	Six Months Ended June 30

	2003	2002

PER SHARE INFORMATION
Net asset value, beginning of period	$1.87	$2.53
Net increase (decrease) from operations (1)	(.15)	.06
Net change in realized and unrealized appreciation (depreciation) on investments (after taxes)	(.68)	(.46)
Net increase from stock transactions	.21	.02

Net assets value, end of period	$1.25	$2.15

Per share market value, end of period	$8.45	$7.25

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$5,316,180	$8,446,978
Ratio of expenses to average net assets (2)(3)	22%	20%
Ratio of net income to average net assets (3)	(9)%	3%
Diluted weighted average number of shares outstanding during the period	4,073,794	3,917,329

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Excluding income taxes
(3)	Ratios are on an annualized basis

See accompanying notes

7 of 36

UTEK CORPORATION
Schedule of Investments
June 30, 2003
(Unaudited)

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates—74.7% of net assets
236,000	3/01	Lexon, Inc., publicly traded over the counter —0%; developer of health care technology	$39,614	$—
1,344,300	1/99	Image Analysis, Inc., privately held — 0%; medical and hospital equipment developer	1,349,775	—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
980,778	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation), publicly traded over the counter—1.3%; environmental services.	573,806	66,693
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held—1.1%; real estate development	90,705	61,061
136,093	3/00	Graphco Holdings Corp.(formerly Graphco Technologies, Inc.), publicly traded over the counter — 0%; developer of e-commerce technologies	959,606	—
2,094,053	6/00	Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.) publicly traded over the counter — 1.8%; tire recycling methodologies	1,970,952	94,232
4,221,165	4/01	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) publicly traded over the counter – 0%; software products	1,708,000	—
28,089	5/01	Sense Holdings, Inc., publicly traded over the counter— .1%; biometric technologies	7,303	3,371
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 3.0%; pharmaceutical developments in dermatology	783,344	158,316
1,000,000	11/01	Primapharm Funding Corporation, privately held— 3.1%; intellectual property development	413,617	163,000
400,000	11/01	Park Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter —0%; telecom, educational internet service	12,028	—
47,615	1/02	Group Management Corporation, publicly traded over the counter — 0%; corporate management	46,949	—
3,677,429	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter,— 53.7%; digital design and consulting	615,475	2,854,200
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, — 0%; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0.6%; developer of energy technology	14,040	—
486,750	6/02	FullCircle Registry, Inc., publicly traded over the counter,—.7%; developer of emergency information technology	517,936	33,099
120,000	9/02	Innovative Medical Services, Inc., publicly traded Nasdaq Small Cap, — 1.1%; developer of anti-microbial technology	56,467	60,000
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter, —0.9%; developer of electronic switch technologies	29,031	50,782
160,000	3/03	Sequiam Corporation, publicly traded over the counter, — 1.8%; developer of biological authentication and biometrics technologies	94,007	97,600
1,068,571	4/03	GloTech Industries, Inc., publicly traded over the counter,— 5.6%; developer of lighted technology devices	320,450	299,199
34,000	6/03	E Med Future, Inc., publicly traded over the counter, — .6% manufacturer of needle destruction device	30,600	30,600

		TOTAL INVESTMENTS—74.7%	$9,812,866	$3,972,153

		Cash and other assets, less liabilities—25.3%		1,344,027

		Net assets at June 30, 2003—100%		$5,316,180

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

8 of 36

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).
•	As of June 30, 2003, all of the securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.
•	The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Graphco Holdings Corp., Prime Pharmaceutical Corporation, Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc., Hydrogen Technology Applications, Inc., Innovative Medical Services, Inc., GloTech Industries, Inc., Sequiam Corporation, E Med Future, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc., Duraswitch Industries, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

See accompanying notes

9 of 36

UTEK CORPORATION
Schedule of Investments
December 31, 2002

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates—84.5% of net assets
236,000	3/01	Lexon, Inc., publicly traded over the counter —0%; developer of health care technology	$39,614	$—
1,344,300	1/99	Image Analysis, Inc., privately held — 0%; medical and hospital equipment developer	1,349,775	—
1,343,400	5/99	Centrex, Inc., publicly traded over the counter—3.5%; developer of water and purification methodologies	443,322	255,246
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
980,778	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation), publicly traded over the counter—.6%; environmental services	573,806	45,116
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held—1.0%; real estate development	90,705	76,451
100,799	3/00	Graphco Technologies, Inc., privately held— 2.8%; developer of e-commerce technologies	952,551	207,646
2,103,053	6/00	Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.) publicly traded over the counter — 3.1%; tire recycling methodologies	1,978,242	231,336
4,221,165	4/01	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) publicly traded over the counter – 62.5%; software products	1,708,000	4,586,435
228,089	5/01	Sense Holdings, Inc., publicly traded over the counter— 1.0%; biometric technologies	59,303	70,708
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 1.4%; pharmaceutical developments in dermatology	783,344	104,548
1,000,000	11/01	Primapharm Funding Corporation, privately held— 1.4%;intellectual property development	393,001	100,000
400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net Inc.), publicly traded over the counter —0%; telecom, educational internet service	12,028	—
47,615	1/02	Group Management Corporation, publicly traded over the counter — 0%; corporate management	46,949	—
2,844,000	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter — .8%; digital design and consulting	358,102	59,724
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, —.2%; internet/technology services and products	53,161	13,942
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0%; developer of energy technology	14,040	—
486,750	6/02	FullCircle Registry, Inc., publicly traded over the counter,— 5.6%; developer of emergency information technology	519,803	413,738
120,000	9/02	Innovative Medical Services, Inc., publicly traded over the counter, - .6% developer of anti-microbial technology	39,885	43,200

		TOTAL INVESTMENTS—84.5%	$9,541,631	$6,208,090

		Cash and other assets, less liabilities—15.5%		1,137,967

		Net assets at December 31, 2002—100%		$7,346,057

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.
•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).
•	As of December 31, 2002, all of the securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited. The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Centrex, Inc., Graphco Technologies, Inc., Prime Pharmaceutical Corporation, Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc.,

10 of 36

Hydrogen Technology Applications, Inc., Innovative Medical Services, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc. and Group Management Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

See accompanying notes

11 of 36

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of June 30, 2003 and 2002 and for the three and six month periods then ended is unaudited)

1.   Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the “Company”) as of June 30, 2003 and 2002, and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002. Operating results for the three or six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

     In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of Techex Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website, founded at Yale University, is used by many technology transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. The financial position and results of operation of PAX Technology Transfer Ltd. and TechEx have been consolidated into the financial position and results of operation of the Company since the dates of their respective acquisition.

     As a BDC, we must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed “portfolio” companies.

     The Company invests in portfolio companies that management believes are positioned to benefit from the acquisition of new technology. The Company’s investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities and government research facilities. The Company offers to provide portfolio companies with managerial assistance primarily related to technology transfer. Technology transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company also may make additional investments to fund continued research and development of the acquired technologies.

     Usually we have executed or will execute our investments in portfolio companies through the creation and capitalization of a subsidiary to acquire a new technology, which subsidiary will then be merged with a portfolio company in a non-taxable exchange of shares of the portfolio company. In connection with such transaction, we receive shares of common stock in the portfolio company in exchange for the securities of our subsidiary company. In addition to holding a license to a new technology, our subsidiary company may also hold cash and other assets. The portfolio companies frequently have little or no prior operating history.

     To establish on-going consulting engagements with its clients, The Company has also developed strategic alliance consulting services. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories. Some of our strategic alliance clients engage us to find others to license their existing proprietary technologies.

12 of 36

Investments

     Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the market value of the securities as quoted on the stock exchanges. In addition, restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

     Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2003 and December 31, 2002 (74.7% and 84.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily ascertainable fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Revenue Recognition

     Sale of Technology Rights

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of its subsidiary companies with unrelated portfolio companies. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

     Consulting and Other Services

     Revenue derived from consulting services is generally paid in unregistered shares of common stock of the client. When unregistered shares of common stock are received from the client, revenue is recognized as earned, ratably over the term of the underlying consulting agreements. The unregistered shares of common stock received are recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee in connection with a technology transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

     In addition to technology transfer merger transactions, we offer strategic alliance consulting services. A method of technology transfer already being used by PAX Technology Transfer Ltd., strategic alliance services are performed pursuant to service agreements (usually one year in length) in which the Company provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company, or cash. These agreements are cancelable at any time.

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

13 of 36

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the periods ended June 30, 2003 and 2002, the Company incurred no such costs.

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

Stock-Based Compensation

     At June 30, 2003, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Stock Option Plan and 2000 Non-Qualified Stock Option Plan of UTEK Corporation. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) was provided in our annual report on Form 10-K for the year ended December 31, 2003; and was determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

     Outstanding options as of June 30, 2003 had a weighted average remaining contractual life of 3.7 years. The per share weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 was $2.33 and $2.38, respectively.

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

	June 30, 2003	June 30, 2002

Risk-free interest rate	4.41	4.81
Volatility factor	.31	.19
Dividend yield	—	—
Weighted average expected life of options	5	5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Under the fair value method of accounting prescribed under SFAS 123, employee compensation cost related to stock options, net of related income tax effects, would have been $76,842 and $68,088 for the quarters ended June 30, 2003 and 2002, respectively, and $101,855 and $100,773 for the six months ended June 30, 2003 and 2002, respectively. The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 would have been as follows:

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net increase (decrease) in net assets from operations:
As reported	$864,833	$(1,045,998)	$(2,926,607)	$(1,558,850)
Fair value stock compensation expense	(76,842)	(68,088)	(101,855)	(100,773)

Pro forma	$787,991	(1,114,086)	$(3,028,462)	$(1,659,623)
Earnings per share – Basic:
As reported	$.20	$(.27)	$(.72)	$(.40)
Pro forma	$.19	$(.28)	$(.74)	$(.42)

14 of 36

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Earnings per share – Diluted:
As reported	$.20	$(.27)	$(.72)	$(.40)
Pro forma	$.19	$(.28)	$(.74)	$(.42)

2.   Investments

     All equity securities at June 30, 2003 and December 31, 2002, (74.7% and 84.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of valuation appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

     As of June 30, 2003 and December 31, 2002, the Company had established three and four subsidiary companies, respectively, with $-0- net assets.

     On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.). The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has recognized consulting fees in relation to 48,000 unregistered shares of Circle Group Holdings, Inc. The strategic alliance was renewed in February 2003.

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

     On April 2, 2002, the Company received 48,000 unregistered shares of common stock from Hydrogen Technology Applications, Inc. in a strategic alliance agreement. As of June 30, 2003, the Company has recognized consulting fees to date relating to 48,000 shares.

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

     On May 31, 2002, the Company received 30,000 unregistered shares of common stock from FullCircle Registry, Inc. in a strategic alliance agreement. The Company has recognized consulting fees relating to 30,000 shares.

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

15 of 36

     On September 12, 2002, the Company received 120,000 unregistered shares of common stock from Innovative Medical Services, Inc. in a strategic alliance agreement. As of June 30, 2003, the Company has recognized consulting fees to date relating to 95,922 shares.

     On December 24, 2002, the Company received 231,000 unregistered shares of common stock from FullCircle Registry, Inc. at $.86 in connection with a consulting agreement. The Company has recognized consulting fees relating to 231,000 shares.

     On January 15, 2003, the Company received 83,478 unregistered shares of common stock from Duraswitch Industries, Inc. in a strategic alliance agreement. The Company has recognized consulting fees relating to 34,782 shares. The strategic alliance was cancelled in June 2003 and 48,696 shares were returned to Duraswitch Industries, Inc.

     On February 5, 2003, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.). The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. As of June 30, 2003, the Company has received and recognized to date consulting fees in relation to 20,000 unregistered shares of Circle Group Holdings, Inc.

     On March 18, 2003, the Company received 160,000 unregistered shares of common stock from Sequiam Corporation in a strategic alliance agreement. The Company has recognized consulting fees relating to 45,778 shares.

     On March 26, 2003, the Company received 35,294 unregistered shares of common stock from Graphco Technologies, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 9,307 shares.

     On March 26, 2003, the Company received 821,429 unregistered shares of common stock from Circle Group Holdings, Inc. at $.32 per share in connection with an assignment of license. The Company has recognized technology transfer income to date relating to the 821,429 shares received.

     On April 11, 2003, the Company received 68,571 unregistered shares of common stock from GloTech Industries, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 14,856 shares.

     On June 17, 2003, the Company received 34,000 unregistered shares of common stock from E Med Future, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 1,228 shares.

     On June 23, 2003, the Company sold its Advanced Illumination Technologies, Inc. subsidiary company to GloTech Industries, Inc. for 1,000,000 unregistered shares of GloTech Industries, Inc.’s common stock in a non-taxable exchange.

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

4.   Note Payable

     In April 2003, the Company obtained a loan for $1,000,000 at 12% per annum. The loan is due April 7, 2005, and no principal payments are required prior to maturity. The loan is non-recourse except with respect to 360,360 unissued shares of common stock of UTEK Corporation pledged as collateral to secure the loan. The net amount received by the Company was $760,000 after the prepayment of the total interest due for the two-year period.

5.   Valuations

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

6.   Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe this interpretation will have a material impact on our financial position or results of operations.

16 of 36

7. Subsequent Events

     On July 23, 2003, UTEK acquired the worldwide exclusive license to a Nutritional Analysis Tool (NAT) website developed by the Department of Food Science and Human Nutrition at the University of Illinois. The Company has assigned the license to Circle Group Holdings, Inc. in a stock transaction. The Company received 130,208 shares of Circle Group Holdings, Inc common stock in the transaction valued at approximately $107,000.

17 of 36

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

     Revenue Recognition

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares our subsidiaries with unrelated merger partners. In most cases, the consideration received for the rights is the common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. Revenue derived from consulting services, in which shares of common stock are received from the client is recognized as earned, over the life of the underlying consulting agreements. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee in connection with a technology transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

     Revenue from strategic alliance agreements in which shares of common stock are received before they are earned, is deferred and recognized over the term of each agreement, typically twelve months. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. These agreements are cancelable at any time.

     The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts are deferred and recognized ratably over the term of the contract, typically ninety days.

     Valuation of Investments

     The income that we derive from the sale of technology rights and the provision of consulting services consists of both cash and equity securities that we receive. The value of the equity securities that we receive makes up most of our revenues. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent valuation service providers. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

     The Board of Directors bases its determination of fair value upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of

18 of 36

unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

     We have retained Bolten Financial Consulting, Inc., to provide us with valuations of our investments (the securities we own), and also updated valuations as of each quarter end. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the six months ended June 30, 2003 and 2002, we paid Bolten Financial Consulting, Inc. a total of $46,539 and $39,997, respectively, for its valuation services.

General

     Our primary business is to invest in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by exchanging stock in our subsidiary companies for cash and other assets, which we will use to acquire licenses to additional technologies. We believe that we will be able to achieve our objectives by concentrating on investments in companies which we believe are likely to benefit from our management’s expertise in technology transfer.

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

Financial Condition

     The Company’s total assets were $6,650,325 and its net assets were $5,316,180 at June 30, 2003, compared to $7,863,140 and $7,346,057 at December 31, 2002, respectively.

     Net asset value per share (“NAV”) was $1.25 at June 30, 2003, compared to $1.87 at December 31, 2002. Net assets decreased by $2,029,877 in the six months ended June 30, 2003 and decreased by $1,462,462 in the six months ended June 30, 2002.

     The net decrease in total assets, net assets and net asset value during the three months ended June 30, 2003 were primarily attributable to:

•	One technology transfer valued at approximately $300,000 and strategic alliance agreements and other consulting agreements with earned revenue of approximately $304,000.

•	A loss on sale, net of income tax benefit, of approximately $6,929, as result of sales of the Company’s investments of $15,171.

•	An increase of approximately $605,000 in the value of the Company’s investments.

•	The completion of a private placement and loan proceeds, net of expenses and prepaid interest, of $1,650,500 in cash to fund the Company’s operations.

     The net decrease in total assets, net assets and net asset value during the three months ended June 30, 2002 were primarily attributable to:

•	Four technology transfers valued at approximately $1,623,000 and strategic alliance agreements and other consulting agreements with earned revenue of approximately $310,000.

•	A decline of approximately $1,489,000 in the value of the Company’s investments.

•	A loss on sale, net of income tax benefit of approximately $75,000, as a result of sales of the Company’s investments of $263,000

     The Company’s common shares outstanding as of June 30, 2003 and December 31, 2002 were 4,255,672 and 3,925,672, respectively.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity investments that we receive. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, thinly traded unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At June 30, 2003, $3,589,776 or 54% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized depreciation was $2,149,025; an additional $382,377 or 6%

19 of 36

of the Company’s total assets consisted of non-publicly traded securities at fair value of which net unrealized depreciation was $1,493,826.

     At December 31, 2002, $5,719,445 or 73% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized depreciation, was $70,334; an additional $488,645 or 7% of the Company’s total assets consisted of non-publicly traded securities at fair value, of which net unrealized depreciation was $2,021,654.

     The net decrease in the value of publicly traded securities from $5,719,445 to $3,589,776 in the six months ended June 30, 2003 is primarily due to the following events:

•	During the six months ended June 30, 2003, the Company completed two technology transfer transactions with publicly traded companies. A transaction was completed with Circle Group Holdings, Inc. and added $262,857 in initial value of investments, as well as a transaction with GloTech Industries, Inc., which added $300,000 in initial value of investments. Transactions of this nature result in an increase in the value of publicly traded securities.

•	During the six months ended June 30, 2003, the Company sold all of its shares in Centrex, Inc. and a portion of its shares in Sense Holdings, Inc. and Circle Group Holdings, Inc. As a result of these sales, the value of the publicly traded securities decreased by approximately $317,000. Transactions of this nature result in a decrease in the value of publicly traded securities.

•	During the six months ended June 30, 2003, the Company experienced an overall decrease in the fair market value of its publicly traded securities. This decrease is primarily attributable to a decrease in the value of Stealth MediaLabs, Inc. of approximately $4,586,000 partially offset by an increase in value of Circle Group Holdings, Inc. of approximately $2,794,000. The Company’s other investments in publicly traded companies also experienced significant declines in their fair market value. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors. As a result of these conditions, the value of our portfolio decreased by $2,507,000 of this total decrease, $1,937,000 was related to publicly traded companies.

     A summary of the Company’s investment portfolio is as follows:

	June 30	December 31,
	2003	2002

	(Unaudited)
Investments, at cost	$9,812,866	$9,541,631
Unrealized depreciation, before income tax	(5,840,713)	(3,333,541)

Investments, at fair value	$3,972,153	$6,208,090

     Following an initial investment in a portfolio company, the Company may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase its ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve the Company’s proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital or (5) attempt to preserve or enhance the value of the Company’s investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company, and the Company’s investment or could result in a missed opportunity for the Company to participate to a greater extent in a portfolio company’s successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private portfolio companies. However, there can be no assurance that the Company will have liquid capital. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with Business Development Company (BDC) requirements, even though the follow-on investment opportunity appears attractive.

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

20 of 36

income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     Income from operations. Income from operations decreased 69% to $606,635 for the three months ended June 30, 2003 from $1,957,260 for the three months ended June 30, 2002. For the three months ended June 30, 2003, approximately 63% of our income from operations (revenue) was received in the form of equity securities, which was received for the sale of technology rights and for providing consulting services. The decrease in income from operations resulted from a decline in the number of technology rights transactions for the quarter ended June 30, 2003. During the three months ended June 30, 2003, we completed one technology rights transaction valued at $300,000, compared to four transactions valued at $1,623,104 for the three months ended June 30, 2002. During the three months ended June 30, 2003, we completed one technology transfer transaction with Glotech Industries, Inc. in which we received 1,000,000 shares valued at $.30 per share. Our Board of Directors determines the fair value of the shares we receive in the absence of readily ascertainable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert.

     Expenses. Total operating expenses for the three months ended June 30, 2003 were $699,909 consisting of salaries and wages of $164,104, professional fees of $122,149, sales and marketing expenses of $97,102, and general and administrative expenses of $316,554. These expenses compared to the $1,132,500 reported for the three months ended June 30, 2002, consisting of salaries and wages of $208,013, professional fees of $154,519, sales and marketing expenses of $344,463, and general and administrative expenses of $425,505. The 38% decrease in total operating expenses was due a decreased number of employees, fewer technology transfer costs, and an ongoing effort to cut overhead costs. The 72% decrease in sales and marketing expenses was due to lower costs related to completing fewer technology rights transactions. The 21% decrease in salaries and wages reflects a reduction of two full-time employees, including the full time CFO. The 21% decrease in professional fees is due to a reduction in accounting fees associated with an acquisition in the quarter ended June 30, 2002. The 26% decrease in general and administrative costs is largely due to an overall planned reduction in overhead, more specifically the reduction in costs associated with the annual stockholders’ meeting and board meeting, annual report printing costs, telephone and investor relation costs, in addition a reduction of those administrative costs related to a reduction in staff.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments (net of deferred taxes) amounted to $6,929 for the three months ended June 30, 2003 and related to the sale of 12,000 shares of Circle Group Holdings, Inc. for $9,685 in cash and 34,000 shares of Sense Holdings, Inc. for $5,834 in cash. Net realized losses on investments amounted to $74,540 for the three months ended June 30, 2002 and related to sale of 23,000 shares of Advanced Recycling Sciences, Inc. common stock for $9,260 in cash and the sale of 180,854 shares of Torvec, Inc. common stock for $253,374 in cash during the reporting period.

     The net unrealized depreciation of investments (net of deferred taxes) decreased by $885,061 for the three months ended June 30, 2003, versus an increase in unrealized depreciation of $1,489,108 for the three months ended June 30, 2002. The net unrealized gains for June 30, 2003 consisted of a net increase in the fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended June 30, 2003. There were increases in value related to all of our investments with the exception of our investments in Graphco Technologies, Inc., Advanced Recycling Sciences, Inc., Stealth MediaLabs, Inc., Sense Holdings, Inc., Voice and Wireless Corporation, FullCircle Registry, Inc., Rosbon, Inc., GloTech Industries, Inc. and Innovative Medical Services, Inc. which had decreases in value for the quarter ended June 30, 2003.

     On a quarterly basis, net realized and unrealized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized and unrealized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Income from operations. Income from operations decreased 50% to $1,110,906 for the six months ended June 30, 2003 from $2,227,214 for the six months ended June 30, 2002. The decrease in income from operations resulted from completing two technology rights transactions as compared with four transactions for the six months ended June 30, 2002. As described below, in the six months ended June 30, 2003 we completed two sales of technology rights valued at $562,857, compared to four sales of technology rights valued at $1,623,104 for the six months ended June 30, 2002. During the six months ended June 30, 2003, we completed sale of technology rights transactions with Circle Group Holdings, Inc. in which we received 821,429 shares of common stock of that were valued at $.32 per share and Glotech Industries, Inc. in which we received 1,000,000

21 of 36

shares valued at $.30 per share. Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert.

     Expenses. Total operating expenses for the six months ended June 30, 2003 were $1,515,257 consisting of salaries and wages of $341,416, professional fees of $383,010, sales and marketing expenses of $188,566, and general and administrative expenses of $602,265. These expenses compared to the $1,824,406 reported for the six months ended June 30, 2002, consisting of salaries and wages of $418,977, professional fees of $311,761, sales and marketing expenses of $440,143, and general and administrative expenses of $653,525. The 17% decrease in total operating expenses was due to a decreased number of employees, less cost due to fewer sales of technology rights, and an ongoing effort to reduce overhead costs. The 57% decrease in sales and marketing expenses was due to lower costs related to fewer sales of technology rights. The 19% decrease in salaries and wages reflects the reduction of two full-time employees in the second quarter. The 23% increase in professional fees is largely due to the costs associated with a specific first quarter project. The 8% decrease in general and administrative costs is largely due to ongoing effort to reduce overhead costs, more specifically the costs associated with the annual stockholders’ meeting and board meeting costs, annual report printing costs, telephone and investor relation costs, in addition a reduction of those administrative costs related to a reduction in staff.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments (net of deferred taxes) amounted to $175,440 for the six months ended June 30, 2003 and were related to sales as follows:

	Number of	Realized
Company Name	Shares	Loss

Advanced Recycling Sciences, Inc.	9,000	$(3,556)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	200,000	(6,763)
Circle Group Holdings, Inc.	12,000	(4,837)

Total		$(175,440)

     The net unrealized depreciation of investments, net of taxes, increased by $2,134,394 for the six months ended June 30, 2003, compared to an increase of net unrealized depreciation of $1,702,931 for the six months ended June 30, 2002. The net unrealized losses resulted from a decline in the value of the Company’s assets for the six months ended June 30, 2003 and 2002. There was an increase in value in the six months ended June 30, 2003 in our investments in Clean Water Technologies, Inc., Circle Group Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Duraswitch Industries, Inc., Sequiam Corp, and Innovative Medical Services, Inc. However, this was fully offset by a decline in value related to our investments in Rosbon, Inc., Advanced Recycling Sciences, Inc., Stealth MediaLabs, Inc., Sense Holdings, Inc., Voice and Wireless, Inc., FullCircle Registry, Inc. and Graphco Technologies, Inc. Stealth MediaLabs, Inc. had a significant decline in value during the six months ended June 30, 2003 due to publicly-disclosed information about its financial condition and agreement to sell a substantial number of shares for eight cents per share.

     Net realized and unrealized gains can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized and unrealized gains should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

     Net assets decreased 28% to $5,316,180 at June 30, 2003 from $7,346,057 at December 31, 2002, attributable to a significant decline in the value of our investments, as well as realized losses related to operations and sales of investments.

     Our primary source of liquidity and capital for the three months ended June 30, 2003 was from the completion of a private placement of our securities and loan proceeds, as described below. Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash.

     On June 30, 2003 and December 31, 2002, we had $1,619,204 and $745,926, respectively, in cash and cash equivalents.

     In April 2003, the Company completed a private placement transaction of 330,000 shares of its common stock at $3.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year

22 of 36

after the completion of the private placement transaction. In addition, the purchasers of the shares of common stock were granted certain piggyback registration rights, which will allow them to include their shares in a registered offering initiated by the Company within the next twelve months.

     In April 2003, the Company also obtained a loan for $1,000,000 at 12% per annum with interest paid in advance. The term of the loan is two years and is non-recourse except with respect to 360,360 unissued shares of common stock of the Company pledged as collateral under the loan.

     The total net proceeds of these transactions to UTEK Corporation, after deducting investment banking fees and prepaid interest, was $1,650,500.

Recent Developments

     Currently, our income from operations consists primarily of the sale of technology rights and the consulting income from strategic alliances for equity securities rather than cash. The equity securities that we receive are generally illiquid and subject to restrictions on resale or transferability. Thus, we have decided to focus on growing the amount of cash we generate from our operations. To augment our current business, we may seek to grow the amount of cash generated from our operations through the acquisition of businesses, whether or not complementary to our business, with proven cash flow revenue streams. In this regard, we believe that there may be a number of opportunities to accomplish our goal through the acquisition of businesses in the real estate service industry, including title insurance companies, and other related businesses. We intend to finance most acquisitions through the issuance of our equity securities. There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms. Even if we complete acquisitions, we may experience:

•	delays in realizing the benefits of any acquired company or product lines;

•	diversion of our management’s time and attention from our business;

•	adverse market reaction;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions; or

•	additional risks we may assume in connection with our acquisitions.

Risk Factors

     Investing in the Company involves a number of significant risks relating to its business and investment objective. As a result, there can be no assurance that the Company will achieve its investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	the ongoing global economic downturn;

•	risks associated with possible disruption in the Company’s operations due to terrorism;

•	future regulatory actions and conditions in the Company’s operating areas; and

•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and SEC filings.

     The Company’s financial results are presently dependent upon the performance of Circle Group Holdings, Inc.

23 of 36

     The Company’s financial results are presently dependent upon the performance of Circle Group Holdings, Inc. As of June 30, 2003, the value of its investment in Circle Group Holdings, Inc. was approximately $2.8 million or 54% of its net assets.

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

     Our portfolio companies depend upon the research and development activities of universities and research laboratories, over which neither our portfolio companies nor we have any control.

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

24 of 36

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

     We may need to make additional cash investments in our portfolio companies to provide them with capital to further develop licensed technologies.

     We may have to make additional cash investments in our portfolio companies to protect our overall investment value in the particular company. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio, and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

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

     We have been dependent on a small number of companies, several of which are controlled by the same investor group for the purchase of our subsidiary companies. We have only limited experience selling our subsidiary companies

25 of 36

and of the twenty-three transactions that we have completed, seven have been to companies controlled by the same group of investors.

     As of June 30, 2003, we have completed only twenty-three transactions, including twenty-two mergers and one stock sale, wherein we merged our subsidiary with a portfolio company and seven of these mergers have been made to companies that are controlled by the same investor group. As of June 30, 2003, the same investor group had control of Lexon, Inc., Image Analysis, Inc., Centrex, Inc. and Nubar, Inc. As a result, we have only had the benefit and experience of negotiating such agreements with a small number of investors. We cannot assure you that we will be able to successfully negotiate merger transactions in the future.

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

     Our investment strategy is based upon selling our subsidiary companies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by our subsidiary companies but which they may be neither operating nor established. We do not expect to sell any securities of our subsidiary companies to the public. Therefore, if we fail to identify a portfolio company to acquire a subsidiary company, our entire investment could be lost.

     We are dependent upon and have little or no control over the efforts of portfolio companies to successfully commercialize the acquired technologies or to retain the license to the technology.

     We receive common stock from the portfolio company based upon the mutually agreed upon values of the subsidiary company, its licensed technology and the portfolio company. We then intend to sell the securities that we acquire in exchange for our subsidiary companies at some time in the future. Therefore, our ability to profit from an investment is ultimately dependent upon the price we receive for the shares of the portfolio company. In most cases, the companies that acquire our subsidiary companies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the portfolio companies that acquire our subsidiary companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may face additional risks of product and technological obsolescence and government regulation over which we will have little or no control. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire. They may lose the rights granted to them for the technology for failure to comply with the license agreement. We cannot assure you that any of the portfolio companies will be successful, that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio companies or that our portfolio companies will not take actions that could be detrimental to us.

     Our investments are in development stage companies and, as a result, the value of the securities that we receive in such merger transactions is subject to significant fluctuations.

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

26 of 36

which our portfolio companies operate. If those industries should decline or fail to develop as expected, our investments in our portfolio companies in those industries will be subject to loss.

     We generally receive equity securities as payment for the services we render, rather than cash. The securities that we receive will be subject to restrictions on resale, which will limit our ability to sell these securities and attain liquidity.

     The securities that we receive are subject to restrictions on resale, which will limit our ability to sell these securities. As of June 30, 2003, all of the securities we have received are “restricted securities,” as such term is defined under Rule 144 of the Securities Act of 1933. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933 or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive upon resale, the recorded value of our portfolio company securities.

     We may not be able to merge our subsidiary companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our subsidiary companies. We may be required to sell the securities we receive at a substantial discount to their fair value if no public market exists.

     At June 30, 2003, we have completed twenty-three sales of subsidiary companies. Of these sales, fifteen have been to companies that are currently publicly traded, and the remaining transactions have been with privately-owned companies. We are substantially dependent upon the ability of non-public acquirers of our subsidiary companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of portfolio company’s shares, we may be deemed to be an affiliate of the portfolio company which would limit our ability to dispose of securities we receive for our subsidiary companies. Further, our ability to sell the securities we receive for our subsidiary companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any that might otherwise be realized therefrom.

     Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

     At June 30, 2003 and December 31, 2002, respectively, investments amounting to $3,972,153 or 74.7% of net assets and $6,208,090 or 84.5% of net assets, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

     We adjust quarterly the valuation of our portfolio to reflect the board of directors’ determination of the fair value of each investment in our portfolio. Any charges in fair value are recorded in our statement of operations as “Change in unrealized appreciation (depreciation) of non-controlled affiliate investments.”

     Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of June 30, 2003, we have granted options to purchase 650,017 shares of our common stock to certain officers and employees. We have also reserved an additional 99,983 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter of our initial public offering, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

27 of 36

     We may need to undertake additional financings to continue our operations.

     We anticipate that cash revenue from our operations for the foreseeable future will not be sufficient to meet our operating and capital requirements. As a result, we will likely be required to undertake additional financings to continue or expand our operations. We have no formal commitments for any financings, and there can be no assurance that any such commitments can be obtained on terms acceptable to us, if at all. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain financing as needed, we may be required to reduce the scope of our operations, which could have a material adverse effect on us.

     We have been prohibited from selling our investment in Advanced Recycling Sciences, Inc. and the failure to remove such prohibition would have a material adverse impact on our financial condition and results of operation.

     In February of 2002, Advanced Recycling Sciences, Inc. notified us that Advanced Recycling Sciences, Inc. had issued instructions to its transfer agent that effectively prevents us from selling at least the majority if not all of the shares of Advanced Recycling Sciences, Inc. that we hold. This action was taken as a result of a dispute that exists between Advanced Recycling Sciences, Inc. and licensor of certain technology to Advanced Recycling Sciences, Inc. We are not a party to this license dispute; however, Advanced Recycling Sciences, Inc. did acquire the disputed license in a transaction with us.

     We intend to pursue all remedies available to us in order to resume the sale of our investment in Advanced Recycling Sciences, Inc. There can be no assurance that we will be successful in our efforts to resume the sale of our investment in Advanced Recycling Sciences, Inc. A failure to resume the sale of our investment in Advanced Recycling Sciences, Inc. would have an adverse impact on our financial condition and results of operations.

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

     Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments would have a material adverse effect on our financial condition and the price of our common stock.

     If our portfolio companies fail to comply with the requirements of the forum in which their securities are quoted or the trading market on which their securities are listed, the liquidity and prices of our investments would be materially adversely affected.

     At June 30, 2003, $3,589,776 or 54% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or listed on the Nasdaq SmallCap Market. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or listing on the Nasdaq SmallCap Market, our portfolio companies must remain in compliance certain standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the Nasdaq SmallCap Market.

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

28 of 36

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

     The members of our management have been engaged in the operation of our business for a short period of time and so have limited experience. Some of our directors and executive officers only have experience in science and research. Furthermore, we commenced operations as a business development company in September 2000 and so our directors and executive officers have only had limited experience operating a business development company. In addition, our management has had limited experience in the areas of corporate finance and corporate mergers.

     One of our current stockholders has significant influence over our management and affairs.

     Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 50% of our common stock as of June 30, 2003. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934) as of the end of period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934.

     Internal controls

     There been no changes in the Company’s internal control over financial reporting that occurred during the six ended June 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

29 of 36

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of June 30, 2003, the Company was not a party to any material pending legal proceedings.

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

     The total net proceeds from the private placement transaction to the Company, after deducting placement agent fees $890,000.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on June 3, 2003. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for either matter.

     The following directors were elected to continue their terms as director: Clifford M. Gross, Stuart Brooks, Kwabena Gyimah-Brempong, John Micek and Keith Witter. Each of these directors received 3,573,143 votes in favor, 196 votes withheld. Arthur Chapnik was elected and received votes 3,539,543 in favor, 33,796 votes withheld. Sam Reiber was elected and received votes 3,539,643 in favor, 33,696 votes withheld.

     The other item brought for a vote at the annual meeting of stockholders was to ratify the selection of Ernst & Young, LLP as the Company’s independent accountants for the year ending December 31, 2003. Votes cast were as follows: 3,568,537 votes for the proposal, 4,802 against, and no abstentions.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  List of exhibits.

a.          The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

10.1	License Agreement with the National Institute of Occupational Safety and Health (NIOSH) for Advanced Illumination Technologies, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

30 of 36

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on April 11, 2003 disclosing that it had completed a private placement transaction of 250,000 shares of common stock at $3.00 per share, and a secured a loan for $1,000,000 at 12% per annum with interest paid in advance.

The Company filed a Current Report on Form 8-K pursuant to item 5 on May 29, 2003, regarding the issuance of a press release announcing that it had not yet filed its Form 10-Q for the quarter ended March 31, 2003 with the Securities and Exchange Commission. The press release also disclosed certain information regarding the Company’s financial results for the quarter ended March 31, 2003.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on June 6, 2003 regarding the issuance of a press release announcing its financial results for the quarter ended March 31, 2003.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on June 25, 2003 regarding the disposition of Advanced Illumination Technologies, Inc., its wholly owned subsidiary, to GloTech Industries, Inc. and issuance of a press release announcing the closing of such transaction.

31 of 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION (Registrant)

Date: August 8, 2003	/s/ Clifford M. Gross Clifford M. Gross Chairman and Chief Executive Officer

Date: August 8, 2003	/s/ Carole R. Wright Carole R. Wright, CPA Chief Financial Officer

32 of 36