Form 10-Q
period 2003-09-30
UTEK CORP
filed 2003-11-03
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2003

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

On October 20, 2003, there were 4,452,122 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation
Consolidated Statement of Net Assets

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments in non-controlled affiliates at fair value (cost $11,051,203 and $9,541,631 at September 30, 2003 and December 31, 2002, respectively)	$8,480,769	$6,208,090
Cash and cash equivalents	2,157,914	745,926
Prepaid expenses and other assets	157,839	308,722
Fixed assets, net	50,090	65,255
Intangible assets	547,014	535,147

TOTAL ASSETS	11,393,626	7,863,140

LIABILITIES
Notes payable	817,890	—
Accrued expenses	98,398	126,947
Income taxes payable	—	16,781
Deferred revenue	153,182	127,766
Deferred income taxes	534,865	245,589

TOTAL LIABILITIES	1,604,335	517,083

NET ASSETS	$9,789,291	$7,346,057

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 4,452,122 shares issued and outstanding at September 30, 2003 and 3,925,672 shares issued and outstanding at December 31, 2002	$44,521	$39,257
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	9,008,433	7,058,941
Accumulated income:
Accumulated net operating income	3,341,308	3,122,937
Net realized loss on investments, net of income taxes	(1,063,840)	(836,125)
Net unrealized depreciation of investments, net of deferred income taxes	(1,603,180)	(2,091,988)
Foreign currency translation adjustment	62,049	53,035

Net assets	$9,789,291	$7,346,057

Net asset value per share	$2.20	$1.87

See accompanying notes

UTEK Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Income from operations:
Sale of technology rights	$1,473,121	$465,150	$2,035,978	$2,088,254
Consulting fees	241,419	221,596	785,971	796,009
Investment income, net	8,710	2,082	12,207	31,779

	1,723,250	688,828	2,834,156	2,916,042

Expenses:
Salaries and wages	196,073	180,261	537,489	599,238
Professional fees	258,154	116,090	641,164	427,851
Sales and marketing	256,468	173,137	445,034	613,280
General and administrative	258,083	176,814	860,348	830,339

	968,778	646,302	2,484,035	2,470,708

Income before income taxes	754,472	42,526	350,121	445,334
Provision for income taxes (benefit)	(80,672)	15,851	131,750	172,059

Net income from operations	835,144	26,675	218,371	273,275

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of $31,540 and $137,389 for the three and nine months ended September 30, 2003 and $20,786 and $82,640 for the three and nine months ended September 30, 2002 respectively	(52,275)	(34,444)	(227,715)	(136,963)
Change in net unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $1,582,669 and $294,915 for the three and nine months ended September 30, 2003 and $(446,797) and $(1,474,047) for the three and nine months ended September 30, 2002 respectively	2,623,202	(740,546)	488,808	(2,443,477)

Net increase (decrease) in net assets from operations	$3,406,071	$(748,315)	$479,464	$(2,307,165)

Net increase (decrease) in net assets from operations per share:
Basic	$0.79	$(0.19)	$0.12	$(0.59)
Diluted	$0.76	$(0.19)	$0.11	$(0.59)
Weighted average shares:
Basic	4,327,698	3,925,672	4,159,358	3,920,141
Diluted	4,465,432	3,925,672	4,194,825	3,920,141

See accompanying notes

UTEK Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net increase (decrease) in net assets from operations	$479,464	$(2,307,165)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Change in net unrealized (appreciation) depreciation of investments	(763,107)	3,917,714
Depreciation and amortization	23,074	25,489
Loss on disposal of fixed asset	—	1,024
Proceeds received on sale of investments	378,744	1,084,958
Loss on sale of investments	365,104	219,603
Deferred income taxes	289,276	(1,384,628)
Investment securities received for sale of subsidiary companies	(2,035,978)	(2,088,254)
Services rendered in exchange for investment securities	(207,577)	(445,562)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	193,127	12,782
Deferred revenue	15,551	(8,760)
Accrued expenses	(28,549)	(3,428)
Income taxes payable	(16,781)	—

Total adjustments	(1,787,116)	1,330,938

Net cash used in operating activities	(1,307,652)	(976,227)

Investing Activities:
Purchases of fixed assets	(4,130)	(4,455)

Net cash used by investing activities	(4,130)	(4,455)

Financing Activities:
Proceeds from issuance of common stock (including the exercise of stock options)	1,954,756	—
Proceeds on long-term borrowings	760,000	—

Net cash provided by financing activities	2,714,756	—

Foreign currency translation adjustment	9,014	45,461
Increase (decrease) in cash and cash equivalents	1,411,988	(935,221)
Cash and cash equivalents at beginning of period	745,926	1,432,473

Cash and cash equivalents at end of period	$2,157,914	$497,252

Supplemental Disclosures of Non Cash Investing Activities
Acquisition of Techex Acquisition Corporation	$—	$70,900

See accompanying notes

UTEK Corporation
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30

	2003	2002

Changes in net assets from operations:
Net income from operations	$218,371	$273,275
Net realized loss on sale of investments	(227,715)	(136,963)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	488,808	(2,443,477)

Net increase (decrease) in net assets from operations	479,464	(2,307,165)

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of stock options)	1,954,756	—
10,000 shares of common stock issued for acquisition of Techex Acquisition Corporation	—	70,900

Net increase in net assets from capital stock transactions	1,954,756	70,900

Foreign currency exchange adjustment	9,014	45,461

Net increase (decrease) in net assets	2,443,234	(2,190,804)
Net assets at beginning of year	7,346,057	9,909,440

Net assets at end of period	$9,789,291	$7,718,636

See accompanying notes

UTEK Corporation
Financial Highlights
(Unaudited)

	Nine Months Ended September 30

	2003	2002

PER SHARE INFORMATION
Net asset value, beginning of period	$1.87	$2.53
Net increase from operations (1)	0.05	0.07
Net change in realized and unrealized depreciation on investments (after taxes)	(.14)	(0.65)
Net increase from stock transactions	0.42	0.02

Net asset value, end of period	$2.20	$1.97

Per share market value, end of period	$9.25	$7.10

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$9,789,291	$7,718,636
Ratio of expenses to average net assets (2)(3)	29%	29%
Ratio of net income to average net assets (3)	3%	3%
Diluted weighted average number of shares outstanding during the period	4,194,825	3,920,141

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

(3)	Ratios are on an annualized basis

See accompanying notes

UTEK CORPORATION
Schedule of Investments
September 30, 2003
(Unaudited)

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates-86.6%
236,000	3/01	Lexon, Inc., publicly traded over the counter—0%; developer of health care technology	$39,614	$—
1,344,300	1/99	ClearImage, Inc.(formerly Image Analysis, Inc.), privately held— 0%; medical and hospital equipment developer	1,349,775	—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,778	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation), publicly traded over the counter—1.4%; environmental services.	568,006	134,509
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held—.6%; real estate development	90,705	56,505
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter— 0%; developer of e-commerce technologies	959,606	—
2,094,053	6/00	Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.) publicly traded over the counter—0%; tire recycling methodologies	1,970,952	—
4,221,165	4/01	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) publicly traded over the counter-0%; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held—0%; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0%; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter—.1%; telecom, educational internet service	12,028	1,640
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter—0%; corporate management	46,949	—
3,788,637	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter,—67.8%; digital design and consulting	735,975	6,640,274
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, —0%; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, —0%; developer of energy technology	14,040	—
388,500	6/02	FullCircle Registry, Inc., publicly traded over the counter, —0.1%; developer of emergency information technology	332,244	15,540
71,060	9/02	Innovative Medical Services, Inc., publicly traded Nasdaq Small Cap. —.5%; developer of anti-microbial technology	42,544	46,189
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter, —0.4% developer of electronic switch technologies	29,031	37,217
645,000	3/03	Sequiam Corporation, publicly traded over the counter, —1.5%; developer of biological authentication and biometrics technologies	183,385	148,350
3,198,571	4/03	GloTech Industries, Inc., publicly traded over the counter, —14.0%; developer of lighted technology devices	1,563,852	1,375,385
34,000	6/03	E Med Future, Inc., publicly traded over the counter, -— .2% manufacturer of needle destruction device	28375	25,160

		TOTAL INVESTMENTS—86.6%	$11,051,203	$8,480,769

		Cash and other assets, less liabilities—13.4%		1,308,522

		Net assets at September 30, 2003—100%		$9.789,291

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of September 30, 2003, all of the securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	The Company owns more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., Circle Group Internet, Inc., Glotech Industries, Inc. and Primapharm Funding Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933.

See accompanying notes

UTEK Corporation
Schedule of Investments
December 31, 2002

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value

		Common stock in non-controlled affiliates-100.8%
236,000	3/01	Lexon, Inc., publicly traded over the counter —0%; developer of health care technology	$39,614	$—
1,344,300	1/99	Image Analysis, Inc., privately held — 0%; medical and hospital equipment developer	1,349,775	—
1,343,400	5/99	Centrex, Inc., publicly traded over the counter—3.5%; developer of water and purification methodologies	443,322	255,246
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
980,778	6/99	Clean Water Technologies, Inc. (formerly NuElectric Corporation), publicly traded over the counter—.6%; environmental services	573,806	45,116
150	11/99	Rosbon, LLC (formerly Rosbon, Inc.), privately held—1.0%; real estate development	90,705	76,451
100,799	3/00	Graphco Technologies, Inc., privately held— 2.8%; developer of e-commerce technologies	952,551	207,646
2,103,053	6/00	Advanced Recycling Sciences, Inc. (formerly The Quantum Group, Inc.) publicly traded over the counter — 3.1%; tire recycling methodologies	1,978,242	231,336
4,221,165	4/01	Stealth MediaLabs, Inc. (formerly BitzMart, Inc.) publicly traded over the counter – 62.5%; software products	1,708,000	4,586,435
228,089	5/01	Sense Holdings, Inc., publicly traded over the counter— 1.0%; biometric technologies	59,303	70,708
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 1.4%; pharmaceutical developments in dermatology	783,344	104,548
1,000,000	11/01	Primapharm Funding Corporation, privately held— 1.4%; intellectual property development	393,001	100,000
400,000	11/01	Palladium Communications, Inc. (formerly USAOnestar.Net Inc.), publicly traded over the counter —0%; telecom, educational internet service	12,028	—
47,615	1/02	Group Management Corporation, publicly traded over the counter — 0%; corporate management	46,949	—
2,844,000	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter, digital design and consulting — .8%;	358,102	59,724
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, —.2%; internet/technology services and products	53,161	13,942
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0%; developer of energy technology	14,040	—
486,750	6/02	FullCircle Registry, Inc., publicly traded over the counter, — 5.6%; developer of emergency information technology	519,803	413,738
120,000	9/02	Innovative Medical Services, Inc., publicly traded over the counter, — .6% developer of anti-microbial technology	39,885	43,200

		TOTAL INVESTMENTS—84.5%	$9,541,631	$6,208,090

		Cash and other assets, less liabilities—15.5%		1,137,967

		Net assets at December 31, 2002—100%		$7,346,057

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2002, all of the securities that we own are “restricted securities,” as that term is defined under Rule 144 of the Securities Act of 1933. These securities may not be sold in the absence of registration under the Securities Act of 1933 or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited. The Company owns more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Centrex, Inc., Graphco Technologies, Inc., Prime Pharmaceutical Corporation, Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc., Hydrogen Technology Applications, Inc., Innovative Medical Services, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc. and Group Management

Corporation. As such, the Company is deemed to be an affiliate of these companies, as defined under Rule 144 of the Securities Act of 1933, except for those specifically noted.

See accompanying notes

UTEK Corporation
Notes to Consolidated Financial Statements

(Information as of September 30, 2003 and 2002 and for the three and nine month periods then ended is Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the “Company”) as of September 30, 2003 and 2002 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002. Operating results for the three or nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

     To establish on-going consulting engagements with its clients, the Company has also developed strategic alliance consulting services. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital primarily from universities and federal laboratories. Some of our strategic alliance clients engage us to license their existing proprietary technologies.

Investments

     Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the market value of the securities as quoted on the stock exchanges. In addition, restricted and unregistered publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

     Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at September 30, 2003 and December 31, 2002 (86.6% and 84.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Revenue Recognition

Sale of Technology Rights

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our subsidiary companies with unrelated portfolio companies. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the technology rights is unregistered shares of common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

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

          Revenue from the sale of subscriptions to the TechEx.com website, generally is received in the form of cash, and initially is deferred and subsequently recognized ratably over the term of the subscription, typically one year.

Research and Development

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the nine months ended September 30, 2003 and 2002, the Company incurred no such costs.

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

Stock-Based Compensation

     At September 30, 2003, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Stock Option Plan and 2000 Non-Qualified Stock Option Plan of UTEK Corporation. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to these stock based employee awards.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Under the fair value method of accounting prescribed under SFAS 123, employee compensation cost related to stock options, net of related income tax effects, would have been $42,327 and $14,346 for the quarters ended September 30, 2003 and 2002, respectively and $211,147 and $43,038 for the nine months ended September 30, 2003 and 2002, respectively. The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the quarters ended September 30, 2003 and 2002 would have been as follows:

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net increase (decrease) in net assets from operations:
As reported	$3,406,071	$(748,315)	$479,464	$(2,307,165)
Fair value stock compensation expense	(42,327)	(14,346)	(211,147)	(43,038)

Pro forma	$3,363,744	(762,661)	$268,317	$(2,350,203)
Net increase (decrease) in net assets from operations per share – Basic:
As reported	$.79	$(.19)	$.12	$(.59)
Pro forma	$.78	$(.19)	$.06	$(.60)
Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$.76	$(.19)	$.11	$(.59)
Pro forma	$.75	$(.19)	$.06	$(.60)

2. Investments

     Equity securities at September 30, 2003 and December 31, 2002 (86.6% and 84.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

     As of September 30, 2003 and December 31, 2002, the Company had established three and four subsidiary companies, respectively, with $-0- net assets.

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

     On April 2, 2002, the Company received 48,000 unregistered shares of common stock from Hydrogen Technology Applications, Inc. in a strategic alliance agreement. The agreement was not renewed in April 2003. The Company has recognized consulting fees relating to 48,000 shares.

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

     On May 31, 2002, the Company received 30,000 unregistered shares of common stock from FullCircle Registry, Inc. in a strategic alliance agreement. The agreement was not renewed in May 2003. The Company has recognized consulting fees relating to 30,000 shares.

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

     On September 12, 2002, the Company received 120,000 unregistered shares of common stock from Innovative Medical Services, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 120,000 shares.

     On December 24, 2002, the Company received 231,000 unregistered shares of common stock from FullCircle Registry, Inc. in connection with a consulting agreement. The Company has recognized consulting fees relating to 231,000 shares.

     On January 15, 2003, the Company received 83,478 unregistered shares of common stock from Duraswitch Industries, Inc. in a strategic alliance agreement. The Company has recognized consulting fees relating to 34,782 shares. The strategic alliance was cancelled in June 2003 and unvested 48,696 shares were returned to Duraswitch Industries, Inc.

     On February 5, 2003, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.). The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has recognized to date consulting fees relating to 32,000 unregistered shares of Circle Group Holdings, Inc.

     On March 4, 2003, Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.) completed a 100 for 1 reverse stock split, which reduced the number of shares the Company holds to 4,000 from 400,000 shares.

     On March 18, 2003, the Company received 160,000 unregistered shares of common stock from Sequiam Corporation in a strategic alliance agreement. The Company has recognized consulting fees relating to 85,778 shares.

     On March 26, 2003, the Company received 35,294 unregistered shares of common stock from Graphco Technologies, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 18,130 shares.

     On March 26, 2003, the Company received 821,429 unregistered shares of common stock from Circle Group Holdings, Inc. in connection with an assignment of a technology license.

     On April 11, 2003, the Company received 68,571 unregistered shares of common stock from GloTech Industries, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 31,999 shares.

     On June 17, 2003, the Company received 34,000 unregistered shares of common stock from E Med Future, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 9,728 shares.

     On June 23, 2003, the Company sold its Advanced Illumination Technologies, Inc. subsidiary company to GloTech Industries, Inc. for 1,000,000 unregistered shares of GloTech Industries, Inc.’s common stock in a non-taxable exchange.

     On July 23, 2003, the Company received 130,208 unregistered shares of common stock from Circle Group Holdings, Inc. in connection with an assignment of a technology license.

     On August 28, 2003, the Company sold its Sports Technologies, Inc. subsidiary to GloTech Industries, Inc. for 2,130,000 unregistered shares of GloTech Industries, Inc.’s common stock in a non-taxable exchange. The Company has recognized technology transfer income to date relating to the 2,130,000 shares received.

     On September 10, 2003, the Company sold its Fingerprint Detection Technologies, Inc. subsidiary to Sequiam Corporation for 485,000 unregistered shares of Sequiam Corporation’s common stock in a non-taxable exchange.

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

4. Note Payable

     In April 2003, the Company obtained a loan for $1,000,000 at 12% per annum with interest paid in advance, which resulted in net proceeds of $760,000 with an effective interest rate of approximately 14%. The term of the loan is two years, and no principal payments are required prior to maturity. The loan is non-recourse except with respect to 360,360 unissued shares of common stock of the Company pledged as collateral under the loan.

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

6. Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not believe this interpretation will have a material impact on our financial position or results of operation.

     In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statement of financial position. In addition, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of certain entities. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not fully evaluated the effect of adopting this standard.

7. Subsequent Events

     UTEK acquired the UVentures.com website and certain other intellectual property assets from UVentures, Inc., a leading Internet-based exchange for the marketing of technology developed at universities and research organizations. The transaction was structured as an asset purchase.

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

Revenue Recognition

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our subsidiaries, which hold the license to the technology rights, with unrelated merger partners. In most cases, the consideration received for the technology rights is the common stock of the purchaser. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. In some cases, the Company is paid a fee for negotiating a successful technology transfer. In these instances, revenue is recognized upon consummation of the transaction.

     Revenues from strategic alliance agreements in which shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement, typically twelve months. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received is recorded as an investment at fair value as determined by the Board of Directors. These agreements are cancelable at any time. . In some cases, the Company is paid a fee in connection with a technology transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

     The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is generally received in cash and are deferred and recognized ratably over the term of the contract, typically ninety days.

Valuation of Investments

     The income that we derive from the sale of technology rights and the provision of consulting services consists of both cash and equity securities that we receive. The value of the equity securities that we receive makes up most of our revenues. Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the Nasdaq SmallCap Market, our board of directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. In making its determination, the Board of Directors may consider valuation appraisals provided by independent valuation service providers. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the appraisal is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

     We have retained Bolten Financial Consulting, Inc., to provide us with valuations of our investments (the securities we own), and also updated valuations as of each quarter end. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the nine months ended September 30, 2003 and 2002, we paid Bolten Financial Consulting, Inc. a total of $82,114 and $68,931, respectively for its valuation services.

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

Financial Condition

     The Company’s total assets were $11,393,626 and its net assets were $9,789,291 at September 30, 2003, compared to $7,863,140 and $7,346,057 at December 31, 2002, respectively.

     Net asset value per share (“NAV”) was $2.20 at September 30, 2003, compared to $1.87 at December 31, 2002. Net assets increased by $4,473,111 in the three months ended September 30, 2003 and decreased by $748,342 in the three months ended September 30, 2002. Net assets increased by $2,443,234 in the nine months ended September 30, 2003 and decreased by $2,190,804 in the nine months ended September 30, 2002.

          The net increase in total assets, net assets and net asset value during the three months ended September 30, 2003 were primarily attributable to:

•	Three technology transfers valued at approximately $1,473,000 and strategic alliance agreements and other consulting agreements with earned revenue of approximately $241,000 in the form of stock..

•	A loss on sale, net of income tax benefit of approximately $52,000, as a result of sales of the Company’s investments of $140,000.

•	An increase, net of tax effect, of approximately $2,623,000 in the value of the Company’s investments.

•	The completion of a private placement of 146,450 shares of our common stock for net proceeds of $782,256 and the sale of 50,000 shares of our common stock upon the exercise of stock options for net proceeds of $282,000.

•	The net decrease in total assets, net assets and net asset value during the three months ended September 30, 2002 were primarily attributable to:

•	Two technology transfers valued at approximately $465,000 and strategic alliance agreements and other consulting agreements with earned revenue of approximately $222,000.

•	A decline net of tax effect of approximately $741,000 in the value of the Company’s investments.

•	A loss on sale, net of income tax benefit of approximately $34,000, as a result of sales of the Company’s investments of $369,000

     The Company’s common shares outstanding as of September 30, 2003 and December 31, 2002 were 4,452,122 and 3,925,672, respectively.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity investments that we receive. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At September 30, 2003, $8,424,264 or 74% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized appreciation net of tax effect was $93,893; and an additional $56,505 or .5% of the Company’s total assets consisted of non-publicly traded securities as fair value of which net unrealized depreciation was $1,697,073.

     At December 31, 2002, $5,719,445 or 73% of the Company’s total assets consisted of investments at fair value in thinly traded public companies, of which net unrealized depreciation net of tax effect, was $70,334; an additional $488,645 or 7% of the Company’s total assets consisted of non-publicly traded securities at fair value, of which net unrealized depreciation was $2,021,654.

     The net increase in the value of publicly traded securities from $5,719,445 to $8,424,264 in the nine months ended September 30, 2003 is primarily due to the following events:

•	During the nine months ended September 30, 2003, the Company completed five technology transfer transactions with publicly traded companies. Two transactions were completed with Circle Group Holdings, Inc. and added $369,628 in initial value of investments; two transactions with GloTech Industries, Inc. added $1,535,400 in initial value of investments, as well as a transaction with Sequiam Corporation, which added $130,950 in initial value. Transactions of this nature result in an increase in the value of thinly traded public securities.

•	During the nine months ended September 30, 2003, the Company sold all of its shares in Centrex, Inc. and Sense Holdings, Inc. and a portion of it’s shares in Circle Group Holdings, Inc., Full Circle Registry, Inc., Innovative Medical Services, Inc., and Clean Water Technologies, Inc. As a result of these sales, the value of these thinly traded public traded securities decreased by approximately $373,000. Transactions of this nature result in a decrease in the value of thinly traded public securities.

•	During the nine months ended September 30, 2003, the Company experienced an overall increase in the fair market value of its thinly traded public securities. This increase is primarily attributable to a increase in value of Circle Group Holdings, Inc. of approximately $6,200,000 partially offset by a decrease in the value of Stealth MediaLabs, Inc. of approximately $4,600,000. The Company’s other investments in thinly traded public companies experienced significant declines totaling approximately $800,000 in their fair market value. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors As a result of all these changes in market value, the net value of our publicly traded securities increased by approximately $800,000.

     A summary of the Company’s investment portfolio is as follows:

	September 30,	December 31,
	2003	2002
	(Unaudited)

Investments, at cost	$11,051,203	$9,541,631
Unrealized depreciation, before income tax	(2,570,434)	(3,333,541)

Investments, at fair value	$8,480,769	$6,208,090

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

Results of Operations

     The Company accounts for its operations under generally accepted accounting principles for investment companies. On this basis, the principal measure of the Company’s financial performance is the “Net increase (decrease) in net assets from operations” which is the sum of three elements. The first element is “Net income (loss) from operations,” which is the difference between the Company’s income from technology transfers, consulting fees, interest, dividends, fees and other income and its operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investment,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the fair value of the Company’s investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     Three months ended September 30, 2003 compared to the three months ended September 30, 2002.

     Income from operations. Income from operations increased 150% to $1,723,250 for the three months ended September 30, 2003 from $688,828 for the three months ended September 30, 2002. For the three months ended September 30, 2003, approximately 89% of our income from operations (revenue) was received in the form of equity securities, which was received for the sale of technology rights and for providing consulting services. The increase in income from operations resulted from an increase in the number of technology rights transactions for the quarter ended September 30, 2003. During the three months ended September 30, 2003, we completed three technology rights transactions valued at $1,473,121, compared to two transactions valued at $465,150 for the three months ended September 30, 2002. During the three months ended September 30, 2003, we completed technology transfer transactions with Glotech Industries, Inc. in which we received 2,130,000 shares valued at $.51 per share, with Circle Group Holdings, Inc. in which we received 130,208 shares valued at $.82, and with Sequiam Corporation in which we received 485,000 shares valued at $.27. Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation reports provided by an independent valuation service provider.

     Expenses. Total operating expenses for the three months ended September 30, 2003 were $968,778 consisting of salaries and wages of $196,073, professional fees of $258,154, sales and marketing expenses of $256,468, and general and administrative expenses of $258,083. These expenses compared to the $646,302 reported for the three months ended September 30, 2002, consisting of salaries and wages of $180,261, professional fees of $116,090, sales and marketing expenses of $173,137, and general and administrative expenses of $176,814. The 50% increase in total operating expenses was due to increased professional fees, greater technology transfer costs, interest expense on loan, increased investment banking fees, and the cost of an increased marketing effort. The 48% increase in sales and marketing expenses was due to costs related to completing additional technology transfer transactions, as well as the additional costs of participating in marketing trade shows. The 49% increase in salaries and wages reflects an increase in salaries for PAX employees, offset by a reduction of UTEK employees. The 122% increase in professional fees is due to an increase in accounting fees associated with the quarterly reviews, an increase in legal fees related to quarterly reviews and capital raising transactions, as well as an increase in valuation costs due to an increasing number of investments. The 46% increase in general and administrative costs is due to interest expense on additional debt financing, increased outside services related to fundraising and an increase in investor relations costs.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses). Net realized losses before income tax effect on investments amounted to $52,275 for the three months ended September 30, 2003 and were related to sales as follows:

	Number of	Realized
	Shares	Gain (Loss)
Company Name
Innovative Medical Services.	48,940	$10,821
Clean Water Technologies, Inc.	20,000	(335)
Sense Holdings, Inc.	28,089	(1,892)
Circle Group Holdings, Inc.	31,000	50,292
Full Circle Registry, Inc.	98,250	(111,161)

Total		$(52,275)

     On a quarterly basis, net realized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Changes in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At September 30, 2003, approximately 86.6% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the Nasdaq SmallCap Market, our board of directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

     The net unrealized depreciation of investments (net of deferred taxes) decreased by $2,623,202 for the three months ended September 30, 2003, versus an increase in unrealized depreciation of $740,546 for the three months ended September 30, 2002. The net unrealized gains for September 30, 2003 consisted of a net increase in the fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended September 30, 2003. There were increases in value related to our investments in GloTech Industries, Inc., Innovative Medical Services, Inc., Clean Water Technologies, Inc., Peak Entertainment Holdings, Inc., and Circle Group Holdings, Inc.

     Our two most significant portfolio investments are in Circle Group Holdings, Inc. and GloTech Industries, Inc. The following is a simplified summary of the methodology that we used to determine the fair value of these investments.

     Circle Group Holdings, Inc. At September 30, 2003, the fair value of our investment in Circle Group Holdings, Inc. was approximately $6.6 million. The fair value of our investment in Circle Group Holdings, Inc. increased by approximately $3.0 million for the three months ended September 30, 2003. This increase is due to the approximately 111,000 shares received for technology rights transactions and a 140% increase in the market price per common share of Circle Group Holdings, Inc. in the nine months ended September 30, 2003.

     GloTech Industries, Inc. At September 30, 2003, the fair value of our investment in GloTech Industries, Inc. was approximately $1.4 million. The fair value of our investment in GloTech Industries, Inc. decreased by approximately $200,000 for the three months ended September 30, 2003, due to a decline in the market value of the stock.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Income from operations. Income from operations decreased 3% to $2,834,156 for the nine months ended September 30, 2003 from $2,916,042 for the nine months ended September 30, 2002. As described below, in the nine months ended September 30, 2003 we completed five sales of technology rights valued at $2,035,978, compared to six sales of technology rights valued at $2,088,254 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we completed technology rights transactions with Circle Group Holdings, Inc. in which we received 821,429 shares of common stock valued at $.32 per share, Glotech Industries, Inc. in which we received 1,000,000 shares of common stock valued at $.30 per share, GloTech Industries, Inc. in which we received 2,130,000 shares of common stock valued at $.51 per share, Sequiam Corporation in which we received 485,000 shares of common stock valued at $.27 per share and Circle Group Holdings, Inc. in which we received 130,208 shares valued due to a rising market price at an increased $.82. Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation reports provided by an independent valuation service provider.

     Expenses. Total operating expenses for the nine months ended September 30, 2003 were $2,484,035 consisting of salaries and wages of $537,489, professional fees of $641,164, sales and marketing expenses of $445,034, and general and administrative expenses of $860,348. These expenses compared to the $2,470,708 reported for the nine months ended September 30, 2002, consisting of salaries and wages of $599,238, professional fees of $427,851, sales and marketing expenses of $613,280, and general and administrative expenses of $830,339. The 27% decrease in sales and marketing expenses was due to lower costs related to travel for sales, a reduction in advertising, and lower costs related to the five technology transfers. The 10% decrease in salaries and wages reflects the reduction of staff in the second quarter of 2003. The 50% increase in professional fees is largely due to the costs associated with a specific first quarter project, as well as increased fees related to the SEC filing reviews and capital raising transactions.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of values of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized Gains (Losses). Net realized losses on investments amounted to $227,715 for the nine months ended September 30, 2003 and were related to sales as follows:

	Number of	Realized
	Shares	Loss
Company Name
Advanced Recycling Sciences, Inc.	9,000	$(3,556)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	228,089	(8,655)
Full Circle Registry, Inc.	98,250	(111,161)
Circle Group Holdings, Inc.	43,000	45,455
Clean Water Technologies, Inc.	20,000	(335)
Innovative Medical Services, Inc.	48,940	10,821

Total		$(227,715)

     Net realized gains and losses can vary substantially, due to a variety of factors, on a quarterly basis. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Change in Unrealized Appreciation or Depreciation. For a discussion of our fair value methodology and how it affects the net change in unrealized appreciation or depreciation, see “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended September 30, 2003 and 2002.”

     The net unrealized depreciation of investments, net of taxes, decreased by $488,808 for the nine months ended September 30, 2003, compared to an increase in net unrealized depreciation of $2,443,477 for the nine months ended September 30, 2002. The net unrealized losses resulted from the Board of Directors’ valuation of the Company’s assets for the nine months ended September 30, 2003 and 2002. There was an increase in value in the nine months ended September 30, 2003 in our investments in Clean Water Technologies, Inc., Circle Group Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Duraswitch Industries, Inc., Peak Entertainment Holdings, Inc., Circle Group Internet, Inc. and Innovative Medical Services, Inc. Net change in unrealized appreciation or depreciation for the nine months ended September 30, 2003 included those discussed under the caption “Change in Unrealized Appreciation or Depreciation” included in the “Comparison of Three Months Ended September 30, 2003 and 2002.” In addition, the fair value of our investment in StealthMedia Labs, Inc. decreased by approximately $4.0 million for the nine months ended September 30, 2003.

     Circle Group Holdings, Inc. At September 30, 2003, the fair value of our investment in Circle Group Holdings, Inc. was approximately $6.6 million. The fair value of our investment in Circle Group Holdings, Inc. increased by approximately $6.6 million before tax effect for the nine months ended September 30, 2003. This increase is due to the approximately 945,000 shares received for technology rights transactions and an approximately 7,600% increase in the market price per common share of Circle Group Holdings, Inc. in the nine months ended September 30, 2003.

     GloTech Industries, Inc. At September 30, 2003, the fair value of our investment in GloTech Industries, Inc. was approximately $1.4 million. The fair value of our investment in GloTech Industries, Inc. decreased by approximately $200,000 for the nine months ended September 30, 2003.

     StealthMedia Labs, Inc.At September 30, 2003, the fair value of our investment in StealthMedia Labs, Inc. was nil. The fair value of our investment in StealthMedia Labs, Inc. decreased by approximately $4.0 million for the nine months ended September 30, 2003. This decrease was due to publicly-disclosed information about its failing financial condition and agreement to sell a substantial number of shares for eight cents per share.

Liquidity and Capital Resources

     Our primary source of liquidity and capital for the three months ended September 30, 2003 was from the completion of two private placements of our securities and loan proceeds, as described below. Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash. Our goal is to monetize the equity stakes we receive in consideration for the technology rights transactions. Until the proceeds from these sales cover our operating expenses, we will seek additional equity or debt financing as needed. Management believes it has the necessary resources on hand to fund its operations for the next twelve months.

     On September 30, 2003 and December 31, 2002, we had $2,157,914 and $745,926, respectively, in cash and cash equivalents.

     In April 2003, the Company completed a private placement transaction of 330,000 shares of its common stock at $3.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. In addition, the purchasers of the shares of common stock were granted certain piggyback registration rights, which will allow them to include their shares in a registered offering initiated by the Company within the next twelve months. The net proceeds after deducting investment banking fees of $99,500 was $890,500.

     In August 2003, the Company completed a private placement transaction of 146,450 shares of its common stock at $6.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The net proceeds after investment banking fees of $96,444 was $782,256.

     In August 2003, 50,000 employee stock options were exercised which resulted in the issuance of 50,000 shares of common stock and net proceeds to the Company of $282,000.

     The total net proceeds of all of these equity transactions to UTEK Corporation, after deducting investment banking fees was $1,954,756.

     In April 2003, the Company also obtained a loan for $1,000,000 at 12% per annum with interest paid in advance, which resulted in net proceeds of $760,000 with an effective interest rate of approximately 14%. The term of the loan is two years, and no principal payments are required prior to maturity. The loan is non-recourse except with respect to 360,360 unissued shares of common stock of the Company pledged as collateral under the loan.

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

     In addition, to augment our net assets, we may acquire real estate through the issuance of our equity securities. Even if we complete these acquisitions, we may experience:

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

     The Company’s financial results are largely dependent upon the performance of Circle Group Holdings, Inc.

     The Company’s financial results are largely dependent upon the performance of Circle Group Holdings, Inc. As of September 30, 2003, the value of its investment in Circle Group Holdings, Inc. was approximately $6.6 million or 68% of its net assets.

     The Company’s financial results are largely dependent upon the performance of Glotech Technologies, Inc.

     The Company’s financial results are largely dependent upon the performance of Glotech Technologies, Inc. As of September 30, 2003, the value of its investment in GloTech Industries, Inc. was approximately $1.3 million or 13% of its net assets.

     We may need to undertake additional financings to continue our operations.

     We anticipate that cash revenue from our operations for the foreseeable future will not be sufficient to meet our operating and capital requirements. As a result, we will likely be required to undertake additional financings to continue our operations. We have no commitments for any financings, and there can be no assurance that any such commitments can be obtained on terms acceptable to us, if at all. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain financing as needed, we may be required to reduce the scope of our operations, which could have a material adverse effect on us.

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

     Our investment model is highly speculative in nature and our history of using the model is limited.

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

     We receive common stock from the portfolio company based upon the mutually agreed upon values of the subsidiary company, its licensed technology and the portfolio company. We then intend to sell the securities that we acquire in exchange for our subsidiary companies at some time in the future. Therefore, our ability to profit from an investment is ultimately dependent upon the price we receive for the shares of the portfolio company. In most cases, the companies that acquire our subsidiary companies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the portfolio companies that acquire our subsidiary companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may face additional risks of product and technological obsolescence and government regulation over which we will have little or no control. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire. They may lose the rights granted to them for the technology for failure to comply with the license agreement. We cannot assure you that any of the portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio companies or that our portfolio companies will not take actions that could be detrimental to us.

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

     The securities that we receive are subject to restrictions on resale, which will limit our ability to sell these securities. As of September 30, 2003, all of the securities we have received are “restricted securities,” as such term is defined under Rule 144 of the Securities Act of 1933. These shares are restricted securities because they were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933 or another exemption from registration. As a result of such restrictions, our ability to sell or otherwise transfer the securities will be limited. We cannot assure you that we will be able to receive upon resale, the recorded value of our portfolio company securities.

     We may not be able to merge our subsidiary companies with publicly traded entities and so we may receive non-publicly traded securities in exchange for our subsidiary companies. We may be required to sell the securities we receive at a substantial discount to their fair value if no public market exists.

     At September 30, 2003, we have completed twenty-six sales of subsidiary companies. Of these sales, eighteen have been to companies that are currently publicly traded, and the remaining transactions have been with privately-owned companies. We are substantially dependent upon the ability of non-public acquirers of our subsidiary companies to implement a plan, which would facilitate a trading market for their securities, or other strategy, which would allow for the potential sale of our ownership interest. In addition, to the extent that we own more than 10% of an portfolio company’s shares, we may be deemed to be an affiliate of the portfolio company which would limit our ability to dispose of securities we receive for our subsidiary companies. Further, our ability to sell the securities we receive for our subsidiary companies may be limited by, and subject to, the lack of or limited nature of a trading market for the securities and the volatility of the stock market as a whole. Such limitations could prevent or delay any sale of our investments or significantly reduce the amount of proceeds, if any that might otherwise be realized therefrom.

     Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

     At September 30, 2003 and December 31, 2002, respectively, investments amounting to $8,480,769 or 86.6% of net assets and $6,208,090 or 84.5% of net assets, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

     We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in unrealized appreciation (depreciation) of non-controlled affiliate investments.”

     Your ownership interest and the value of the shares of our common stock may be diluted by the exercise of stock options and warrants we have granted or may grant in the future.

     We have adopted two stock option plans under which certain of our employees, officers and directors may be granted options. As of September 30, 2003, we have granted options to purchase 630,017 shares of our common stock to certain officers and employees. We have also reserved an additional 59,983 shares of our common stock for issuance under our two stock option plans to key employees and directors. In addition, we have issued warrants to the underwriter of our initial public offering, upon payment of the purchase price of $.0003 per warrant, to purchase 100,000 shares of common stock at an exercise price of $9.90 per share. The warrants expire on October 25, 2005. The issuance and sale of these shares of common stock will dilute the ownership interest of investors and may have an adverse effect on the price of our common stock.

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

     At September 30, 2003, $8,424,264 or 73% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or listed on the Nasdaq SmallCap Market. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or listing on the Nasdaq SmallCap Market, our portfolio companies must remain in compliance with certain standards. Among other things, these standards require that our portfolio companies remain current in their filing with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the Nasdaq SmallCap Market.

     We are subject to government regulations because of our status as a business development company.

     We have elected to be treated as a Business Development Company or BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although the Incentive Act relieves BDCs from compliance with many of the provisions of the 1940 Act, the Incentive Act imposes on BDCs greater restrictions on permitted types of investments. Moreover, the applicable provisions of the 1940 Act impose numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. We cannot assure you that this legislation will be interpreted or administratively implemented in a manner consistent with our objectives and manner of operations. Upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we elect to withdraw our election, or if we otherwise fail to qualify as a BDC, we may be subject to substantially greater regulation under the 1940 Act. Compliance with such regulations would significantly increase our costs of doing business.

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

     Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 44% of our common stock as of September 30, 2003. Therefore, Dr. Gross will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC.

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

Internal controls

     There been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of our business, as of September 30, 2003, the Company was not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     On August 28, 2003, we issued 146,450 shares of our common stock for an aggregate offering pricing of $878,700 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. GunnAllen Financial, Inc. acted as the placement agent in connection with the offering of such shares and received an aggregate commission of $96,444 for its services in connection therewith.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

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

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on September 3, 2003 regarding the disposition of Sports Technologies, Inc., its wholly owned subsidiary, to GloTech Industries, Inc., and the issuance of a press release announcing the closing of such transaction.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on September 9, 2003 announcing that Ernst & Young LLP (“Ernst & Young”) resigned as UTEK Corporation’s (“UTEK”) independent certified public accountants effective immediately.

The Company filed a Current Report on Form 8-K/A pursuant to Item 5 on September 16, 2003 announcing that UTEK Corporation has engaged Pender Newkirk & Company to serve as its independent public accountants for the fiscal year ending December 31, 2003.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on September 16, 2003 disclosing that it had completed a private placement transaction of 146,450 shares of its common stock at $6.00 per share. The total net proceeds of these transactions to UTEK Corporation, after deducting investment banking fees in connection with the private placement transaction was $782,256.

The Company filed a Current Report on Form 8-K pursuant to Item 5 on September 17, 2003 regarding the disposition of Fingerprint Detection Technologies, Inc., its wholly owned subsidiary, to Sequiam Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION (Registrant)

Date: November 3, 2003	/s/ Clifford M. Gross

Clifford M. Gross
Chairman and Chief Executive Officer

Date: November 3, 2003	/s/ Carole R. Wright

Carole R. Wright, CPA
Chief Financial Officer