Form 10-K
period 2003-12-31
UTEK CORP
filed 2004-03-22
CIK 1098482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	59-3603677 (IRS EMPLOYER IDENTIFICATION NO.)

202 S. WHEELER STREET, PLANT CITY, FL (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	33563 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 754-4330

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS	WHICH REGISTERED

COMMON STOCK, $.01 PAR VALUE	AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [x]

          The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $19,500,217 based upon the last sale price for the registrant’s common stock on that date. As of March 2, 2004 there were 4,452,122 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

2

PART I

ITEM 1. Business

General

UTEK is an innovative technology transfer company. We assist companies in acquiring technologies from universities and federal research laboratories. Our business model generally involves two steps:

•	First, we form a strategic alliance and learn about the technologies that our client-companies need. We then find, acquire and finance new technologies for our client-companies from the universities and research centers worldwide.

•	Second, we transfer the technologies to our client-companies in exchange for unregistered stock or cash.

The result is an opportunity for our client-companies to grow and expand their intellectual capital. We call this process U2B®.

We are dedicated to building bridges between university-developed technologies and commercial organizations. We, along with our TechEx, UVentures and Techno-L on-line services and PAX European subsidiary, identify and transfer new technologies from universities and research centers to the marketplace. We also provide research-outsourcing services to companies and technology-transfer services to research institutions.

We focus on creating value for universities and laboratory research centers by facilitating the transfer of their intellectual capital to commercial partners. Our client-companies benefit from having the opportunity to acquire and commercialize new technologies primarily developed by universities, medical centers and federal research laboratories.

Corporate History and Offices

We commenced operations in 1997. In October 2000, we conducted an initial public offering of shares of our common stock.

In September 2001, we acquired 100% of PAX Technology Transfer Ltd., a United Kingdom corporation, in a stock for stock transaction. Prior to the acquisition, PAX had provided transfer technology services for more than twenty years.

In May 2002, we acquired 100% of the outstanding common stock of Techex Acquisition Corporation in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website, founded at Yale University, is used by many technology transfer and research professionals to exchange licensing opportunities and innovations available for partnering in the life sciences.

In November 2003, we acquired the UVentures.com website and certain other intellectual property assets from UVentures, Inc., an innovative Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations. The transaction was structured as an asset purchase.

We may seek to make additional acquisitions of technology transfer entities or financial services companies in the future. In considering whether to purchase a technology transfer company, we evaluate a number of factors including reputation in the industry, quality of service provided, purchase price, strength of ties and relationships with clients, universities and research centers, the extent of intellectual property rights to significant technologies, and amount of equity ownership in portfolio companies which possess significant opportunity for growth.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). As a BDC, we must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional financial channels. We refer to such companies as “portfolio companies”. Throughout our corporate history, we have been primarily engaged in the business of technology transfer.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by a vote of a majority of our outstanding voting securities, within the meaning of the 1940 Act. We do not have a registered investment adviser and our management, under the supervision of our Board of Directors, makes our investment and management decisions. Our investment objectives, policies and investment diversification status may change at any time and from time to time without stockholder approval.

Our executive offices are located at 202 S. Wheeler Street, Plant City, Florida 33563 and our telephone number is (813) 754-4330.

Available Information

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

Strategies

Stock for Stock Exchanges

Our primary investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property, which we refer to as an “intellectual property acquisition company” for cash and other assets upon the completion of technology transfer transactions. We seek to achieve our investment objective by creating intellectual property acquisition companies to identify, license and market new technologies invented primarily by employees of universities and federal research laboratories. We intend to sell our intellectual property acquisition companies principally to privately owned and publicly traded companies (which we refer to as “portfolio companies” or our “investments”) in tax-free stock for stock exchanges. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will, in the course of our business, be sold for cash or other assets to permit us to acquire additional technologies and to fund our operations. We seek to sell our intellectual property acquisition companies into publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity. As of December 31, 2003, we have completed twenty-seven such transactions.

Since our election to operate as a BDC, we have concentrated our efforts on making equity investments in portfolio companies through the manner described above. Our initial investment in our intellectual property acquisition companies consists of funding to be used to identify, research and market new technologies and for the acquisition of licenses to those new technologies and, when appropriate, the support of sponsored research programs to further the development of licensed technology. After we have made an investment in a portfolio company through a tax-free stock for stock exchange, we offer to provide the portfolio company with managerial assistance. This assistance may include helping them by researching, identifying and transferring additional technologies.

Our investments are concentrated in small or development stage companies that license and develop new technologies for commercial applications. Moreover, our investments in portfolio companies may be concentrated in one or more industries. In this event, we will not obtain any advantages that may result from diversifying our portfolio company investments among more industries. Generally, we intend to make initial investments in our intellectual property acquisition companies in amounts sufficient to permit them to conduct initial research, acquire technology licenses and, in some cases, to fund additional development of new technologies and markets. Since all of our intellectual property acquisition companies are early stage companies, our investments do not benefit from any diversification of risk that may result from spreading investments among companies at various stages of development. Furthermore, an intellectual property acquisition company may spend all of the money that we have invested without finding, acquiring or locating a new technology or suitable market for a new technology, in which case we would likely lose our entire investment in the intellectual property acquisition companies.

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

Strategic Alliance Process

To facilitate establishing on-going consulting engagements with our clients, we have developed a strategic alliance process. Our strategic alliances are designed to help technology companies enhance their new product pipeline through the acquisition of proprietary intellectual capital primarily from universities and federal laboratories.

We normally receive unregistered shares of common stock from our clients as payment for the services we render under our strategic alliance consulting engagements. Whenever possible, we will seek to receive cash payments as compensation for our services.

Our Investment Model

We believe that technology transfer is marketplace driven and technology fulfilled. Our investments generally follow a specific series of steps, which our management believes provide the greatest opportunity for long-term appreciation. As our investments are designed to bring and develop technologies from their inception at universities to the private sector, we refer to our investment model as “U2B”®. Using our U2B® investment model, we create and capitalize intellectual property acquisition companies to acquire new technologies and eventually exchange the securities of our intellectual property acquisition company for securities in companies that acquire them. The following is a list of the steps that we generally take when we make an investment in a portfolio company using our investment model:

•	Evaluate potential technology growth fields.

•	Form and capitalize a intellectual property acquisition company to acquire new technologies.

•	Assist the intellectual property acquisition company in the identification and evaluation of new technologies and markets that offer significant opportunity for growth.

•	When appropriate, advise and assist the intellectual property acquisition company in negotiating a sponsored research agreement to further develop the technology.

•	Identify and contact potential portfolio companies to acquire the intellectual property acquisition company.

•	Advise and assist the intellectual property acquisition company in completing the technology transfer with the research institution and acquiring the license to the technology.

•	Complete the sale of 100% of the intellectual property acquisition company to the portfolio company and receive stock or cash compensation for the sale of the stock we hold in the intellectual property acquisition company.

•	Sell over time any securities received from the portfolio company as payment for the intellectual property acquisition company and use the proceeds to make additional investments or to fund our operations.

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

Prior to our committing funds to an investment opportunity, we will review the prospects and risks of the potential investment. Our Scientific Advisory Council (discussed below) and management’s experience is helpful in evaluating:

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

Strategic Alliances With Client Companies

To establish on-going consulting engagements with our clients, we have developed a strategic alliance process. Our strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories.

     This process usually includes performing the following activities:

•	Constructing a technology acquisition or disposition profile that is approved by the client.

•	When appropriate, acquiring and reviewing new technology acquisition opportunities from leading university and federal laboratory research centers and other sources that potentially meet this profile.

•	When a client has expressed an interest in learning more about a specific technology acquisition opportunity, we will acquire additional information about the technology and share it with the client.

•	At our client’s request, we will negotiate licenses to acquire technologies.

•	On a case-by-case basis, when both our client and we agree to move forward to acquire a specific technology, we will propose our U2B® investment model for the technology acquisition and transfer. Alternatively, our clients may acquire our introduced technology directly from the research institutions.

In addition, we intend to enter into strategic alliance agreements with universities and private research organizations to increase pour access to the various technologies developed by these entities. Our TechEx.com and Uventures.com intellectual capital exchanges assist us in expanding our supplier network by making available a wider array of technology acquisition opportunities for our strategic alliance clients.

Investments in Portfolio Companies

Our initial investments will be made in transactions that will normally be negotiated directly by our management, with the portfolio company or an affiliate of the portfolio company. In all prior and most future instances, we have executed or will execute our investments in portfolio companies through the creation and capitalization of an intellectual property acquisition company to acquire a new technology, which will then be sold to a portfolio company. In connection with such transaction, we usually receive shares of common stock in the portfolio company for the securities of our intellectual property acquisition company. In addition to holding a license to a new technology, our intellectual property acquisition company may also hold cash and other assets. Our management will seek to structure the terms of the investment so as to provide for the capital needs and success of the portfolio company and at the same time to maximize our opportunity for long-term capital appreciation.

We intend to limit our total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to ten percent of our net assets at the time of investment. To date, our initial investments in portfolio companies have been significantly less than $500,000. By limiting the size of our total investment in any one portfolio company, we hope to reduce and diversify our risks. In exchange for our investment, we will receive shares of common stock in the portfolio company. To date, all of our portfolio company securities have been common stock and warrants to purchase common stock, and we anticipate that we will continue to acquire similar securities in our portfolio companies. Use of the funds that we provide to intellectual property acquisition companies is normally used for obtaining licenses to new technologies and developing and marketing those technologies.

Identifying New Technologies

We have developed relationships with a number of universities and research centers in the United States and Europe. In order to provide us early access to new technologies, or to acquire or develop specific technologies, we have previously entered into alliances, licensing, license option agreements and/or sponsored research agreements with the following institutions:

•	Auburn University;

•	Brookhaven National Laboratory;

•	Caltech & the Jet Propulsion Laboratory;

•	Catholique de Louvain;

•	Cornell University;

•	Dartmouth College;

•	Florida Atlantic University;

•	Florida Institute of Technology;

•	Florida International University;

•	Florida State University Research Foundation;

•	Fraunhofer Institute of Germany for Interfacial Engineering and Biotechnology IGB;

•	George Mason University;

•	Johns Hopkins University;

•	Los Alamos National Laboratory;

•	Nauka Scientific and Industrial Concern;

•	Oak Ridge National Laboratory;

•	Oklahoma State University;

•	Pacific Northwest National Laboratory;

•	Rockefeller University;

•	Rutgers University;

•	Sopartec of Louvain-la-Neuve, to review certain technologies developed at the Universite

•	The Interactive Institute;

•	U.S. Department of Agriculture- Agricultural Research Service;

•	University of Akron;

•	University of California, Irvine;

•	University of Florida;

•	University of Hawaii;

•	University of Loughborough;

•	University of Maryland;

•	University of Memphis;

•	University of Miami;

•	University of Missouri;

•	University of Rochester;

•	University of South Alabama;

•	University of South Carolina;

•	University of South Florida;

•	University of Warwick;

•	University of West Florida;

•	University of York;

•	Virginia Tech Intellectual Properties;

•	Yale University;

The general terms and provisions of the above-referenced university agreements may include:

•	The university may have us review and evaluate the commercial potential of certain new technologies developed at the university.

•	The university may grant us license option agreements which will give us the exclusive rights to license specific technology, provided mutually agreeable terms are reached, for limited period of time.

•	The term of the agreement may be three to five years, or ongoing, but may be terminated by either party on 30 to 60 days written notice.

•	The university may upon our request, file patents to protect technologies that we wish to have protected.

In additional to the above named institutions, we have technologies available for license on our TechEx.com and Uventures.com intellectual capital exchanges from more than 200 universities and research institutions worldwide.

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

When we assist a portfolio company in evaluating a new technology, we review the technology to make sure that it meets some or all of the following criteria:

•	the technology should represent a significant advance over existing technologies;

•	there should be an existing global market for the technology once it is commercialized;

•	the technology should be socially responsible (i.e., not intended for destructive or harmful purposes); and

•	there should be a customer readily available for the technology.

If, in our management’s view, a technology meets some or all of these criteria, then we will assist the portfolio company in commencing negotiations with the technology developer to arrange for a license. Normally, we seek to acquire on behalf of our portfolio companies a worldwide exclusive license for the field of use. These licenses usually have an upfront fee, royalty provision, and minimum annual royalties. Pursuant to the terms of our license agreements, all rights to royalties remain with the university or research institute that grants the license. The term for most agreements is for the life of the intellectual property underlying the license. Our management will review license agreements and advise portfolio companies as to license terms and requirements. In addition, when we require assistance in evaluating a technology, our management will have the technology reviewed by members of our Scientific Advisory Council or other individuals we may deem appropriate.

Scientific Advisory Council

As of December 31, 2003, our Scientific Advisory Council consisted of the following members:

Name	Title	Expertise
Albert J. Anthony, D.M.D.	Dentist, Retired	Dentistry and dental equipment
Jeffrey Bleil, Ph.D.	Chief Technology Officer, UTEK Corp.	Cell and developmental biology
Alain M. Boudet, Ph.D.	Professor, University of Paul Sabatier	Cell and molecular plant biology
Russell Brantman, Ph.D.	Engineering Technology Consultant	Mechanical engineering/systems engineering/vehicle safety systems/crash simulations
Marcel J. Crochet, Ph.D.	Recteur, Université Catholique de Louvain Louvain-la-Nueve, Belgium	Fluid mechanics
Tzann T. Fang, M.D.	Physician, Bakersfield Hematology & Medical Oncology	Medical oncology / hematology, internal medicine
S. Anders Flodström, Ph.D.	President, Kungl Tekniska Högskolan Royal Institute of Technology, Stockholm, Sweden	Solid state and semiconductor physics
Hector J. Gomez, M.D. , Ph.D.	Chairman of the Board of Directors, DNAprint Genomics	Pharmacology, pharmacogenomics, drug development
Said I. Hakky, M.D.	Staff Urologist, Bay Pines V.A. Center	Urology

Name	Title	Expertise
Jui-Sung Hung, M.D.	Professor, China Medical College Hospital	Cardiology
Walter Kohn, Ph.D.	Professor, University of California at Santa Barbara	Chemistry
Gerald Krueger, Ph.D., CPE	Scientist/Ergonomist	Human performance enhancement/human systems design.
Yun-Fan Liaw, M.D.	Professor of Medicine, Chang Gung Medical College	Gastroenterology/hepatology.
Vince Mazzeo, M.D.	Radiologist, Boca Raton Community Hospital	Medical imaging & radiology
Sharrell L. Mikesell Ph.D.	Executive Director, Ohio Polymer Strategy Council	Polymer sciences
O. Norman Nesheim, Ph.D.	Professor, University of Florida	Pesticide regulation and safety management/food and water safety
Dennis R. Pape, Ph.D.	President, AlphaLaunch	Optics, photonics, optical networks, acoustics and electronics
Penio S. Penev, Ph.D.	Research Staff Member, NEC Laboratories	Biometrics, optical imaging, computerized facial recognition
Caroline Popper, M.D., MPH	Independent Consultant	Biotechnology and business development
Charles Proctor, Ph.D., P.E.	Owner, Proctor Engineering Research & Consulting	Orthopedic implants & devices, biomechanics
Peter Reischl, Ph.D.	Professor, San Jose State University	Electrical engineering / high frequency energy conversion
Philip Ross	Director, Cordless Group, UK	Wireless communications
Brian B. Schwartz, Ph.D.	Professor, Graduate School of the City University of New York	Physics and material science.
Eugene Starr, Ph.D.	Independent Consultant	Engineering physics
Michael Zaworotko, Ph.D.	Professor, University of South Florida	Nanotechnology / crystal engineering / x-ray crystallography

Subsidiary Companies

As of December 31, 2003, our investments in our subsidiary companies represented less than 5% of our total assets. We have controlling interests in each of our subsidiary companies and members of our management also serve as officers and directors of each subsidiary. We have not made loans to any of our subsidiary companies.

The following is a list of our subsidiary companies as of December 31, 2003, with a brief description of their business:

          PAX Technology Transfer Ltd., a United Kingdom corporation, is a company that has provided technology transfer for over 25 years. PAX has an international network of technology transfer associates and facilitators around the world. PAX services include finding technology and product opportunities for industrial companies, technology licensing, facilitating university technology transfer, expert witnesses in patent and licensing litigation.

          Techex Acquisition Corporation owns the TechEx.com website. The TechEx.com website, founded at Yale University, is used by many technology transfer and research professionals to exchange licensing opportunities and innovations.

          UTEK Real Estate Holdings, Inc was formed to hold future real estate assets for us. We, through UTEK Real Estate Holdings, Inc., may purchase real estate for investment and/or the acquisition of businesses in the real estate service industry. We own 100% of the common stock of UTEK Real Estate Holdings, Inc. We have invested $900 in UTEK Real Estate Holdings, Inc. as of December 31, 2003. Sam Reiber, our vice president and general counsel, is the sole director and president of UTEK Real Estate Holdings, Inc.

We have executed or will likely execute our investments in portfolio companies through the creation and capitalization of newly formed subsidiary companies which we referred to as an intellectual property acquisition companies to acquire a new technology, which will then be sold to a portfolio company. In connection with such transaction, we usually receive shares of common stock in the portfolio company for the securities of our intellectual property acquisition company. In addition to holding a license to a new technology, our intellectual property acquisition company may also hold cash and other assets.

Identifying Acquisition Candidates

In order to realize a return on our investments in our intellectual property acquisition companies, we must sell our intellectual property acquisition companies or the technology and development rights they hold. Based on current federal tax law and industry conditions, it is our policy to sell our intellectual property acquisition companies to companies in transactions where we receive shares in the acquiring company in a federal tax-free exchange for all of our shares in our intellectual property acquisition company. In this manner, all rights to technologies held by our intellectual property acquisition company transfer to the acquirer, and the acquirer assumes all obligations under the license agreement and any sponsored research agreements. Our transactions to date have been with thinly traded public companies and private companies whose common stock is not publicly traded. As a result of these technology transfer transactions, we hold shares in thinly traded public or private companies. As of December 31, 2003, all of the securities that we have received in exchange for our intellectual property acquisition companies are subject to legal and other restrictions or will otherwise be less liquid than public companies which have actively traded securities. As a result, our ability to sell or otherwise transfer the securities we hold will be limited. Our management and staff have primary responsibility for locating suitable acquisition partners.

Technology transfer transactions that we have completed during the year ended December 31, 2003, include the following:

Circle Group Holdings, Inc. (Assignment of License)

In March 2003, we assigned our license with Brookhaven Science Associates, LLC to Circle Group Holdings, Inc., a development stage company with shares quoted on the OTC Bulletin Board under the symbol “CRGQ”. In connection with the assignment, we received 821,429 unregistered shares of common stock of Circle Group Holdings, Inc. As a result of the assignment, Circle Group Holdings, Inc. acquired an exclusive license to a patent for a mini-lidar stand off sensor device. We owned 3,800,637 shares of common stock of Circle Group Holdings, Inc. as of December 31, 2003, which represents approximately 13.5% of its outstanding common stock.

Advanced Illumination Technologies, Inc. / GloTech Industries, Inc.

In June 2003, Advanced Illumination Technologies, Inc., our intellectual property acquisition company, was acquired by GloTech Industries, Inc. GloTech Industries, Inc. is a development stage company with shares quoted on the OTC Bulletin Board under the symbol “GTHI”. In connection with the acquisition, we received 1,000,000 unregistered shares of common stock of GloTech Industries, Inc. As a result of the acquisition, GloTech Industries, Inc. acquired a non-exclusive license to a patent pending lighted line technology, which is a flexible illuminated safety line used to assist safety and rescue teams. We owned 3,198,571 shares of common stock of GloTech Industries, Inc. as of December 31, 2003, which represents approximately 12% of its outstanding common stock. Please see recent developments for an update on GloTech Industries, Inc.

Circle Group Holdings, Inc. (Assignment of License).

In July 2003, we assigned a license with the Board of Trustees of the University of Illinois to Circle Group Holdings Inc., a development stage company with shares quoted on the OTC Bulletin Board under the symbol “CRGQ”. In connection with the assignment, we received 130,208 unregistered shares of common stock of Circle Group Holdings, Inc. As a result of the assignment, Circle Group Holdings, Inc. acquired a worldwide exclusive license to a Nutritional Analysis Tool website. We owned 3,800,637 shares of common stock of Circle Group Holdings, Inc. as of December 31, 2003, which represents approximately 13.5% of the issued and outstanding common stock.

Fingerprint Detection Technologies, Inc/ Sequiam Corporation

In September 2003, Fingerprint Detection Technologies, Inc., our intellectual property acquisition company, was acquired by Sequiam Corporation. Sequiam Corporation is a development stage company with shares quoted on the OTC Bulletin Board under the symbol “SQUM”. In connection with the acquistion, we received 485,000 unregistered shares of common stock of Sequiam Corporation. As a result of the acquistion, Sequiam Corporation acquired a worldwide exclusive license to a patent pending BitePrint fingerprint detection technology, which is a LED-based headband mounted light-source. We owned 645,000 shares of common stock of Sequiam Corporation as of December 31, 2003, which represents approximately 1.5 % of its outstanding common stock.

Sport Technologies, Inc. / GloTech Industries, Inc.

In September 2003, Sport Technologies, Inc., our intellectual property acquisition company, was acquired by GloTech Industries, Inc. GloTech Industries, Inc. is a development stage company with shares quoted on the OTC Bulletin Board under the symbol “GTHI”. In connection with the acquisition, we received 2,130,000 unregistered shares of common stock of GloTech Industries, Inc. As a result of the acquisition, GloTech Industries, Inc. acquired a worldwide exclusive license to a patented illuminating helmet technology. We owned 3,198,571 shares of common stock of GloTech Industries, Inc. as of December 31, 2003, which represents approximately 12% of the issued and outstanding common stock. Please see recent developments for an update on GloTech Industries, Inc.

Medical Safety Technologies, Inc. / E Med Future, Inc.

In December 2003, Medical Safety Technologies, Inc., our intellectual property acquisition company, was acquired by E Med Future, Inc. E Med Future, Inc. is a development stage company with shares quoted on the OTC Bulletin Board under the symbol “EMDF”. In connection with the acquisition, we received 1,250,000 unregistered shares of common stock of E Med Future, Inc. As a result of the acquisition, E Med Future, Inc. holds the worldwide exclusive license to a patented invention, known as the Safe Receptacle for Sharps, which is designed to aid in the safe transport of sterile and used sharp medical instruments. We owned 1,284,000 shares of common stock of E Med Future, Inc. as of December 31, 2003, which represents approximately 5.2% of the issued and outstanding common stock.

We have entered into the following strategic alliance and consulting agreements during the year ended December 31, 2003:

Shriners Hospitals For Children—On November 21, 2002, we entered into a technology transfer engagement agreement to provide technology outsourcing services in exchange for monthly cash payments and fifty percent of the upfront consideration received by Shriners Hospitals For Children from the outsourcing of their technologies by us. The term of the agreement is for one year commencing on January 1, 2003. We have recognized $109,992 in consulting revenue in 2003 related to the agreement.

Diamond V Mills, Inc.—On January 13, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for monthly cash payments. The term of the agreement is for three months commencing on January 13, 2003. We have recognized $20,000 in consulting revenue in 2003 related to the agreement.

Duraswitch Industries, Inc.—On January 15, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for in exchange for 83,478 unregistered shares of common stock of Duraswitch Industries, Inc. The term of the agreement is for one year commencing on January 15, 2003. We have recognized $29,031 in consulting revenue in 2003 on 34,782 shares of common stock we earned related to the agreement. The strategic alliance was cancelled in June 2003 and the unvested 48,696 shares were returned to Duraswitch Industries, Inc.

Circle Group Holdings, Inc.—On February 5, 2003, we entered into a strategic alliance agreement with Circle Group Holdings, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to us pro rata during the term of the agreement. We have recognized to date $47,814 in consulting revenue relating to 44,000 unregistered shares of Circle Group Holdings, Inc.

Seqiuam Corporation—On March 18, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for 160,000 unregistered shares of common stock of Sequiam Corporation. The term of the agreement is for one year commencing on March 18, 2003. We have recognized $42,724 in consulting revenue in 2003 on 125,778 shares of common stock we earned related to the agreement.

Graphco Holdings Corporation — On March 26, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for 35,294 unregistered shares of common stock of Graphco Holdings Corporation. The term of the agreement is for one year commencing on March 26, 2003. We have recognized $7,055 in consulting revenue in 2003 on 26,953 shares of common stock we earned related to the agreement.

GloTech Industries, Inc.—On April 11, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for 68,571 unregistered shares of common stock of GloTech Industries, Inc. The term of the agreement is for one year commencing on April 11, 2003. We have recognized $15,319 in consulting revenue in 2003 on 49,140 shares of common stock we earned related to the agreement.

E Med Future, Inc.—On June 17, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for 34,000 unregistered shares of common stock of E Med Future, Inc. The term of the agreement is for one year commencing on June 17, 2003. We have recognized $14,731 in consulting revenue in 2003 on 18,227 shares of common stock we earned related to the agreement.

Magic Media Networks, Inc.—On December 3, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for 545,000 unregistered shares of common stock of Magic Media Networks, Inc. The term of the agreement is for six months commencing on December 3, 2003. We have recognized $25,433 in consulting revenue in 2003 on 82,043 shares of common stock we earned related to the agreement.

AssureTec Holdings, Inc.—On December 10, 2003, we entered into a strategic alliance agreement to provide consulting services in exchange for 34,000 unregistered shares of common stock of AssureTec Holdings, Inc. The term of the agreement is for one year commencing on December 10, 2003. We have recognized $1,626 in consulting revenue in 2003 on 13,548 shares of common stock we earned related to the agreement.

Revenue from strategic alliance agreements are deferred and recognized over the term of each agreement. For a detailed discussion of the strategic alliance process see “Business Strategic Alliances”.

Portfolio Company Transactions

The capital stock we receive from portfolio companies is expected to be acquired primarily in private transactions negotiated directly with the portfolio company or an affiliate. Our management will continue to be principally responsible for conducting negotiations with respect to our investments in portfolio companies.

In addition to securities of portfolio companies that we receive as a result of acquisitions of our intellectual property acquisition company, we may invest a portion of our other assets in the publicly traded securities of public companies. Such investments and other investments that are not “qualifying assets” may not exceed 30% of the value of our total assets at the time of any such investment.

Based on the amount of existing available funds, it is not likely that we will be able to acquire securities in a large number of companies. As a result, our investments will not be substantially diversified. Furthermore, the technologies that our intellectual property acquisition companies acquire have been, and are expected to be sold primarily to early stage public and private companies. Accordingly, the securities we receive upon the acquisition of our intellectual property acquisition companies will not be diversified among companies at various stages of development and we will not derive the benefits, which may arise from making multi-tiered investments.

Determination of Net Asset Value

We determine the net asset value per share of our common stock quarterly. The net asset value per share of our common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

At December 31, 2003, approximately 69.5% of our total net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors considers valuation appraisals provided by independent financial experts. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

We have retained Bolten Financial Consulting, Inc. to provide us with quarterly valuations of our portfolio of equity securities. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. In 2003, we paid Bolten Financial Consulting, Inc. $112,502 for its valuation services.

Employees

As of December 31, 2003, we had sixteen employees in our two offices. Of these employees, nine are based in our Plant City, Florida office; six are based in our UK office. We believe our relations with our employees are good.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. A BDC is defined and regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an “eligible portfolio company;”

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company and that:

•	does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

•	is actively controlled by the BDC and has an affiliate of a BDC on its Board of Directors; or

•	meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. We offer to provide significant managerial assistance to each of our portfolio companies.

As a BDC, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC

We are periodically examined by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of our shares.

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

Competition

The technology transfer business is highly competitive. We expect that if our investment model proves to be successful, our current competitors in the technology transfer market may duplicate our strategy and new competitors may enter the market. We compete against other technology transfer companies, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with our portfolio companies to acquire technologies from universities and government research laboratories. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition of technology licenses, funding of technology development or marketing of portfolio companies.

Risk Factors

Investing in us involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	risks associated with possible disruption in our operations due to terrorism;

•	future regulatory actions and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc.

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc. As of December 31, 2003, the value of its investment in Circle Group Holdings, Inc. was approximately $5.9 million or 53% of its net assets.

Our quarterly and annual results could fluctuate significantly.

Our quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of Our performance in future quarters and years.

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

Technologies developed with funds provided by the United States government have restrictions regarding where they may be sold and have limits on exclusivity. A portfolio company that acquires a technology developed with federal funding may be limited as to where it can sell the technology. The technology may only be allowed to be sold or manufactured within the United States. In addition, the U.S. government has the right to use technologies that it has funded regardless of whether the technology has been licensed to a third party. Such regulations may limit the marketability of a technology and therefore reduce the value of the technology to our portfolio companies.

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

Our portfolio companies are all private entities or thinly traded public companies and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

We are dependent on sales transactions, structured as tax-free exchanges to sell our intellectual property acquisition companies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce our ability to sell our intellectual property acquisition companies.

We do not anticipate selling any of our intellectual property acquisition companies, except in connection with these type transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell our intellectual property acquisition companies on commercially reasonable terms. If we are unable to successfully sell our intellectual property acquisition companies in a merger transaction, we may lose our investment.

The agreements we have with universities do not guarantee that the universities will grant licenses to us our intellectual property acquisition companies.

The agreements that we have entered into with universities provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, a university will grant us a license. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology for one of our intellectual property acquisition companies.

We are dependent upon our management’s ability to identify portfolio companies to acquire our intellectual property acquisition companies.

Our investment strategy is based upon selling our intellectual property acquisition companies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by our intellectual property acquisition companies but which they may be neither operating nor established. We do not expect to sell any securities of our intellectual property acquisition companies to the public. Therefore, if we fail to identify a portfolio company to acquire a intellectual property acquisition companies, our entire investment could be lost.

We are dependent upon and have little or no control over the efforts of portfolio companies to successfully commercialize the acquired technologies or to retain the license to the technology.

We receive common stock from the portfolio company based upon the mutually agreed upon values of the intellectual property acquisition company, its licensed technology and the portfolio company. We then intend to sell the securities that we acquire in exchange for intellectual property acquisition companies at some time in the future. Therefore, our ability to profit from an investment is ultimately dependent upon the price we receive for the shares of the portfolio company. In most cases, the companies that acquire our intellectual property acquisition companies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the portfolio companies that acquire our intellectual property acquisition companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire. They may lose the rights granted to them for the technology for failure to comply with the license agreement. We cannot assure you that any of the portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio companies or that our portfolio companies will not take actions that could be detrimental to us.

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

At December 31, 2003 and December 31, 2002, respectively, investments amounting to $7,745,354 or 69.5% of net assets and $6,208,090 or 84.5% of net assets, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in unrealized appreciation (depreciation) of non-controlled affiliate investments.”

Our business depends on key personnel.

We rely on, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman, Clifford M. Gross. Our management team is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities to maintain our access to new technologies, and its relationships with companies in the private sector in order to effectuate the sale of our intellectual property acquisition company.

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

We have a limited amount of funds available for investment in either portfolio or intellectual property acquisition companies and, as a result, our investments will lack diversification.

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

At December 31, 2003, $7,661,264 or 69% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board, our portfolio companies must remain in compliance with certain standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board.

We are subject to government regulations because of our status as a business development company.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates.

One of our current stockholders has significant influence over our management and affairs.

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 40% of our common stock as of December 31, 2003. Therefore Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

Item 2. Properties

Our principal office is located at 202 S. Wheeler Street, Plant City, Florida. Our lease for approximately 2700 square feet of office space at that location expires in March 2004. We have two (2) one year options to continue to lease the space at the current rate. We have exercised an option to continue to lease the space for the next twelve months beginning in March 2004. Beginning in 2004, we have also leased space in Palo Alto, California.

Our UK office has expanded and moved to new office space located at Hardy House, Northbridge Road, Berkhamsted Herts, HP4 1EF, UK. Our lease of office space at the new location expires in September 2009.

We believe our office space is suitable for our needs for the foreseeable future.

Item 3. Legal Proceedings

We may be a party from time to time in certain lawsuits in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuers Purchases of Equity Securities

Computershare Trust Company Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock.

Our shares of common stock began to trade on the Nasdaq SmallCap Market on October 25, 2000, under the symbol “UTOB”. On March 25, 2002, our shares of common stock commenced trading on the American Stock Exchange (AMEX) under the symbol “UTK”. In conjunction with our move to AMEX, our common stock no longer trades on the Nasdaq Small Cap Market. We had approximately 500 stockholders of record at March 7, 2004. The net asset value per share of our common stock at December 31, 2003 was $2.33. The following table reflects the high and low closing prices by quarter for our common stock on the AMEX and Nasdaq SmallCap Market for 2003 and 2002, as appropriate.

	High	Low
Fiscal year 2002
First quarter	$7.50	$5.75
Second quarter	$8.05	$7.00
Third quarter	$8.45	$7.40
Fourth quarter	$7.55	$7.00
Fiscal year 2003
First quarter	$6.20	$5.50
Second quarter	$8.45	$5.64
Third quarter	$9.25	$8.20
Fourth quarter	$11.10	$9.19

On November 14, 2003, we issued 257,000 shares of our common stock to certain accredited investors for an aggregate offering pricing of $1,542,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction. GunnAllen Financial, Inc. acted as the placement agent in connection with the offering of such shares and received an aggregate commission of $144,000 for its services in connection therewith.

On December 30, 2003, we issued 71,428 shares of our common stock to Laurus Funds at $7.00 per share, for an aggregate offering pricing of $466,500 after subtracting transaction costs. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

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

Item 6. Selected Financial Data

The following table presents our selected consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Income from operations	$3,805,177	$3,385,335	$4,075,248	$4,576,814	$1,315,373
Expenses	3,512,416	3,140,151	2,611,970	1,883,868	728,322

Income before income taxes	292,761	245,184	1,463,278	2,692,946	587,051
Provision for income taxes	112,193	91,541	555,298	1,018,334	301,190

Net income from operations	180,568	153,643	907,980	1,674,612	285,861
Net realized and unrealized gains (losses)	(704,432)	(2,846,423)	(263,697)	(551,912)	122,919

Net increase (decrease) in net assets from operations	$(523,864)	$(2,692,780)	$644,283	1,122,700	$408,780

Net increase (decrease) in net assets from operations per share:
Basic	$(.12)	$(.69)	$.17	$.38	$.15
Diluted	$(.12)	$(.69)	$.17	$.38	$.15
Weighted average shares:
Basic	4,266,918	3,921,535	3,840,714	2,968,018	2,682,420
Diluted	4,266,918	3,921,535	3,882,914	2,968,720	2,682,420

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Investments at fair value	$7,745,354	$6,208,090	$9,988,772	$5,949,582	$2,594,931
Investments at cost	11,861,995	9,541,631	10,018,959	5,695,788	1,418,212
Cash and cash equivalents	3,704,327	745,926	1,432,473	3,952,280	1,007,229
Total assets	12,549,448	7,863,140	12,410,958	10,088,666	4,205,345
Total liabilities	1,397,078	517,083	2,501,518	1,633,664	920,892
Net assets	11,152,370	7,346,057	9,909,440	8,455,002	3,284,453
Common stock outstanding at year end	4,790,550	3,925,672	3,915,672	3,782,226	2,782,226

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

We believe that our investment valuation process involves the most significant judgments and estimates used in the preparation of its consolidated financial statements.

The most significant accounting estimate inherent in the preparation of our consolidated financial statements is the valuation of our investments and the related amounts on unrealized appreciation and depreciation on investments recorded.

The value of the equity securities that we receive makes up most of our revenues. Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. In making its determination, the Board of Directors considers valuation appraisals provided by independent valuation service providers. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the appraisal is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

General Valuation Policy: We carry our investments at fair value, as determined by our Board of Directors. In making its determination, the Board of Directors considers valuation appraisals provided by independent valuation service providers. Each investment is valued at the time of receipt and at the end of each quarter by the independent valuation service provider and a report is generated reflecting the valuation determined. The Audit Committee reviews each report along with information provided by management which may include correspondence that could materially affect the value of the investment, recent SEC filings that have information that could materially affect the valuations, answers to questions that management has posed on a quarterly basis to the CEO’s of the investments which make up the majority of the total value. The Audit Committee reviews the information provided and makes a recommendation to the Board regarding the valuation reports and other information pertinent to the final valuation. The Board of Directors then determines on the value of the investments based on all the information provided. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

We have retained Bolten Financial Consulting, Inc., to provide us with valuations of our investments and also updated valuations as of each quarter end. We pay Bolten Financial Consulting, Inc. a fee each time it values our investments. For the year ended December 31, 2003 and 2002, we paid Bolten Financial Consulting, Inc. a total of $112,502 and $90,232, respectively for its valuation services.

General

Our primary business is to invest in companies that possess or will likely identify emerging and established technologies and markets for those technologies. Our primary investment objective is to increase our net assets by investing in companies that possess or will likely identify emerging and established technologies and markets for those technologies. We believe that we will be able to achieve our objectives by concentrating on investments in companies which we believe are likely to benefit from our management’s expertise in technology transfer.

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

Financial Condition

Our total assets were $12,549,448 an in crease of 60% and our net assets were $11,152,370, an increase of 52% at December 31, 2003, compared to $7,863,140 and $7,346,057 at December 31, 2002, respectively.

Net asset value per share (“NAV”) was $2.33 at December 31, 2003, as compared to $1.87 at December 31, 2002. Net assets increased by $3,806,313 (25%) in 2003.

The increase in total assets, net assets and net asset value during 2003 were primarily attributable to:

•	Six technology transfers valued at approximately $2.7 million and nine strategic alliance agreements and other consulting agreements with earned revenue of approximately $457,000.

•	An overall decline in unrealized depreciation in our investments of approximately $760,000.

•	A loss on sale of approximately $367,000 as a result of sales of our investments.

•	Cash generated from the sale of our investments of approximately $427,000.

•	The utilization of approximately $3.5 million in cash to fund our operations.

•	Cash generated from the issuance of common stock through private placements and stock options exercised of approximately $4.3 million.

Our common shares outstanding as of December 31, 2003 were 4,790,550, compared to 3,925,672 at December 31, 2002. The number of our outstanding common shares increased as a result of the completion of four private placement transactions as well as the issuance of common shares upon the exercise of employee stock options that were exercised during the year ended December 31, 2003.

Our financial condition is dependent on a number of factors including the ability to effectuate technology transfers and the performance of the equity securities that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations.

At December 31, 2003, $7,661,264 or 99% of our investments consisted of equity securities at fair value in companies whose securities were quoted on the OTC Bulletin Board and $84,090 or 1% of our investments consisted of equity securities at fair value in private companies.

At December 31, 2002, $5,719,445 or 92% of our investments consisted of equity securities at fair value in companies whose securities were quoted on the OTC Bulletin Board and $488,645 or 8% of our investments consisted of equity securities at fair value in private companies.

The net increase in the value of publicly traded securities from $5,719,445 to $7,661,264 in 2003 is primarily due to the following events:

•	During 2003, we completed six technology transfer transactions with publicly traded companies. Two transactions were completed with Circle Group Holdings, Inc. that generated $369,628 in initial value; there were also two transactions completed with GloTech Industries, Inc. that generated $1,535,400 in initial value and one transaction each with Sequiam Corporation and E Med Future, Inc. that generated $793,450 in combined initial value. In addition, we had seventeen strategic alliance or consulting agreements that generated $457,027 in initial value. Transactions of this nature result in an increase in the number of and value of publicly traded securities held in our portfolio.

•	During 2003, we sold all of our shares in Sense Holdings, Inc. and Centrex, Inc. In addition, we sold shares representing investments in Advanced Recycling Sciences, Inc., Clean Water Technologies, Inc. and Innovative Medical Services, Inc. As a result of these sales, the value of the publicly traded securities decreased by approximately $507,000. Transactions of this nature result in a decrease in the number of and value of publicly traded securities held in our portfolio.

•	During 2003, we experienced a net decline in the fair market value of our publicly traded securities. This decline may be partially attributable to the movement of the broad market in general and to the overall economic conditions of 2003. In addition, some of the decline in the fair market value of our publicly traded securities may be attributable to the individual investments themselves. Two of our investments experienced significant declines in their fair market values due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.). We recorded an unrealized loss approximately $4.5 million in our investment in Stealth MediaLabs and an unrealized loss of approximately $975,000 in our investment in GloTech Industries, Inc. We also recorded unrealized losses in several of our other investments. We recorded an unrealized gain of approximately $5.4 million in our investment in Circle Group Holdings, Inc. As a result of these conditions, the value of the publicly traded securities decreased by approximately $470,000, net of the income tax effect.

A summary of our investment portfolio is as follows:

	December 31,
	2003	2002
Investments, at cost	$11,816,995	$9,541,631
Unrealized depreciation, before income tax	(4,116,641)	(3,333,541)

Investments, at fair value	$7,745,354	$6,208,090

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital or (5) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that we will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extent in a portfolio company’s successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in its private portfolio companies. However there can be no assurance that we will have liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

The following table is a summary of our capital investments made in our intellectual property acquisition company during the year ended December 31, 2003:

Capital investments made in intellectual property acquisition company :	Amount
Advanced Illumination Technologies, Inc. (1)	$55,000
Fingerprint Detection Technologies, Inc. (2)	20,000
Sport Technologies, Inc. (3)	128,000
Medical Safety Technologies, Inc. (4)	213,000

Total	$416,000

(1)	Advanced Illumination Technologies, Inc. was acquired by GloTech Industries, Inc. in June 2003.

(2)	Fingerprint Detection Technologies, Inc. was acquired by Sequiam Corporation in September 2003.

(3)	Sport Technologies, Inc. was acquired by GloTech Industries, Inc. in September 2003.

(4)	Medical Safety Technologies, Inc. was acquired by E Med Future, Inc. in December 2003.

Of the total capital invested in our intellectual property acquisition companies during the year ended December 31, 2003, $-0- was expended on research and development costs, $66,000 was expended on license and consulting fees, and $350,000 remained in our intellectual property acquisition companies at the time they were sold to our portfolio companies. All of these items are reflected in the Consolidated Statement of Operations as sales and marketing expenses.

Results of Operations

The principal measure of our financial performance is the “Net increase in net assets from operations” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between our income from technology transfers, consulting fees, interest, dividends, fees and other income and our operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the fair value of our investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

Income from operations. Income from operations increased 12% to $3,805,177 for the year ended December 31, 2003 from $3,385,335 for the year ended December 31, 2002. The increase in income from operations resulted from completing six sales of technology rights, generating an average of $450,000 per transaction in revenue, in 2003 as compared to six sales of technology rights, generating an average of $348,000 per transaction in revenue, in 2002. The increase in technology transfer income in 2003 was partially offset by a decrease in consulting fees of $178,185 related to strategic alliance agreements. As described below, we completed six sale of technology rights in 2003 in which we received securities valued at $2,698,478, compared to six sale of technology rights in 2002 valued at $2,088,254.

In 2003, we completed the following transactions:

•	Circle Group Holdings, Inc. in which we received 821,429 shares of common stock valued at $.32 per share,

•	GloTech Industries, Inc. in which we received 1,000,000 shares of common stock valued at $.30 per share,

•	GloTech Industries, Inc. in which we received 2,130,000 shares of common stock valued at $.58 per share,

•	Sequiam Corporation in which we received 485,000 shares of common stock valued at $.27 per share,

•	Circle Group Holdings, Inc. in which we received 130,208 shares valued at $.82 per share, and

•	E Med Future, Inc. in which we received 1,250,000 shares valued at $.53 per share.

Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation reports provided by an independent valuation service provider.

Consulting fees decreased to $1,086,064 in the year ended December 31, 2003 from $1,264,349 in the year ended December 31, 2002. The decrease in the amount of income derived from consulting fees resulted from a decrease in the fair value of the securities received for such services in 2003 as compared to 2002. The number of companies for which we provided such services remained relatively constant in 2003. Of the fees received during 2003, 23% were paid in the form of unregistered shares of common stock in our client; the balance was paid in cash. Of the fees received during 2002, 51% were paid in the form of unregistered shares of common stock in our client; the balance was paid in cash.

Expenses. Total operating expenses for the year ended December 31, 2003 were $3,512,416 consisting of salaries and wages of $746,171, professional fees of $734,658, sales and marketing expenses of $817,615, and general and administrative expenses of $1,213,972. These expenses compared to the $3,140,151 reported for the year ended December 31, 2002, consisting of salaries and wages of $762,914, professional fees of $515,164, sales and marketing expenses of $723,962, and general and administrative expenses of $1,138,111. The 12% increase in total operating expenses in 2003 was primarily due to increased professional fees on specific projects during 2003, greater technology transfer costs, interest expense on our loan, increased investment banking fees, and the cost of an increased marketing effort. The 13% increase in sales and marketing expenses was largely due to an increase in the costs associated with acquisition of technologies that we subsequently transferred. The 2% decrease in salaries and wages reflect a decrease in the number of our employees in 2003 as compared to 2002. The 13% increase in professional fees is largely due to the increased costs associated with reporting and auditing requirements as a result of the Sarbanes-Oxely Act of 2002, as well as additional attorneys’ and other professional fees for work related to specific projects in early 2003 and the increase cost of quarterly valuation reports due to the increasing number of investments. The 7% increase in general and administrative costs is largely due to the interest expense paid during 2003 for a loan obtained by us in May 2003.

Net Realized and Unrealized Gains (Losses) and Income Taxes.

Net realized losses on investments net of income tax effect amounted to $228,871 for the year ended December 31, 2003 and were related to sales of:

Company Name	Number Of Shares	Gain (Loss) On Sale
Advanced Recycling Sciences, Inc.	9,000	(3,556)
Full Circle Registry, Inc.	98,250	(116,302)
Circle Group Holdings, Inc.	43,000	45,455
Clean Water Technologies, Inc.	20,000	(335)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	228,089	(8,655)
Innovative Medical Services, Inc.	120,000	14,806

		$(228,871)

Net realized losses on investments net of income tax effect amounted to $773,262 for the year ended December 31, 2002 and were related to sales of:

Company Name	Number Of Shares	Gain (Loss) On Sale
Advanced Recycling Sciences, Inc.	223,103	(67,956)
Torvec, Inc.	1,068,354	(634,806)
Clean Water Technologies, Inc.	57,179	(6,425)
Centrex, Inc.	240,600	(6,459)
Sense Holdings, Inc.	1,621,911	(57,616)

		$(773,262)

Changes in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At December 31, 2003, approximately 69.5% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily available market value for the investments in our portfolio, we value all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized depreciation of investments, net of taxes, is $475,561 for the year ended December 31, 2003, compared to net unrealized depreciation, net of taxes, of $2,073,161 for the year ended December 31, 2002. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the year ended December 31, 2003 and 2002. There were declines in value in 2003 related to our investments in Graphco Holdings Corporation, Rosbon, Inc., Advanced Recycling Sciences, Inc., Voice and Wireless, Inc., FullCircle Registry, Inc., Stealth MediaLabs, Inc., Primapharm Funding Corporation, Prime Pharmaceutical Corporation, Sequiam Corporation, GloTech Industries, Inc. and E Med Future, Inc. However the decline in value was partially offset by an increase in value in our investments in Circle Group Holdings, Inc. and Duraswitch Industries, Inc., Clean Water Technologies, Inc. and Peak Entertainment Holdings, Inc. Circle Group Holdings, Inc. had an increase in value of approximately $5.4 million, while Stealth MediaLabs, Inc. and GloTech Industries, Inc. had a total decrease in value of approximately $5.5 million. The remaining investments made up the additional net decline of approximately $375,000.

The Company’s most significant portfolio investment is in Circle Group Holdings, Inc. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

Circle Group Holdings, Inc. At December 31, 2003, the fair value of our investment in Circle Group was approximately $5.9 million. The fair value of our investment in Circle Group increased by approximately $5.4 million for the year ended December 31, 2003. 23 % of the increase in the fair value of our investment in Circle Group resulted from the acquisition of an additional 956,637 shares of its common stock in connection with a technology transfer transaction. The remaining increase in the fair value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had appreciated by 7.635% in fair value. In determining the fair value of our investment in Circle Group, our Board of Directors discounted the public market value of Circle Group’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Our net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of our future performance.

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

Income from operations. Income from operations decreased 16.9% to $3,385,335 for the year ended December 31, 2002 from $4,075,248 for the year ended December 31, 2001. The decrease in income from operations in 2002 resulted from completing six tax-free mergers, generating an average of $348,000 per transaction in revenue in 2002, as compared to four tax-free mergers in 2001, generating an average of $855,000 per transaction in revenue, partially offset by an increase in consulting fees of $729,467 related to strategic alliance agreements. As described below, we completed six tax free mergers in 2002 in which we received securities valued at $2,088,254, compared to four tax-free transactions in 2001 valued at $3,419,653.

In 2002, we completed the following transactions:

•	We received 465,000 unregistered shares of common stock of Image Analysis, Inc. that we valued at $2.43 per share in connection with a technology transfer.

•	We received 683,550 unregistered shares of common stock of Prime Pharmaceutical Corporation that we valued at $0.435 per share in connection with a technology transfer.

•	We received 318,750 unregistered shares of common stock of Voice and Wireless Corporation that we valued at $0.94 per share in connection with a technology transfer.

•	We received 68,250 unregistered shares of common stock of FullCircle Registry, Inc. that we valued at $2.43 per share in connection with a technology transfer.

•	We received 2,800,000 unregistered shares of common stock of Circle Group Holdings, Inc. that we valued at $0.12 per share in connection with a technology transfer.

We received 157,500 unregistered shares of common stock of FullCircle Registry, Inc. that we valued at $0.82 per share in connection with a technology transfer.

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

Expenses. Total operating expenses for the year ended December 31, 2002 were $3,140,151 consisting of salaries and wages of $762,914, professional fees of $515,164, sales and marketing expenses of $723,962, and general and administrative expenses of $1,138,111. These expenses compared to the $2,611,970 reported for the year ended December 31, 2001, consisting of salaries and wages of $616,796, professional fees of $372,029, sales and marketing expenses of $904,141, and general and administrative expenses of $719,004. The 20.2% increase in total operating expenses was primarily due to expenses incurred in retaining investment banking firms to potentially raise capital and to sell our investments, additional expenses incurred in the operation of PAX Technology for a full year in 2002 as compared to three months in 2001, and an increase in costs associated with being a public company. The 19.9% decrease in sales and marketing expenses was largely due to a reduction in the costs associated with acquisition of technologies that we subsequently transferred and was partially offset by an increase in the amount paid to employees to consummate these technology transfers. The 23.7% increase in salaries and wages reflect additional expenses incurred in the operation of PAX Technology for a full year in 2002 as compared to three months in 2001. The 38.5% increase in professional fees is largely due to the increased costs associated with operating as a public company, reporting requirements of a public company, preparing the corporate and subsidiary tax returns, as well as additional attorneys’ fees for work related to intellectual property and complying with BDC regulatory requirements and the increased cost associated with obtaining quarterly valuation reports for our increasing number of investments. The 58.3% increase in general and administrative costs is largely due to the increased expenses incurred in the operation of PAX Technology for a full year in 2002 as compared to three months in 2001, expenses incurred in retaining investment banking firms to potentially raise capital and to sell our investments, expenses incurred in listing of our shares of common shares on the American Stock Exchange.

Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments amounting to $737,262 and $86,578, respectively for the year ended December 31, 2002 and 2001 were substantially related to sales of:

December 31, 2002

Company Name	Number Of Shares	Loss On Sale
Torvec, Inc.	1,068,354	$(634,806)
Advanced Recycling Sciences, Inc.	223,103	(67,956)
Clean Water Technologies, Inc.	57,179	(6,425)
Centrex, Inc.	240,600	(6,459)
Sense Holdings, Inc.	1,621,911	(57,616)

		$(773,262)

December 31, 2001

Company Name	Number Of Shares	Loss On Sale
Advanced Recycling Sciences, Inc.	51,000	(5,099)
Lexon, Inc.	924,973	(83,271)
Other investment holdings	231,241	1,792

		$(86,578)

Net realized losses on investments amounted to $86,578 for the year ended December 31, 2001 and were substantially related to sales of 855,973 shares of Lexon, Inc. common stock for $62,037 during the reporting period.

The net unrealized depreciation of investments, net of taxes, was $2,073,161 for the year ended December 31, 2002, compared to an net unrealized depreciation, net of taxes of $177,119 for the year ended December 31, 2001. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the year ended December 31, 2002 and 2001. There were declines in value in 2002 related to our investments in Lexon, Inc., Centrex, Inc., Clean Water Technologies, Inc., Rosbon, Inc., Torvec, Inc., Advanced Recycling Sciences, Inc., Sense Holdings, Inc., Palladium Communications, Inc., Group Management, Inc., Circle Group Holdings, Inc., Voice and Wireless, Inc., FullCircle Registry, Inc., Image Analysis, Inc., Graphco Technologies, Inc., Primapharm Funding Corporation, Hydrogen Technologies, Inc. and Prime Pharmaceutical Corporation, Inc. However the decline in value was partially offset by an increase in value in our investments in Stealth MediaLabs, Inc. and Innovative Medical Services, Inc. Stealth MediaLabs, Inc. became a publicly traded company with a value increase of $2,607,184 for the year ended December 31, 2002.

Our net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of our future performance.

Liquidity and Capital Resources

Net assets increased 52% to $11,152,370 at December 31, 2003 from $7,346,057 at December 31, 2002, primarily attributable to a the completion of four private placement transactions totaling $3,925,668 during the year as well as net income from operations$180,568, offset by realized losses, and the unrealized depreciation of non-controlled affiliate investments.

Our primary source of liquidity and capital for the year ended December 31, 2003 was from the completion of four private placement transactions of our securities and loan proceeds, as described below. Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash. In 2003,

77% of our income from operations were paid in the form of equity securities. Our goal is to monetize the equity stakes we receive in consideration for the technology rights transactions and our consulting services.

The following is a brief discussion of the equity and debt financing transactions that we undertook in 2003: In April 2003, we completed a private placement transaction of 330,000 shares of our common stock at $3.00 per share. The net proceeds, after deducting investment banking fees of $99,500, was $890,500. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

In August 2003, we completed a private placement transaction of 146,450 shares of our common stock at $6.00 per share. The net proceeds, after investment banking fees of $96,444, were $782,257. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

In October 2003, we completed a private placement transaction of 257,000 shares of our common stock at $7.00 per share. The net proceeds, after investment banking fees of $144,000, were $1,398,000. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

In December 2003, we completed a private placement transaction of 71,428 shares of our common stock at $7.00 per share. The net proceeds, after investment banking fees of $33,496, were $466,500. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

In December 2003, we began an additional private placement transaction of 107,986 shares of our common stock at $7.00 per share. The net proceeds received as of December 31, 2003 related to 66,286 shares of the total private placement were $388,412, net of investment banking fees of $75,590 and are reflected in Capital Stock Payable as the shares were not issued as of December 31, 2003. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

In August 2003, 50,000 employee stock options were exercised which resulted in the issuance of 50,000 shares of common stock and net proceeds to us of $282,000. In November 2003, 10,000 employee stock options were exercised which resulted in the issuance of 10,000 shares of common stock and net proceeds to us of $74,000.

In April 2003, we obtained a loan for $1,000,000 at 12% per annum with interest paid in advance, which resulted in net proceeds of $760,000 with an effective interest rate of approximately 14%. The term of the loan is two years, and no principal payments are required prior to maturity. The loan is non-recourse except with respect to 360,360 unissued shares of our common stock pledged as collateral to secure the loan.

The total net proceeds of all of these transactions after deducting investment banking fees was and prepaid interest was $5,041,669.

On December 31, 2003, we had $3,704,327 in cash and cash equivalents.

The following table shows the funds we generated from the sale of our equity investments and the cost of the equity investments that were sold to generate such funds:

	December 31, 2003	December 31, 2002	December 31, 2001
Funds generated	$4,374,699	$0	$475,000
Cost of Equity Securities Sold	$449,030	$0	$99,389

We are not currently generating sufficient cash flows from operations to support our current operations. We have and will continue to be dependent upon equity or debt financing sources to fund our operations.

Contractual Obligations

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003:

	Payments due by period
						More than 5
Contractual Obligations	2004	2005	2006	2007	2008	Years
Long-term debt	$-0-	$847,890	$-0-	$-0-	$-0-	$-0-
Employment contract	150,000	-0-	-0-	-0-	-0-	-0-
Long term leases	48,972	43,891	43,891	43,891	43,891	-0-

Total	$198,972	$803,891	$43,891	$43,891	$43,891	$-0-

Recent Developments

In January 2004, GloTech Industries, Inc. announced a reverse split of 5.37 to 1 of their common stock and a change of their ticker symbol to IRAE and the name to Intra-Asia Entertainment Corporation.

In January 2004, we completed the private placement we began in December 2003 for 107,986 shares of our common stock at $7.00 per share. The total net proceeds received inclusive of the December receipts was $680,312, net of investment banking fees of $75,590. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

In January 2004, we completed an additional private placement transaction of 300,000 shares of our common stock at $7.00 per share. The net proceeds after investment banking fees of $210,000 was $1,890,000. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction.

In February 2004, we repaid the loan that was obtained in April 2003, by issuing 125,715 shares of our common stock to the loan holder. The balance owed at the time the shares were issued was $880,000. The shares were issued at an effective value of $7.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction As a result of this transaction, the Company currently has no long-term or short-term debt.

As a result of the above transactions, as of March 5, 2004, there were 5,324,251 shares of our common stock outstanding.

In February 2004, we sold 195,892 shares of common stock of Circle Group Holdings, Inc. for net proceeds of $1,234,160. We also exercised 500,000 warrants to purchase the common stock of Circle Group Holdings, Inc. for $.36 per share for a total of $180,000. As of March 5, 2004, we owned 4,089,745 shares of common stock in Circle Group Holdings, Inc.

In January 2004 we announced the appointment of a new Vice President to head the Company’s new California office in Palo Alto, California.

In January 2004, we entered into a strategic alliance with the Laurus Master Fund, Ltd., a financial institution that makes direct investments in US listed small and micro cap companies. The purpose of the alliance is to assist, when appropriate, Laurus Funds’ portfolio companies in identifying and adopting synergistic, university technologies. We have hired an executive to head the Company’s Strategic Alliance with Laurus Master Fund Ltd. in New York City.

We believe that the establishment of the office in California and the strategic alliance with the Laurus Family of Funds in New York will expand our ability to develop and maintain local relationships with clients in those areas.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. The following is a discussion of our equity market risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors’ good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Item 8. Financial Statements and Supplementary Data

UTEK CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
UTEK Corporation and Subsidiaries
Plant City, Florida

We have audited the accompanying consolidated balance sheet of UTEK Corporation including the schedule of investments as of December 31, 2003 and the related consolidated statements of operations, cash flows and changes in net assets for the year then ended. These consolidated financial statements and schedule of investments are the responsibility of the management of UTEK Corporation. Our responsibility is to express an opinion on these consolidated financial statements and schedule of investments based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures also included the physical inspection of securities owned as of December 31, 2003. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule of investments referred to above present fairly, in all material respects, the financial position of UTEK Corporation as of December 31, 2003 and the results of its operations, cash flows and changes in net assets for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 5, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

UTEK Corporation

We have audited the accompanying consolidated balance sheet of UTEK Corporation, including the schedules of investments, as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in net assets for each of the two years in the period ended December 31, 2002, and selected per share data and ratios for each of the four years in the period ended December 31, 2002. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

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

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of UTEK Corporation at December 31, 2002, and the consolidated results of its operations, its cash flows and changes in net assets for each of the two years in the period ended December 31, 2002, and the selected per share data and ratios for each of the four years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida
February 19, 2003
   except for Note 12 as to which
   the date is March 20, 2003

UTEK Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2003	2002
ASSETS
Investments in non-controlled affiliates (cost $11,861,995 and $9,541,631 at December 31, 2003 and December 31, 2002, respectively)	$7,745,354	$6,208,090
Cash and cash equivalents	3,704,327	745,926
Accounts receivable, net of allowance for bad debt	177,138	182,172
Prepaid expenses and other assets	200,353	126,550
Deferred tax asset	67,075	—
Fixed assets, net	44,279	65,255
Goodwill	523,807	472,519
Intangible assets	87,115	62,628

TOTAL ASSETS	12,549,448	7,863,140

LIABILITIES
Note payable	847,890
Accrued expenses	187,897	126,947
Income taxes payable	—	16,781
Deferred revenue	361,291	127,766
Deferred tax liability	—	245,589

TOTAL LIABILITIES	1,397,078	517,083

NET ASSETS	$11,152,370	$7,346,057

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 4,790,550 shares issued and outstanding at December 31, 2003 and 3,925,672 shares issued and outstanding at December 31, 2002	$47,906	$39,257
Common stock subscribed	388,412
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	10,943,549	7,058,941
Accumulated income:
Accumulated net operating income	3,303,505	3,122,937
Net realized loss on investments, net of income taxes	(1,064,996)	(836,125)
Net unrealized depreciation of investments, net of deferred income taxes	(2,567,549)	(2,091,988)
Foreign currency translation adjustment	101,543	53,035

Net assets	$11,152,370	$7,346,057

Net asset value per share	$2.33	$1.87

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

	Year ended December 31
	2003	2002	2001
Income from operations:
Sale of technology rights	$2,698,478	$2,088,254	$3,419,653
Consulting and other services	1,086,064	1,264,249	534,782
Investment income, net	20,635	32,832	120,813

	3,805,177	3,385,335	4,075,248
Expenses:
Salaries and wages	746,171	762,914	616,796
Professional fees	734,658	515,164	372,029
Sales and marketing	817,615	723,962	904,141
General and administrative	1,213,972	1,138,111	719,004

	3,512,416	3,140,151	2,611,970

Income before income taxes	292,761	245,184	1,463,278
Provision for income taxes	112,193	91,541	555,298

Net income from operations	180,568	153,643	907,980
Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of $138,085, $466,536 and $52,236 for 2003, 2002 and 2001, respectively	(228,871)	(773,262)	(86,578)
Change in unrealized depreciation of non-controlled affiliate investments, net of deferred tax benefit of $286,772, $1,250,811 and $106,681 for 2003, 2002 and 2001 respectively	(475,561)	(2,073,161)	(177,119)

Net decrease in net assets from operations	$(523,864)	$(2,692,780)	$644,283

Net increase decrease in net assets from operations per share:
Basic	$(.12)	$(.69)	$.17
Diluted	$(.12)	$(.69)	$.17
Weighted average shares:
Basic	4,266,918	3,921,535	3,840,714
Diluted	4,266,918	3,921,535	3,882,914

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
Operating Activities:
Net increase (decrease) in net assets from operations	$(523,864)	$(2,692,780)	$644,283
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in net unrealized depreciation of investments	783,100	3,415,355	283,980
Depreciation and amortization	41,284	35,657	23,297
Loss on disposal of fixed asset	—	1,024	—
(Gain) loss on sale of investments	366,957	1,215,050	138,814
Deferred income taxes	(312,664)	(1,642,398)	396,199
Investment securities received for sale of intellectual property holding companies	(2,698,478)	(2,200,254)	(3,419,653)
Services rendered in exchange for investment securities	(266,610)	(633,420)	(453,635)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(32,832)	(162,098)	(117,032)
Income taxes payable	(16,781)	16,781
Deferred revenue	83,656	32,332	27,008
Accrued expenses	60,950	36,822	(11,776)

Net cash used in operating activities	(2,515,282)	(2,577,929)	(2,488,515)

Investing Activities:
Proceeds received on sale of investments	427,636	1,888,263	5,049,343
Purchase of investment securities	—	(50,000)	(5,411,844)
Cash acquired in acquisition of PAX Technology Transfer Ltd.	—	—	27,533
Purchases of fixed assets	(44,130)	(5,378)	(26,504)

Net cash provided by (used in) investing activities	(383,606)	1,832,885	(361,472)

Financing Activities:
Proceeds from short term borrowings	—	—	150,000
Repayments on short-term borrowings	—	—	(189,975)
Net proceeds from issuance of common stock	4,281,669	—	375,617
Net proceeds from issuance of debt	760,000	—	—

Net cash provided by (used in) financing activities	5,041,669	—	335,642

Foreign currency translation adjustment	48,508	58,497	(5,462)

Increase (decrease) in cash and cash equivalents	2,958,401	(686,547)	(2,519,807)
Cash and cash equivalents at beginning of period	745,926	1,432,473	3,952,280

Cash and cash equivalents at end of period	$3,704,327	$745,926	$1,432,473

Supplemental Disclosures of Non-Cash Investing Activities
Acquisition of Techex Acquisition Corporation	$—	$70,900	$—

Acquisition of PAX Technology Transfer Ltd, net of cash acquired	$—	$—	$412,467

Stock received in settlement of receivable	$—	$—	$39,614

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

	Year ended December 31
	2003	2002	2001
Changes in net assets from operations:
Net income from operations	$180,568	$153,643	$907,980
Net realized gain (loss) on sale of investments	(228,871)	(773,262)	(86,578)
Change in net unrealized depreciation of investments, net of related deferred taxes	(475,561)	(2,073,161)	(177,119)

Net increase (decrease) in net assets from operations	(523,864)	(2,692,780)	644,283

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of common stock options), net of offering costs of $449,030 and $99,383 for the year ended December 31, 2003 and 2001, respectively	4,281,669	—	375,617
Common stock issued in acquisition of PAX Technology Transfer Ltd.	—	—	440,000
Common stock issued in acquisition of Techex Acquisition Corporation	—	70,900	—

Net increase in net assets from stock transactions	4,281,669	70,900	815,617

Foreign currency translation adjustment	48,508	58,497	(5,462)

Net increase (decrease) in net assets	3,806,313	(2,563,383)	1,454,438
Net assets at beginning of year	7,346,057	9,909,440	8,455,002

Net assets at end of year	$11,152,370	$7,346,057	$9,909,440

See accompanying notes

UTEK CORPORATION

Schedule of Investments
December 31, 2003

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
		Common stock in non-controlled affiliates—69.5% of our net assets
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—1.0% of our net assets; environmental services.	568,006	115,294
150	11/99	Rosbon, LLC , privately held—.5% of our net assets; real estate development	90,705	55,290
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc.,\publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
236,000	3/01	Lexon, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter —.1% of our net assets; telecom, educational internet service	12,028	1,520
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
3,800,637	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter,— 53.0% of our net assets; digital design and consulting	753,719	5,908,898
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, — 0%; of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0% of our net assets; developer of energy technology	14,040	—
388,500	6/02	FullCircle Registry, Inc., publicly traded over the counter, —0.1% of our net assets; developer of emergency information technology	324,002	15,540
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter, —0.3% of our net assets; developer of electronic switch technologies	29,031	39,999
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 1.4% of our net assets; developer of biological authentication and biometrics technologies	181,887	154,800
3,198,571	4/03	GloTech Industries, Inc., publicly traded over the counter, — 5.2% of our net assets; developer of lighted technology devices	1,554,218	575,743
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 6.1% of our net assets; manufacturer of needle destruction device	685,591	680,520
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, —1.5% of our net assets; operator of digital display monitor networks	168,950	168,950
240,000	12/03	Assuretec Holdings, Inc., privately held ,— .3% of our net assets; security solutions to automate, manage and authenticate identification documents	28,800	28,800

		TOTAL INVESTMENTS—69.5%	$11,861,995	$7,745,354

		Cash and other assets, less liabilities—30.5%		3,407,016

		Net assets at December 31, 2003—100%		$11,152,370

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2003, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc., GloTech Industries, Inc. and Primapharm Funding Corporation.

See accompanying notes

UTEK CORPORATION
Schedule of Investments
December 31, 2002

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
		Common stock in non-controlled affiliates—84.5% of our net assets
236,000	3/01	Lexon, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	$39,614	$—
1,344,300	1/99	Image Analysis, Inc., privately held — 0% of our net assets; medical and hospital equipment developer	1,349,775	—
1,343,400	5/99	Centrex, Inc., publicly traded over the counter—3.5% of our net assets; developer of water and purification methodologies	443,322	255,246
900,000	5/99	Nubar, Inc., privately held—0% of our net assets; developer of construction materials	126,000	—
980,778	6/99	Clean Water Technologies, Inc. publicly traded over the counter—.6% of our net assets; environmental services.	573,806	45,116
150	11/99	Rosbon, LLC, privately held—1.0% of our net assets; real estate development	90,705	76,451
100,799	3/00	Graphco Technologies, Inc., privately held— 2.8% of our net assets; developer of e-commerce technologies	952,551	207,646
2,103,053	6/00	Advanced Recycling Sciences, Inc. publicly traded over the counter — 3.1%; tire recycling methodologies	1,978,242	231,336
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 62.5% of our net assets; software products	1,708,000	4,586,435
228,089	5/01	Sense Holdings, Inc., publicly traded over the counter— 1.0% of our net assets; biometric technologies	59,303	70,708
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 1.4% of our net assets; pharmaceutical developments in dermatology	783,344	104,548
1,000,000	11/01	Primapharm Funding Corporation, privately held— 1.4% of our net assets; intellectual property development	393,001	100,000
400,000	11/01	Palladium Communications, Inc., publicly traded over the counter —0% of our net assets; telecom, educational internet service	12,028	—
47,615	1/02	Group Management Corporation, publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
2,844,000	1/02	Circle Group Holdings, Inc. publicly traded over the counter, developer of technology companies — .8% of our net assets;	358,102	59,724
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, — .2% of our net assets; internet/technology services and products	53,161	13,942
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0% of our net assets; developer of energy technology	14,040	—
486,750	6/02	FullCircle Registry, Inc., publicly traded over the counter, — 5.6% of our net assets; developer of emergency information technology	519,803	413,738
120,000	9/02	Innovative Medical Services, Inc., publicly traded over the counter, —.6% of our net assets; developer of anti-microbial technology	39,885	43,200

		TOTAL INVESTMENTS—84.5%	$9,541,631	$6,208,090

		Cash and other assets, less liabilities—15.5%		1,137,967

		Net assets at December 31, 2002100.0%		$7,346,057

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2003, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of each of the above investments with the exception of Full Circle Registry, Inc., Centrex, Inc., Graphco Technologies, Inc., Prime Pharmaceutical Corporation, Lexon, Inc., Voice and Wireless Corporation, Palladium Communications, Inc., Hydrogen Technology Applications, Inc. Innovative Medical Services, Inc., Sense Holdings, Inc., Advanced Recycling Sciences, Inc. and Group Management Corporation.

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

In November 2003, UTEK Corporation acquired the UVentures.com website and certain other intellectual property assets from UVentures, Inc., an innovative Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations.

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

Usually we have executed or will execute our investments in portfolio companies through the creation and capitalization of a intellectual property acquisition company to acquire a new technology, which subsidiary will then be acquired by a portfolio company in a non-taxable exchange of shares of the portfolio company. In connection with such transaction, we receive shares of common stock in the portfolio company in exchange for the securities of our intellectual property acquisition company. In addition to holding a license to a new technology, our intellectual property acquisition company may also hold cash and other assets. The portfolio companies frequently have little or no prior operating history.

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

Principles of Consolidation

The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Wholly-owned intellectual property acquisition company used to acquire new technologies are consolidated with the Company prior to exchange of their shares with a portfolio company.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was $4,639 and $32,995 for the years ended December 31, 2003 and 2002, respectively.

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

Goodwill

Goodwill is the excess cost over the fair value of net identifiable assets acquired relating to the September 28, 2001 acquisition of Pax Technology Transfer, Ltd. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and, as a result, the related goodwill is not being amortized. Goodwill is reviewed for possible impairment at least annually or more upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. During the year ended December 31, 2003, the Company determined that there was no impairment in the value of Goodwill.

Changes in the carrying amount of Goodwill are summarized in the following table:

	For the year ended	For the year ended
	December 31, 2003	December 31, 2002
Beginning balance	$472,519	$426,693
Currency exchange adjustment	51,288	45,826

Ending balance	$523,807	$472,519

Intangible Assets

Other intangible assets include the software relating to the May 2002 acquisition of TechEx.com and UVentures.com websites. Accumulated amortization was $22,452 and $8,272 at December 31, 2003 and 2002 respectively. The software is being amortized over five years. At each balance sheet date, the Company evaluates the value of intangible assets for impairment. Based upon its most recent analysis, the Company believes that no impairment of intangible assets exists at December 31, 2003.

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

Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2003 and December 31, 2002 (69.5% and 84.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

Sale Of Technology Rights

The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our intellectual property acquisition companies with unrelated portfolio companies. The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

Consulting and Other Services

In addition to technology transfer transactions, we offer the strategic alliance consulting services. A method of technology transfer already being used by PAX Technology Transfer Ltd., strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company, or cash. These agreements are cancelable at any time.

Revenues from strategic alliance agreements in which unregistered shares of common stock are received before they are earned, are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value as determined by the Board of Directors. In some cases the Company is paid a fee in connection with a technology transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

The Company’s consolidated subsidiary, PAX Technology Transfer, Ltd., derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is recognized ratably over the term of the contract, typically ninety days. These contracts are generally paid in the form of cash.

Revenue from the sale of subscriptions to the TechEx.com and UVentures.com websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2003. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property, plant and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Stock-Based Compensation

At December 31, 2003, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Stock Option Plan and 2000 Non-Qualified Stock Option Plan of UTEK Corporation. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	Year ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Net increase (decrease) in net assets from operations:
As reported	$(523,864)	$(2,692,780)	$644,283
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(292,719)	(247,457)	(197,692)

Pro forma	$(816,583)	$(2,940,237)	$446,591
Net increase (decrease) in net assets from operations per share – Basic:
As reported	$(.12)	$(.69)	$.17
Pro forma	$(.19)	$(.75)	$.12
Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$(.12)	$(.69)	$.17
Pro forma	$(.19)	$(.75)	$.12

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

Research and Development

Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes. The Company expenses all research and development costs as they are incurred. During the twelve months ended December 31, 2003, 2002 and 2001, the Company incurred $-0-, $-0- and $356,000, in such costs.

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

Impact of Future Accounting Standards

SFAS 148

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2003 and is also required to provide the disclosures in its quarterly reports containing financial statements for interim periods. The Company adopted SFAS 148 on January 1, 2003 and elected to continue to account for its stock based compensation plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” as are described in Note 3 of these audited consolidated financial statements. The adoption did not have an impact on the Company’s consolidated financial statements.

SFAS 149

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on the Company’s consolidated financial statements.

SFAS 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective on July 1, 2003 for financial instruments created before May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial statements.

FIN 45

In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee and also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor regarding obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company’s consolidated financial statements at December 31, 2003. In the normal course of business the Company enters into contracts that contain a variety of representations, which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

FIN 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In October 2003, the FASB voted to defer the implementation until after the fourth quarter of 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the consolidated financial statements.

2. Investments

Equity securities at December 31, 2003 and December 31, 2002 (69.5 % and 84.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

As of December 31, 2003 and December 31, 2002, the Company had established three and four intellectual property acquisition companies, respectively, which had $-0- net assets.

On February 19, 2001, the Company sold its Technology Development, Inc. intellectual property acquisition company to Advanced Recycling Sciences, Inc., for 1,446,153 unregistered shares of Advanced Recycling Sciences, Inc. common stock in a non-taxable exchange.

On April 20, 2001, the Company sold its Watermark Technologies, Inc. intellectual property acquisition company to Stealth MediaLabs, Inc. for 450,000 unregistered shares of Stealth MediaLabs, Inc. common stock in a non-taxable exchange.

On May 31, 2001, the Company sold its Micro Sensor Technologies, Inc. intellectual property acquisition company to Sense Holdings, Inc. for 1,850,000 unregistered shares of Sense Holdings, Inc. common stock in a non-taxable exchange.

On August 14, 2001, the Company acquired 41,667 unregistered shares of common stock from BitzMart, Inc. at $3.00 per share for $125,000.

On September 27, 2001, the Company acquired 250,000 unregistered shares of common stock from Prime Pharmaceutical Corporation at $.60 per share for $150,000.

On September 28, 2001, the Company sold its Advanced Microsphere Technology, Inc. intellectual property acquisition company to Prime Pharmaceutical Corporation for 560,000 shares of Prime Pharmaceutical Corporation common stock in a non-taxable exchange.

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

On November 28, 2001, the Company received 400,000 unregistered shares of common stock from Palladium Communications, Inc. (formerly known as Palladium Communications, Inc.) in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 400,000 shares.

On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. As of December 31, 2003, the Company has recognized consulting fees to date relating to 48,000 shares. The strategic alliance was renewed in February 2003.

On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s common stock in connection with a strategic alliance agreement. As of December 31, 2003, the Company has recognized consulting fees to date related to 47,615 shares. The strategic alliance was cancelled in June 2002 and 66,661 shares were returned to Group Management Corporation.

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

On May 7, 2002, the Company sold its Nitrone Scientific, Inc. intellectual property acquisition company to Prime Pharmaceutical Corporation for 683,550 shares of Prime Pharmaceutical Corporation’s common stock in a non-taxable exchange.

On May 7, 2002, the Company sold its Digital Image Enhancement Technologies, Inc. intellectual property acquisition company to Clear Image, Inc. (formerly Image Analysis, Inc.) for 465,000 unregistered shares of Clear Image, Inc.’s common stock in a non-taxable exchange.

On May 31, 2002, the Company received 30,000 unregistered shares of common stock from FullCircle Registry, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 30,000 shares.

On June 11, 2002, the Company sold its Energy Management Technologies, Inc. intellectual property acquisition company to Voice and Wireless Corporation for 318,750 unregistered shares of Voice and Wireless Corporation’s common stock in a non-taxable exchange.

On June 12, 2002, the Company sold its Electronic Luminescent Technologies, Inc. intellectual property acquisition company to FullCircle Registry, Inc. for 68,250 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

On August 27, 2002, the Company sold its Fiber-Gel Technologies, Inc. intellectual property acquisition company to Circle Group Holdings, Inc. for 2,800,000 unregistered shares of Circle Group Holdings, Inc.’s common stock and a warrant to purchase an additional 500,000 shares of its common stock at $0.36 per share in a non-taxable exchange.

On September 27, 2002, the Company sold its Spoken Data Technologies, Inc. intellectual property acquisition company to FullCircle Registry, Inc. for 157,500 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

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

On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has recognized consulting fees to date in relation to 48,000 unregistered shares of Circle Group Holdings, Inc. The strategic alliance was renewed in February 2003.

On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s common stock in connection with a strategic alliance agreement. We have recognized consulting fees to date related to 47,615 shares. The strategic alliance was cancelled in June 2002 and 66,661 shares were returned to Group Management Corporation.

On February 11, 2002, the Company entered into a strategic alliance agreement with Voice and Wireless Corporation. The agreement provides for a total of 540,000 unregistered shares of Voice and Wireless Corporation’s common stock to be distributed to the Company pro rata during the term of the agreement. We have recognized consulting fees to date related to 315,000 shares. The strategic alliance was cancelled in August 2002.

On April 2, 2002, the Company received 48,000 unregistered shares of common stock from Hydrogen Technology Applications, Inc. in a strategic alliance agreement. The agreement was not renewed in April 2003. The Company has recognized consulting fees to date relating to 48,000 shares.

On May 7, 2002, the Company sold its Nitrone Scientific, Inc. intellectual property acquisition company to Prime Pharmaceutical Corporation for 683,550 shares of Prime Pharmaceutical Corporation’s common stock in a non-taxable exchange.

On May 7, 2002, the Company sold its Digital Image Enhancement Technologies, Inc. intellectual property acquisition company to Image Analysis, Inc. for 465,000 unregistered shares of Image Analysis, Inc.’s common stock in a non-taxable exchange.

On May 31, 2002, the Company received 30,000 unregistered shares of common stock from FullCircle Registry, Inc. in a strategic alliance agreement. The agreement was not renewed in May 2003. The Company has recognized consulting fees to date relating to 30,000 shares.

On June 11, 2002, the Company sold its Energy Management Technologies, Inc. intellectual property acquisition company to Voice and Wireless Corporation for 318,750 unregistered shares of Voice and Wireless Corporation’s common stock in a non-taxable exchange.

On June 12, 2002, the Company sold its Electronic Luminescent Technologies, Inc. intellectual property acquisition company to FullCircle Registry, Inc. for 68,250 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

On August 27, 2002, the Company sold its Fiber-Gel Technologies, Inc. intellectual property acquisition company to Circle Group Holdings, Inc. for 2,800,000 unregistered shares of Circle Group Holdings, Inc.’s common stock and a warrant to purchase an additional 500,000 shares of its common stock at $0.36 per share in a non-taxable exchange.

On September 27, 2002, the Company sold its Spoken Data Technologies, Inc. intellectual property acquisition company to FullCircle Registry, Inc. for 157,500 unregistered shares of FullCircle Registry, Inc.’s common stock in a non-taxable exchange.

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

On January 15, 2003, the Company received 83,478 unregistered shares of common stock from Duraswitch Industries, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 34,782 shares. The strategic alliance was cancelled in June 2003 and unvested 48,696 shares were returned to Duraswitch Industries, Inc.

On February 5, 2003, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has recognized to date consulting fees relating to 44,000 unregistered shares of Circle Group Holdings, Inc.

On March 4, 2003, Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.) completed a 100 for 1 reverse split, which reduced the number of shares the Company holds to 4,000 from 400,000 shares.

On March 18, 2003, the Company received 160,000 unregistered shares of common stock from Sequiam Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 125,778 shares.

On March 26, 2003, the Company received 35,294 unregistered shares of common stock from Graphco Technologies, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 26,953 shares.

On March 26, 2003, the Company received 821,429 unregistered shares of common stock from Circle Group Holdings, Inc. in connection with an assignment of a technology license.

On April 11, 2003, the Company received 68,571 unregistered shares of common stock from GloTech Industries, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 49,141 shares.

On June 17, 2003, the Company received 34,000 unregistered shares of common stock from E Med Future, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 18,228 shares.

On June 23, 2003, the Company sold its Advanced Illumination Technologies, Inc. intellectual property acquisition company to GloTech Industries, Inc. for 1,000,000 unregistered shares of GloTech Industries, Inc.’s common stock in a non-taxable exchange.

On July 23, 2003, the Company received 130,208 unregistered shares of common stock from Circle Group Holdings, Inc. in connection with an assignment of a technology license.

On August 28, 2003, the Company sold its Sports Technologies, Inc. intellectual property acquisition company to GloTech Industries, Inc. for 2,130,000 unregistered shares of GloTech Industries, Inc.’s common stock in a non-taxable exchange.

On September 10, 2003, the Company sold its Fingerprint Detection Technologies, Inc. intellectual property acquisition company to Sequiam Corporation for 485,000 unregistered shares of Sequiam Corporation’s common stock in a non-taxable exchange.

On December 3, 2003, the Company received 545,000 unregistered shares of common stock from Magic Media Networks, Inc. in a six-month strategic alliance agreement. The Company has recognized consulting fees to date relating to 82,043 shares.

On December 10, 2003, the Company received 240,000 unregistered shares of common stock from AssureTec Holdings, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 13,548 shares

On December 30, 2003, the Company sold its Medical Safety Technologies, Inc. intellectual property holding to E Med Future, Inc. for 1,250,000 unregistered shares of E Med Future, Inc.’s common stock in a non-taxable exchange.

3. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2003	2002
Computer Equipment	$89,845	$87,815
Furniture and Fixtures	46,008	44,974
Leasehold Improvements	22,555	20,455
Uventures Website	40,000	—

	198,408	153,244
Less accumulated depreciation	(115,462)	(87,989)

	$82,946	$65,255

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

5. Income Taxes

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

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	16,781	—

	$—	$16,781	$—

Deferred:
Federal	$95,795	$64,250	$473,320
State	16,398	10,510	81,978

	112,193	74,760	555,298

	$112,193	$91,541	$555,298

     A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2003	2002	2001
Tax at U.S. statutory rate	$99,487	$80,028	$497,255
State taxes, net of federal benefit	10,766	8,820	54,104
Other	1,940	2,693	3,939

	$112,193	$91,541	$555,298

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2003	2002
Net operating loss carryforward	$1,695,622	$1,050,332
Capital loss carryforward	—	—
Tax credit carryforward	16,781	16,781
Other	(1,011)	(2,301)
Investments in non-controlled affiliates	(1,644,317)	(1,310,401)

Net deferred tax asset (liability)	$67,075	$(245,589)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance was not necessary as of December 31, 2003 and 2002.

At December 31, 2003, the Company has available U.S. net operating loss carryforwards of approximately $4,506,037, which expire in years 2012, 2018, 2019, 2020, 2021, 2022 and 2023. At December 31, 2003 the Company has a capital loss carryforward of approximately $-0-.

6. Stockholders’ Equity

Transactions in common stock for the four years ended December 31, 2003 were as follows:

Common Stock	Shares	Par Value	Paid In Capital
Balance at December 31, 2000	3,782,226	37,822	6,173,859
Private placement—June 2001	73,986	740	374,877

Common Stock	Shares	Par Value	Paid In Capital
Acquisition PAX Technology Transfer, Ltd—September 2001	59,460	595	439,405

Balance at December 31, 2001	3,915,672	39,157	6,988,141
Acquisition of Techex Acquisition Corporation—May 2002	10,000	100	70,800

Balance at December 31, 2002	3,925,672	39,257	7,058,941

Employee stock options exercised	60,000	600	355,400
Private placement—April 2003	330,000	3,300	887,200
Private placement—July 2003	146,450	1,464	780,792
Private placement—November 2003	257,000	2,570	1,395,430
Private placemen—December 2003	71,428	714	465,786

Balance at December 31, 2003	4,790,550	$47,905	$10,943,549

In December 2003, the Company had an additional private placement; the transfer agent as of this date had not issued the shares. Therefore the net proceeds of $388,412 for the shares sold as of December 31, 2003 is reflected in the stockholders’ equity section under Common Stock Payable.

7. Stock Compensation, Stock Options and Warrants

Pursuant to an agreement we entered into in connection with our initial public offering, the Company issued 100,000 warrants on October 25, 2000 at $.0003 to the underwriter, to purchase an equal number of shares of the Company’s common stock. These warrants are exercisable over the next three years at $9.90 per share. The warrants expire on October 25, 2005.

The Company accounts for stock grants to employees in exchange for services in accordance with APB No 25, “Accounting for Stock Issued to Employees”. Stock grants to non-employees in exchange for services are accounted for in accordance with FAS 123, “Accounting for Stock-Based Compensation”. There were no expenses related to stock grants to employees and non-employees in exchange for services during fiscal 2003, 2002, and 2001.

In the year ended December 31, 1999, the Company reserved 750,000 shares of common stock for issuance in connection with the stock option plans. The Company adopted a fixed incentive stock option plan in September 1999 (the “1999 Plan”) and a fixed non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, the Company is authorized to issue options to purchase up to 500,000 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 250,000 shares of the Company’s common stock. Under the 2000 Plan, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. The per share exercise price of each stock option granted under the 1999 Plan and the 2000 Plan must be equal to the quoted fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. At December 31, 2003, 712,534 options from the 1999 Plan and 240,000 options from the 2000 Plan had been granted; 222,517 options from the 1999 Plan and 50,000 options from the 2000 Plan had been cancelled; and 60,000 shares from the 1999 Plan were exercised.

Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to account for its stock option plan under APB Opinion 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure-only provisions of SFAS No. 123. Under APB 25, no compensation costs were recognized relating to the option grants because the exercise price of the options awarded was equal to the market value of the underlying common stock on the dates of grant. Under SFAS No. 123, the net decrease in net assets from operations would have increased by $292,719, or $.07 per share, for the year ended December 31, 2003, $247,457, or $.06 per share, for the year ended December 31, 2002, and the net increase in net assets from operations would have decreased by $197,692, or $.05 per share, for the year ended December 31, 2001.

The fair value of each option granted in 2003, 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	23.84%	19.00%	30.90%
Risk-free interest	2.78% to 3.08%	2.94% to 4.74%	3.69% to 5.09%
Expected term	5 years	5 years	5 years

A summary of the Company’s stock option activity, and related information follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price		Price
	Options	Per Share	Warrants	Per Share
Outstanding at December 31, 2000	240,000	$6.30	100,000	$9.90
Granted	258,000	7.02	—	—
Exercised	—	—	—	—
Canceled / Expired	—	—	—	—

Outstanding at December 31, 2001	498,000	$6.67	100,000	$9.90
Granted	294,534	7.09	—	—
Exercised	—	—	—	—
Canceled / Expired	(155,000)	6.81	—	—

Outstanding at December 31, 2002	637,534	$6.79	100,000	$9.90
Granted	160,000	6.64	—	—
Exercised	(60,000)	5.93	—	—
Canceled / Expired	(117,517)	7.20	—	—

Outstanding at December 31, 2003	620,017	$6.89	100,000	$9.90

For the years ended December 31	2003	2002	2001
Weighted average fair value of options granted:	$2.26	$1.91	$2.51

The following table summarizes information about outstanding stock options at December 31, 2003:

Outstanding	Exercise Price	Remaining Contractual	Exercisable
Options	Per Share	Life	Options
135,000	$6.00	1 year 10 months	135,000
55,000	$6.13	1 year 11 months	55,000
20,000	$5.75	2 years 0 months	15,000
2,000	$7.50	2 years 2 months	2,000
5,000	$7.00	2 years 4 months	5,000
5,000	$7.41	2 years 5 months	5,000
115,000	$7.40	2 years 9 months	85,000
2,500	$7.23	2 years 11 months	2,500
1,000	$7.13	2 years 11 months	1,000
7,744	$7.05	3 years 9 months	5,244
1,000	$7.08	3 years 2 months	1,000
155,000	$7.10	3 years 5 months	82,500
5,000	$7.25	3 years 7 months	2,500
28	$6.30	4 years 0 months	28
745	$6.10	4 years 0 months	745
20,000	$5.64	4 years 4 months	20,000
20,000	$6.99	4 years 5 months	20,000
15,000	$6.75	4 years 5 months	3,750
25,000	$6.99	4 years 5 months	6,250
30,000	$8.40	4 years 7 months	7,500

620,017			455,017

Weighted average exercise price of options exercisable at December 31, 2003	$6.75

8. Commitments and Contingencies

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

Effective September 1, 1999, the Company entered into a five year employment agreement with its CEO and President providing for an annual base salary of $150,000 for his services.

9. Related Party Transactions

Sam Reiber, the Company’s General Counsel and a director of the Company is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $16,197 and $16,377 in December 31, 2003 and 2002, respectively, in compensation during the past fiscal year for services performed for the Company and holds 6,100 shares of the Company’s common stock.

John Micek, a Director of the Company is also a partner in Silicon Prairie Partner, LP. Silicon Prairie Partners, LP invested $102,000 or 17,000 shares at $6.00 per share in a private placement offering in November 2003.

10. Interim Financial Information (Unaudited)

Fiscal year 2003:	March 31	June 30	September 30	December 31
Income from operations (Revenue)	$504,271	$606,635	$1,723,250	$971,021
Net income (loss) from operations	(603,474)	(13,299)	835,144	(37,803)
Net increase (decrease) in net assets from operations	(3,791,440)	864,833	3,406,071	(1,482,792)
Net increase (decrease) in net assets from operations per share
Basic	$(.97)	$(.20)	$.79	$(.35)
Diluted	$(.97)	$(.20)	$.76	$(.35)

Fiscal year 2002:	March 31	June 30	September 30	December 31
Income from operations (Revenue)	$269,954	$1,957,260	$688,828	$469,293
Net income (loss) from operations	(271,050)	517,650	26,675	(119,932)
Net increase (decrease) in net assets from operations	(512,852)	(1,045,998)	(748,315)	(385,615)
Net increase (decrease) in net assets from operations per share
Basic	$(.13)	$(.27)	$(.19)	$(.10)
Diluted	$(.13)	$(.27)	$(.19)	$(.10)

11. Subsequent Events

In January 2004, we completed the private placement it began in December 2003 for 107,986 shares of our common stock at $7.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The total net proceeds received inclusive of the December receipts was $680,312, net of investment banking fees of $75,590.

In January 2004, we completed an additional private placement transaction of 300,000 shares of our common stock at $7.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The net proceeds after investment banking fees of $210,000 was $1,890,000.

In January 2004, we repaid the loan that was obtained in April 2003, by issuing 125,715 shares of our common shares to the loan holder. The balance owed at the time the shares were issued was $880,000. The shares were issued at an effective value of $7.00 per share.

In February 2004, we sold 195,892 shares of common stock of Circle Group Holding, Inc. for net proceeds of $1,234,160. The Company also exercised 500,000 warrants to purchase the common stock of Circle Group Holdings, Inc. for $.36 per share for a total of $180,000. As of March 5, 2004, we own 4,089,745 million shares of Circle Group Holdings, Inc. common stock.

SELECTED PER SHARE DATA AND RATIOS

	Year Ended December 31
	2003	2002	2001	2000	1999
Per share information
Net asset value, beginning of year	$1.87	$2.53	$2.24	$1.18	$0.56
Net increase from operations(1)	.04	.04	.23	0.56	0.10
Net change in realized and unrealized appreciation/depreciation on investments (after taxes)	(.53)	(.73)	(.14)	(.87)	(.04)
Foreign currency translation adjustment	.01	.01	(.01)	—	—
Net increase from stock transactions	.94	.02	.21	1.37	0.56

Net asset value, end of year	$2.33	$1.87	$2.53	$2.24	$1.18

Per share market value, end of year(2)	$11.10	$6.25	$7.10	$5.75	N/A
Ratios/supplemental data
Net assets, end of year	$11,152,370	$7,346,057	$9,909,440	$8,455,002	$3,284,453
Ratio of expenses to average net assets(3)	38%	36%	28%	32%	31%
Ratio of net income to average net assets	2%	2%	10%	29%	12%
Diluted weighted average number of shares outstanding during the year	4,266,918	3,921,535	3,882,914	2,968,720	2,682,420

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.

(2)	Not applicable - Prior to public offering of shares.

(3)	Excluding income taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On September 5, 2003, Ernst & Young LLP resigned as our independent public accountants effective immediately. On September 16, 2003, we engaged Pender Newkirk & Company to serve as our independent public accountants for the fiscal year ended December 31, 2003.

In connection with the audits for the 2002 and 2001 fiscal years and through September 5, 2003, (1) there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure, whereby such disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the financial statements for such years; and (2) there has been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of Ernst & Young LLP on our financial statements for fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

We had not consulted with Pender Newkirk & Company during 2002 or 2001 or the period from January 1, 2003 through September 16, 2003, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion Pender Newkirk & Company might issue on our financial statements.

Item 9A. Controls and Procedures

a. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in the reports we filed or submit under the Securities Exchange Act of 1934.

b. There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Business Conduct and Ethics for Directors and Employees

We have adopted a Code of Business Conduct and Ethics for all of our directors and employees, including our Chief Executive Office and Chief Financial Officer. We have posted a copy of our Code of Business Conduct and Ethics on our Internet website at www.utekcorp.com. Any waivers of the Code of Business Conduct and Ethics must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on our Internet website located at www.utekcorp.com.

The information set forth under the caption “ELECTION OF DIRECTORS,” “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS AND EQUITY COMPENSATION PLAN INFORMATION” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “CERTAIN TRANSACTIONS” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “AUDIT FEES” and “AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements—The following financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheets—At December 31, 2003 and 2002

•	Consolidated Statements of Operations—For the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows—For the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Net Assets—For the years ended December 31, 2003, 2002 and 2001

•	Schedule of Investments—At December 31, 2003 and 2002

•	Notes to the Consolidated Financial Statements

•	Selected Per Share Data and Ratios for the years ended December 31, 2003, 2002, 2001, 2000, and 1999

•	Report of Pender Newkirk & Company, Independent Certified Public Accountants

•	Report of Ernst & Young LLP, Independent Certified Public Accountants

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.(i)(1)	—	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999.

3.(ii)(2)	—	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999.

3.(iii)(3)	—	By-Laws of UTEK Corporation.

3.(iv)(54)	—	Certificate of Amendment to Certificate of Incorporation dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001.

4.1(4)	—	Form of Representative’s Warrant.

4.2(5)	—	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999.

4.3(6)	—	Specimen Common Stock Certificate.

10.1(7)	—	Form of Financial Consulting Agreement between UTEK Corporation and Schneider Securities, Inc.

10.2(8)	—	1999 Incentive Stock Option Plan, as corrected.

10.3(9)	—	2000 Non-Qualified Stock Option Plan, as corrected.

10.4(10)	—	Employment Agreement with Clifford M. Gross.

10.5(11)	—	Employment Agreement with Uwe Reischl.

10.6(12)	—	Agreement dated January 30, 1998 between UTEK Corporation and the University of South Florida.

10.7(13)	—	Master Agreement dated June 18, 1999 between UTEK Corporation and Johns Hopkins University.

10.8(14)	—	Strategic Alliance dated November 3, 1999 between UTEK Corporation and Fraunhofer Institute for Interfacial Engineering and Biotechnology IGB.

10.9(15)	—	Strategic Alliance dated October 18, 1999 between UTEK Corporation and University of Florida.

10.10(16)	—	Services Agreement dated May 18, 1998 between UTEK Corporation and the University of Memphis.

10.11.(17)	—	Consulting Agreement between UTEK Corporation and NuElectric Corporation, dated November 16, 1998.

10.12(18)	—	Consulting Agreement between UTEK Corporation and Darby Group Companies, dated May 3, 1999.

10.13(19)	—	License Agreement dated July 13, 1999 between The Regents of the University of California and E. Coli Measurement Systems, Inc.

10.14(20)	—	License Agreement dated January 1, 1999 between Clean Water Technologies, Inc. and the University of South Florida Research Foundation, Inc.

10.15(21)	—	Sponsored Research Agreement dated February 12, 1999 between Advanced Reinforcing Technologies, Inc. and Cornell University.

10.16(22)	—	License Agreement between Cornell Research Foundation, Inc. and Advanced Reinforcing Technologies, Inc. dated March 1, 1999.

10.17(23)	—	License Agreement dated December 15, 1999 between the California Institute of Technology and Digital Personnel, Inc.

10.18(24)	—	License Agreement dated September 1999 between Safe Water Technologies, Inc. and University of South Florida Research Foundation, Inc.

10.19(25)	—	Strategic Alliance dated December 13, 1999 between UTEK Corporation and Virginia Tech Intellectual Properties, Inc.

10.20(26)	—	Agreement and Plan of Merger dated March 21, 2000 between UTEK Corporation, Digital Personnel, Inc. and Graphco-DPI Holding Company, Inc.

10.21(27)	—	License Agreement dated as of March 28, 2000 between Johns Hopkins University and Zorax, Inc.

10.22(28)	—	Sponsored Research Agreement dated March 31, 2000 between Johns Hopkins University and Zorax, Inc.

10.23(29)	—	Strategic Alliance dated December 23, 1999 between UTEK Corporation and Florida State University Research Foundation.

10.24(30)	—	Strategic Alliance dated March, 23, 2000 between UTEK Corporation and Florida Institute of Technology.

10.25(31)	—	Strategic Alliance dated April 14, 2000 between UTEK Corporation and Sopartec.

10.26(32)	—	Strategic Alliance dated June 1, 2000 between UTEK Corporation and Auburn University.

10.27(33)	—	Commercial Pledge and Security Agreement dated September 13, 2000 between UEK Corporation and The Bank of Tampa.

10.28(34)	—	Merger Agreement dated September 21, 2000 between UTEK Corporation, NuElectric Corporation. and Zorax, Inc.

10.29(35)	—	Merger Agreement dated November 29, 2000 between UTEK Corporation, Torvec, Inc., and Ice Surface Development, Inc.

10.30(36)	—	Safekeeping Agreement dated December 12, 2000 between UTEK Corporation and Bank of Tampa.

10.31(37)	—	Corporate Custody Agreement dated November 27, 2000 between UTEK Corporation and Bank of Tampa.

10.32(38)	—	License Agreement dated as of February 9, 2000 between Dartmouth College and Technology Development, Inc.

10.33(39)	—	Strategic Alliance dated December 14, 2000 between UTEK Corporation and Dartmouth College.

10.34(40)	—	Merger Agreement dated February 19, 2000, between UTEK Corporation, Technology Development, Inc. and The Quantum Group, Inc.

10.35(41)	—	Marketing Agreement dated April 15, 1999 between UTEK Corporation and Wolfram Weinsheimer.

10.36(42)	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Wolfram Weinsheimer.

10.37(43)	—	Marketing Agreement dated December 8, 1998 between UTEK Corporation and Seth Frielich.

10.38(44)	—	Amendment dated March 28, 2000 to the Marketing Agreement between UTEK Corporation and Seth Frielich.

10.39(45)	—	Marketing Agreement dated January 26, 1999 between UTEK Corporation and Gerald Krueger.

10.40(46)	—	Amendment dated March 29, 2000 to the Marketing Agreement between UTEK Corporation and Gerald Krueger.

10.41(47)	—	Marketing Agreement dated November 6, 2000 between UTEK Corporation and GunnAllen Financial.

10.42(48)	—	Marketing Agreement dated January 10, 2001 between UTEK Corporation and Schneider Securities, Inc.

10.43(50)	—	Extension of Agreement dated January 10, 1998 between UTEK Corporation and the University of South Florida.

10.44(51)	—	Stock Purchase Agreement dated September 28, 2001 between UTEK Corporation and PAX Technology Transfer, Ltd.

10.45(52)	—	Strategic Alliance Agreement dated August 14, 2001 between UTEK Corporation and BitzMart, Inc.

10.46*	—	Laurus Master Fund, Ltd.– UTEK Corporation strategic alliance & confidentiality agreement

23.1*	—	Consent of Pender Newkirk & Company, Independent Certified Public Accountants.

23.2*	—	Consent of Ernst & Young LLP, Independent Certified Public Accountants.

24.1	—	Powers of Attorney (included on signature page).

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1*	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1(53)	—	Code of Ethics of UTEK Corporation.

*	Filed Herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(5)	Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(6)	Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(8)	Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(9)	Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(10)	Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(11)	Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(12)	Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(13)	Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(14)	Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(15)	Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(16)	Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(17)	Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(18)	Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(19)	Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(20)	Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(21)	Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(22)	Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(23)	Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(24)	Incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(25)	Incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(26)	Incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(27)	Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(28)	Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(29)	Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(30)	Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(31)	Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(32)	Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(33)	Incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(34)	Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form N-2A filed with the Commission on October 2, 2000 (File No. 333-93913).

(35)	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000.

(36)	Incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(37)	Incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(38)	Incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(39)	Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(40)	Incorporated by reference to Exhibit 2 to the Company’s report on Form 8-K filed on March 6, 2001.

(41)	Incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(42)	Incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(43)	Incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(44)	Incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(45)	Incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(46)	Incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(47)	Incorporated by reference to Exhibit 10.41 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(48)	Incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(49)	Incorporated by reference to Exhibit 10.43 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(50)	Incorporated by reference to Exhibit 10.44 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(51)	Incorporated by reference to Exhibit 10.45 to the Company’s report on Form 10-K for the year ended September 30, 2001.

(52)	Incorporated by reference to Exhibit 10.46 to the Company’s report on Form 10-K for the year ended September 30, 2001.

(53)	Incorporated by reference to Exhibit 99 to the Company’s report on Form 10-K for the year ended December 31, 2000.

(54)	Incorporated by reference to Exhibit 99 to the Company’s report on Form 10-K for the year ended December 31, 2000.

b.	Reports on Form 8-K filed during the quarter ended December 31, 2003:

The Company furnished a Current Report on Form 8-K dated November 3, 2003 pursuant to Item 12 on November 3, 2003 announcing it had released a press release of its financial results for the quarter ended September 30, 2003.

The Company filed a Current Report on Form 8-K dated pursuant to Item 5 on November 17, 2003 disclosing that it had completed a private placement transaction of 257,000 shares of its common stock at $7.00 per share.

The Company filed a Current Report on Form 8-K dated December 30, 2003, pursuant to Item 5 on January 2, 2004 regarding the disposition of Medical Safety Technologies, Inc., its wholly owned intellectual property holding, to Sequiam Corporation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2004.

UTEK CORPORATION

By:	/s/ CLIFFORD M. GROSS

Clifford M. Gross
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(Capacity)	Date
/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2004

/s/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

/s/ SAM REIBER Sam Reiber	Director	March 18, 2004

/s/ STUART M. BROOKS Stuart M. Brooks	Director	March 18, 2004

/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	March 18, 2004

/s/ ARTHUR CHAPNIK Arthur Chapnik	Director	March 18, 2004

/s/ JOHN MICEK John Micek	Director	March 18, 2004

/s/ KEITH A. WITTER Keith A. Witter	Director	March 18, 2004

EXHIBIT INDEX

     The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.	Description
10.46*	Laurus Master Fund, Ltd.- UTEK Corporation strategic alliance & confidentiality agreement

23.1*	Consent of Pender Newkirk & Company, Independent Certified Public Accountants.

23.2*	Consent of Ernst & Young LLP, Independent Certified Public Accountants

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.