Form 10-Q
period 2004-03-31
UTEK CORP
filed 2004-05-10
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2004

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

On May 2, 2004, there were 5,429,251 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $12,464,432 and $11,861,995 at March 31, 2004 and December 31, 2003, respectively)	$20,838,914	$7,745,354
Cash and cash equivalents	3,215,878	3,704,327
Certificates of deposit	3,316,004
Accounts receivable, net of allowance for bad debt	102,482	177,138
Prepaid expenses and other assets	214,876	200,353
Deferred tax asset	—	67,075
Fixed assets, net	106,050	82,946
Goodwill	540,189	523,807
Intangible assets	44,903	48,448

TOTAL ASSETS	28,379,296	12,549,448

LIABILITIES
Notes payable	—	847,890
Accrued expenses	117,033	187,897
Deferred revenue	594,357	361,291
Deferred income taxes	5,023,371	—

TOTAL LIABILITIES	5,734,761	1,397,078

NET ASSETS	$22,644,535	$11,152,370

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 5,329,251 shares issued and outstanding at March 31, 2004 and 4,790,550 shares issued and outstanding at December 31, 2003	$53,293	$47,906
Common stock subscribed	—	388,412
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	14,372,964	10,943,549
Accumulated income:
Accumulated net operating income	3,025,166	3,303,505
Net realized loss on investments, net of income taxes	(150,313)	(1,064,996)
Net unrealized appreciation (depreciation) of investments, net of deferred income taxes	5,223,164	(2,567,549)
Foreign currency translation adjustment	120,261	101,543

Net assets	$22,644,535	$11,152,370

Net asset value per share	$4.25	$2.33

See accompanying notes

UTEK Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2004	2003
Income from operations:
Sale of technology rights	$—	$262,857
Consulting fees	412,289	239,823
Investment income (loss), net	(2,190)	1,591

	410,099	504,271

Expenses:
Salaries and wages	177,058	177,312
Professional fees	88,149	260,861
Sales and marketing	226,957	91,464
General and administrative	358,104	285,711

	850,268	815,348

Loss before income taxes	(440,169)	(311,077)
Provision for income taxes (benefit)	(161,830)	292,397

Net loss from operations	(278,339)	(603,474)
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of $551,861 and ($101,669) for 2004 and 2003, respectively	914,683	(168,511)
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $4,700,410 and ($456,933) for 2004 and 2003, respectively	7,790,713	(3,019,455)

Net increase (decrease) in net assets from operations	$8,427,057	$(3,791,440)

Net increase (decrease) in net assets from operations per share:
Basic	$1.70	$(.97)
Diluted	$1.60	$(.97)
Weighted average shares:
Basic	4,954,301	3,925,672
Diluted	5,263,086	3,925,672

See accompanying notes

UTEK Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31
	2004	2003
Operating Activities:
Net increase (decrease) in net assets from operations	8,427,057	$(3,791,440)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operations
Change in unrealized appreciation (depreciation) of investments	(12,491,123)	3,476,388
Depreciation and amortization	11,770	7,490
(Gain) loss on sale of investments	(1,466,544)	270,180
Deferred income taxes	5,090,446	(245,589)
Investment securities received from assignment of license	—	(262,857)
Services rendered in exchange for investment securities	(146,889)	(42,963)
Changes in operating assets and liabilities:
Accounts receivable	74,656	76,776
Prepaid expenses and other assets	(44,903)	43,137
Deferred revenue	(38,945)	1,100
Accrued expenses	(70,864)	96,879

Net cash used in operating activities	(655,339)	(370,899)

Investing Activities:
Proceeds received on sale of investments	1,496,051	223,592
Purchases of investments	(3,529,048)
Purchases of fixed assets	(31,331)	—

Net cash provided by (used by) investing activities	(2,064,328)	223,592

Financing Activities:
Net proceeds from issuance of common stock (including the exercise of common stock options)	2,212,500	—

Net cash provided by financing activities	2,212,500	—

Foreign currency translation adjustment	18,718	(18,574)

Decrease in cash and cash equivalents	(488,449)	(165,881)
Cash and cash equivalents at beginning of year	3,704,237	745,926

Cash and cash equivalents at end of period	$3,215,878	$580,045

Supplemental Disclosures of Non-Cash Investing Activities
125,715 Shares of Common Stock Issued in Settlement of Note Payable	$833,890	$—

See accompanying notes

UTEK Corporation
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31
	2004	2003
Changes in net assets from operations:
Net loss from operations	$(278,339)	$(603,474)
Net realized gain (loss) on sale of investments	914,683	(168,511)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	7,790,713	(3,019,455)

Net increase (decrease) in net assets from operations	8,427,057	(3,791,440)

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of common stock options)	3,046,390	—

Net increase in net assets from stock transactions	3,046,390	—

Foreign currency translation adjustment	18,718	(18,574)

Net increase (decrease) in net assets	11,492,165	(3,810,014)
Net assets at beginning of year	11,152,370	7,346,057

Net assets at end of period	$22,644,535	$3,536,043

See accompanying notes

UTEK Corporation
Financial Highlights
(Unaudited)

	Three Months Ended March 31
	2004	2003
PER SHARE INFORMATION (1)
Net asset value, beginning of period	$2.33	$1.87
Net decrease from operations	(.05)	(0.15)
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes	1.38	(0.81)
Foreign currency translation adjustment	0.01	(0.01)
Net increase from stock transactions	0.58	0.00

Net asset value, end of period	$4.25	$.90

Per share market value, end of period	$15.59	$5.70

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$22,644,535	$3,536,043
Ratio of expenses to average net assets (2)	5%	15%
Ratio of net loss to average net assets	(1)%	(11)%
Diluted weighted average number of shares outstanding during the period	5,263,086	3,925,672

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.

(2)	Excluding income taxes

See accompanying notes

UTEK CORPORATION
Schedule of Investments
March 31, 2004

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
		Common stock in non-controlled affiliates—92.0% of our net assets
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held— 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—0.9% of our net assets; environmental services.	568,006	192,156
150	11/99	Rosbon, LLC, privately held—.2% of our net assets; real estate development	90,705	54,986
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter— 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter— 0% of our net assets; tire recycling methodologies	1,970,952	—
236,000	3/01	Lexon, Inc., publicly traded over the counter—0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc., publicly traded over the counter — 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held—0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter—.1% of our net assets; telecom, educational internet service	12,028	1,120
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter— 0% of our net assets; corporate management	46,949	—
4,054,745	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), listed on the American Stock Exchange,— 82.5% of our net assets; digital design and consulting	904,212	18,692,375
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter,— 0%; of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held,— 0% of our net assets; developer of energy technology	14,040	—
388,500	6/02	FullCircle Registry, Inc., publicly traded over the counter,—0.5% of our net assets; developer of emergency information technology	324,002	120,435
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter,—0.3% of our net assets; developer of electronic switch technologies	29,031	57,390
645,000	3/03	Sequiam Corporation, publicly traded over the counter,— 1.3% of our net assets; developer of biological authentication and biometrics technologies	185,726	296,700
595,637	4/03	Intra-Asia Entertainment Corp. (formerly GloTech Industries, Inc.), publicly traded over the counter,—1.1% of our net assets; developer of lighted technology devices	1,553,521	256,124
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter,— 2.5% of our net assets; manufacturer of needle destruction device	685,309	577,800
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter,—.5% of our net assets; operator of digital display monitor networks	138,059	114,450
240,000	12/03	Assuretec Holdings, Inc., privately held,—.1% of our net assets; security solutions to automate, manage and authenticate identification documents	31,297	32,400

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
30,000	1/04	GeneThera, Inc., publicly traded over the counter,—0.2% of our net assets; molecular biotechnology products	54,671	52,800
705,882	2/04	Zkid Network Company, publicly traded over the counter,— 0.3% of our net assets; developer of proprietary software	78,142	77,647
38,585	2/04	Telkonet, Inc., publicly traded over the counter,—0.5% of our net assets; networking and internetworking products	106,358	107,266
200,000	3/04	Swiss Medica, Inc., publicly traded over the counter,— 0.2% of our net assets; developer of bioscience products	42,000	42,000
100,000	3/04	Health Sciences Group, Inc., publicly traded over the counter,—.4% of our net assets; nutraceutical, pharmaceutical, and cosmeceutical products	80,000	80,000
244,897	12/03	eFoodSafety.com, Inc., publicly traded over the counter,—.4% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	83,265	83,265
35,560	1/04	Pure Bioscience, publicly traded Nasdaq Small Cap.,— 0.0% of our net assets; developer of anti-microbial technology	33,042	—

		TOTAL INVESTMENTS—92.0%	$12,464,432	$20,838,914

		Cash and other assets, less liabilities—8.0%		1,805,621

		Net assets at March 31, 2004—100%		$22,644,535

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of March 31, 2004, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc., and Primapharm Funding Corporation.

See accompanying notes

UTEK CORPORATION
Schedule of Investments
December 31, 2003

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
		Common stock in non-controlled affiliates—69.5% of our net assets
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held— 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—1.0% of our net assets; environmental services.	568,006	115,294
150	11/99	Rosbon, LLC, privately held—.5% of our net assets; real estate development	90,705	55,290
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter— 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter— 0% of our net assets; tire recycling methodologies	1,970,952	—
236,000	3/01	Lexon, Inc., publicly traded over the counter—0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc., publicly traded over the counter 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held—0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter—.1% of our net assets; telecom, educational internet service	12,028	1,520
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter— 0% of our net assets; corporate management	46,949	—
3,800,637	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter,—53.0% of our net assets; digital design and consulting	753,719	5,908,898
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter,— 0%; of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held,— 0% of our net assets; developer of energy technology	14,040	—
388,500	6/02	FullCircle Registry, Inc., publicly traded over the counter,—0.1% of our net assets; developer of emergency information technology	324,002	15,540
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter,—0.3% of our net assets; developer of electronic switch technologies	29,031	39,999
645,000	3/03	Sequiam Corporation, publicly traded over the counter,— 1.4% of our net assets; developer of biological authentication and biometrics technologies	181,887	154,800
3,198,571	4/03	GloTech Industries, Inc., publicly traded over the counter,— 5.2% of our net assets; developer of lighted technology devices	1,554,218	575,743
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter,— 6.1% of our net assets; manufacturer of needle destruction device	685,591	680,520
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter,—1.5% of our net assets; operator of digital display monitor networks	168,950	168,950
240,000	12/03	Assuretec Holdings, Inc., privately held,—0.3% of our net assets; security solutions to automate, manage and authenticate identification documents	28,800	28,800

		TOTAL INVESTMENTS—69.5%	$11,861,995	$7,745,354

		Cash and other assets, less liabilities—30.5%		3,407,016

		Net assets at December 31, 2003—100%		$11,152,370

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2003, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc., GloTech Industries, Inc. and Primapharm Funding Corporation.

See accompanying notes

UTEK Corporation
Notes to Consolidated Financial Statements
(Information as of March 31, 2004 and 2003 and for each of the three months periods then ended is unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the “Company”) as of March 31, 2004 and 2003 and for three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

Usually we have executed or will execute our investments in portfolio companies through the creation and capitalization of a wholly owned subsidiary company of UTEK, which we refer to as an intellectual property acquisition company, to acquire a new technology. We will then seek to sell such intellectual property acquisition company to a company in a non-taxable exchange of shares. In connection with such transaction, we receive shares of common stock in the company (which company then becomes a portfolio company) in exchange for the securities of our intellectual property acquisition company. In addition to holding a license to a new technology, our intellectual property acquisition company may also hold cash and other assets. The companies which we engage in such transactions frequently have little or no prior operating history.

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

Investments

     Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately-owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on a national securities exchange or national securities association. In addition restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

     Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at March 31, 2004 and December 31, 2003, (92.0% and 69.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Revenue Recognition

Sale Of Technology Rights

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our intellectual property acquisition companies with other companies (which companies then become our portfolio companies). The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

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

     Revenues from strategic alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value as determined by the Board of Directors. In some cases the Company is paid a fee in connection with a technology transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

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

Stock-Based Compensation

At March 31, 2004, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Stock Option Plan and 2000 Non-Qualified Stock Option Plan of UTEK Corporation. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003 would have been as follows:

	Three months ended
	March 31, 2004	March 31, 2003
Net increase (decrease) in net assets from operations:
As reported	$8,427,057	$(3,791,440)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198,172)	(25,013)

Pro forma	$8,228,885	$(3,816,453)
Net increase (decrease) in net assets from operations per share – Basic:
As reported	$1.70	$(.97)
Pro forma	$1.66	$(.99)
Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$1.60	$(.97)
Pro forma	$1.56	$(.99)

During the quarter ended March 31, 2004, there were no options granted.

2. Investments

     Equity securities at March 31, 2004 and December 31, 2003 (92.0 % and 69.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

     As of March 31, 2004 and 2003, the Company had established three and four intellectual property acquisition companies, respectively, which had $-0- net assets.

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

     On April 11, 2003, the Company received 68,571 unregistered shares of common stock from GloTech Industries, Inc., (now known as Intra-Asia Entertainment Corp.) in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 49,141 shares.

     On June 17, 2003, the Company received 34,000 unregistered shares of common stock from E Med Future, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 18,228 shares.

     On June 23, 2003, the Company sold its Advanced Illumination Technologies, Inc. intellectual property acquisition company to GloTech Industries, Inc., (now known as Intra-Asia Entertainment Corp.) for 1,000,000 unregistered shares of GloTech Industries, Inc.’s common stock in a non-taxable exchange.

     On July 23, 2003, the Company received 130,208 unregistered shares of common stock from Circle Group Holdings, Inc. in connection with an assignment of a technology license.

     On August 28, 2003, the Company sold its Sports Technologies, Inc. intellectual property acquisition company to GloTech Industries, Inc., (now known as Intra-Asia Entertainment Corp.) for 2,130,000 unregistered shares of GloTech Industries, Inc.’s common stock in a non-taxable exchange.

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

     On December 10, 2003, the Company received 240,000 unregistered shares of common stock from AssureTec Holdings, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 13,548 shares

     On December 30, 2003, the Company sold its Medical Safety Technologies, Inc. intellectual property acquisition company to E Med Future, Inc. for 1,250,000 unregistered shares of E Med Future, Inc.’s common stock in a non-taxable exchange.

     On January 26, 2004, the Company received 30,000 unregistered shares of common stock from GeneThera, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 6,694 shares.

     On February 18, 2004, the Company received 38,585 unregistered shares of common stock from Telkonet, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 4,545 shares.

     On February 17, 2004, the Company received 705,882 unregistered shares of common stock from ZKid Network Company in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 105,476 shares.

     On March 12, 2004, the Company received 100,000 unregistered shares of common stock from Health Sciences Group, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 8,333 shares.

     On March 29, 2004, the Company received 200,000 unregistered shares of common stock from Swiss Medica, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 3,836 shares.

     On March 30, 2004, the Company received 244,897 unregistered shares of common stock from eFoodSafety.com, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 7,037 shares.

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

     Effective September 1, 1999, the Company entered into a five year employment agreement with its CEO providing for an annual base salary of $150,000 for his services.

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

5. Subsequent Events

     In April 2004, the Company completed a private placement transaction with accredited investors of 100,000 shares of its common stock at $10.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The net proceeds after investment banking fees of $100,000 was $900,000.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

     Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Although the securities of many of our portfolio companies are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin or illiquid market in the security.

     We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

     Our equity interests in portfolio companies for which there is no liquid public market are valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. The determined values are generally discounted to account for restrictions on resale and minority ownership positions.

     The value of our equity interests in public companies for which market quotations are readily available is based on the public market price on the balance sheet date. Securities that carry certain restrictions on resale are typically valued at a discount from the public market value of the security.

General

     Our primary investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property, which we refer to as an “intellectual property acquisition company”, for cash and other assets upon the completion of technology transfer transactions. We seek to achieve our investment objective by creating intellectual property acquisition companies to identify, license and market new technologies invented primarily by employees of universities and federal research laboratories. We intend to sell our intellectual property acquisition companies principally to privately owned and publicly traded companies (which we refer to as “portfolio companies” or our “investments”) in tax-free stock for stock exchanges. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will, in the course of our business, be sold for cash or other assets to permit us to acquire additional technologies and to fund our operations. We seek to sell our intellectual property acquisition companies into publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity.

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

Financial Condition

     The Company’s total assets were $28,379,296 and its net assets were $22,644,535 at March 31, 2004, compared to $12,549,448 and $11,152,370 at December 31, 2003, respectively.

     Net asset value per share (“NAV”) was $4.25 at March 31, 2004 and $2.33 at December 31, 2003. Net assets increased by $11,492,165 for the three months ended March 31, 2004 and decreased by $3,810,014 for the three months ended March 31, 2003.

     The net increase in our total assets, net assets and net asset value during the three months ended March 31, 2004 was primarily attributable to:

•	An unrealized appreciation on investments of approximately $7.8 million.

•	Cash generated from the sale of our investments of approximately $1.5 million.

•	The use of approximately $655,000 in cash to fund our operations.

•	Cash generated from the issuance of common stock in private placement transactions and upon the exercise of stock options of approximately $2.2 million.

     The net decrease in our total assets, net assets and net asset value during the three months ended March 31, 2003 was primarily attributable to:

•	Completion of one technology transfer transaction valued at approximately $263,000 and nine strategic alliance agreements and other consulting agreements with earned revenue of approximately $240,000.

•	An unrealized depreciation of approximately $3 million in the value of the Company’s investments.

•	A loss on sale of approximately $169,000 as a result of sales of the Company’s investments of $224,000

•	The use of approximately $371,000 in cash to fund the Company’s operations.

     The Company’s common shares outstanding as of March 31, 2004 were 5,329,251, compared to 4,790,550 at December 31, 2003. The number of our outstanding common shares increased as a result of the completion of private placement transactions as well as the issuance of common shares upon the exercise of employee stock options that were exercised during the quarter ended March 31, 2004.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfer transactions and the performance of the equity securities that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations.

     At March 31, 2004, $20,751,258 or 99.5% of our investments consisted of equity securities at fair value in companies whose securities were listed on the American Stock Exchange or quoted on the OTC Bulletin Board and $87,386 or ..5% of our investments consisted of equity securities at fair value in private companies.

     At December 31, 2003, $7,661,264 or 99% of our investments consisted of equity securities at fair value in companies whose securities were quoted on the OTC Bulletin Board and $84,090 or 1% of our investments consisted of equity securities at fair value in private companies.

     The net increase in the value of publicly traded securities from $7,745,354 to $20,838,914 in the three months ended March 31, 2004 is primarily due to the following events:

•	The Company exercised warrants to purchased 500,000 shares of common stock of Circle Group Holdings, Inc. for $180,000 with a fair value of $2,125,000.

•	The Company entered into three new strategic alliance agreements that generated $443,000 in value.

•	The Company sold 245,892 of its shares in Circle Group Holdings, Inc. for $1,496,051 with a fair value of $346,707.

•	The Company experienced an overall increase in the value of its public company securities. This increase is primarily attributable to an increase in the value of Circle Group Holdings, Inc. of approximately $11,300,000. The Company’s other investments experienced an additional net increase in their fair value of approximately $134,000. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

A summary of the Company’s investment portfolio is as follows:

	March 31, 2004	December 31, 2003
	(Unaudited)
Investments, at cost	$12,464,432	$11,861,995
Unrealized appreciation (depreciation), before income taxes	8,374,482	(4,116,641)

Investments, at fair value	$20,838,914	$7,745,354

Results of Operations

     The principal measure of our financial performance is the “Net increase in net assets from operations” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between our income from technology transfer transactions, consulting fees, interest income, dividends, fees and other income and our operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the fair value of our investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Income from operations. Income from operations decreased 19% to $410,099 for the three months ended March 31, 2004 from $504,271 for the three months ended March 31, 2003. Approximately 36 % and 59% of our income from operations (revenue) was received in the form of equity securities for the three months ended March 31, 2004. The decrease in income from operations resulted from not completing a technology transfer transaction during the period ended March 31, 2004, as compared to one technology transfer transaction completed during the quarter ended March 31, 2003. In the three months ended March 31, 2004, we rendered services in connection with eleven strategic alliance agreements (six of which began in the three months ended March 31, 2004) valued at $146,889, as compared to seven strategic alliance agreements (three of which began during the quarter ended March 31, 2003) in the three months ended March 31, 2003. Other services including income from Pax Technology Transfer, Ltd. and subscription income from the two websites owned by UTEK comprise the balance of consulting fees. Our Board of Directors determines the fair value of the shares we receive in the absence of readily determinable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

     Expenses. Total operating expenses for the three months ended March 31, 2004 were $850,268, consisting of salaries and wages of $177,058, professional fees of $88,149, sales and marketing expenses of $226,957, and general and administrative expenses of $358,104. These expenses compared to the $815,348 reported for the three months ended March 31, 2003, consisting of salaries and wages of $177,312, professional fees of $260,861, sales and marketing expenses of $91,464, and general and administrative expenses of $285,711. The 4% increase in total operating expenses was due to the increased costs of marketing our business, an increase in the number of our sales personnel and investor relations services provided by a third party vendor. The 148% increase in sales and marketing expenses was due to an increase in the number of our sales personnel, commissions to outside salesman and an extended marketing effort at various conferences in order to increase the number of potential strategic alliance customers. The 66% decrease in professional fees is largely due to the costs associated with a specific project in the first quarter of 2003. The 25% increase in general and administrative costs is largely due to an interest expense on our loan and an increase in the number of temporary staff. We repaid the loan in January 2004.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses)

     Net realized gains on investments net of income tax effect amounted to $914,683 for the three months ended March 31, 2004 and were related to sales as follows:

	Number of	Realized
Company Name	Shares	Gain
Circle Group Holdings, Inc.	245,892	$914,683

Total		$914,683

     Net realized losses on investments net of income tax effect amounted to $168,511 for the three months ended March 31, 2003 and were related to sales as follows:

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

Changes in Unrealized Appreciation or Depreciation.

     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At March 31, 2004, approximately 91.8% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily determinable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

     Our equity interests in portfolio companies for which their is no liquid public market are valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. The determined values are generally discounted to account for restrictions on resale and minority ownership positions.

     The value of our equity interests in public companies for which market quotations are readily available is based on the public market price. Securities that carry certain restrictions on resale are typically valued at a discount from the public market value of the security.

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

     The net unrealized appreciation on our investments, net of taxes, increased by $7,790,713 for the three months ended March 31, 2004, compared to net unrealized depreciation of $3,019,455 on our investments for the three months ended March 31, 2003. The net unrealized appreciation and depreciation consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended March 31, 2004 and 2003, respectively. There was an increase in value in the three months ended March 31, 2004 in our investments in Clean Water Technologies, Inc., Circle Group Holdings, Inc., FullCircle Registry, Inc., Duraswitch Industries, Inc., Sequiam Corporation, Intra-Asia Entertainment Corp. (formerly Glo-Tech Industries, Inc.) and AssureTec Holdings. Inc. However, this was offset slightly by a decline in value related to our investments in Rosbon, Inc., Peak Entertainment Holdings, Inc., E Med Future, Inc. and Magic Media Networks, Inc.

     The Company’s most significant portfolio investment is in Circle Group Holdings, Inc., which represented a substantial amount of the increase in unrealized appreciation in the quarter ended March 31, 2004. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

     At March 31, 2004, the fair value of our investment in Circle Group was approximately $18.7 million. The value of our investment in Circle Group increased by approximately $11.3 million for the quarter ended March 31, 2004. Approximately 19% of the increase in the fair value of our investment in Circle Group resulted from warrants to purchase 500,000 shares of common stock of Circle Group for $.36 per share. The remaining increase in the value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had appreciated by 209% because of a significant increase in the market price of shares of common stock of Circle Group. The Board of Directors determined that market quotations for shares of common stock of Circle Group on the American Stock Exchange are readily available. As a result, the Board of Directors took the closing market price for a share of common stock of Circle Group on the American Stock Exchange as of the balance sheet date and then discounted such market price to take in account that the shares of common stock of Circle Group that the Company holds are subject to legal restrictions on resale.

     On a quarterly basis net unrealized appreciation and depreciation can vary substantially, due to a variety of factors. Therefore, quarterly net unrealized appreciation and depreciation should not be annualized to predict expected annual results, and may not be indicative of future performance

Liquidity and Capital Resources

     Net assets increased 103% to $22,644,535 at March 31, 2004 from $11,152,370 at December 31, 2003. This increase was primarily attributable to a the completion of private placement transactions totaling $2.2 million during the three months as well as net realized gains of approximately $915,000, and the $7.8 million increase in the net unrealized appreciation in the value of our non-controlled affiliate investments.

     Our primary source of liquidity and capital for the three months ended March 31, 2004 was from the sales of our investments totaling approximately $1.5 million as well as cash received from private placement transactions totaling $2.2 million.

     On March 31, 2004 and December 31, 2003, we had $3,215,878 and $3,704,327, respectively, in cash and cash equivalents.

     In March  2004, we completed the private placement of 107,986 shares of our common stock at $7.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The total net proceeds received inclusive of the December receipts of $388,412 was $680,312, net of investment banking fees of $75,590.

     In March  2004, we completed an additional private placement of 300,000 shares of our common stock at $7.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The net proceeds after investment banking fees of $210,000 was $1,890,000.

     In March  2004, we repaid the loan we obtained in April 2003, by issuing 125,715 shares of our common shares to the lender. The balance owed at the time the shares were issued was $880,000. The shares were issued at an effective value of $7.00 per share.

Risk Factors

     Investing in the Company involves a number of significant risks relating to its business and investment objective. As a result, there can be no assurance that the Company will achieve its investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risk associated with possible disruption in the Company’s operations due to terrorism;

•	future regulatory actions and conditions in the Company’s operating areas; and

•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and SEC filings.

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc.

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc. As of March 31, 2004 the value of our investment in Circle Group Holdings, Inc. was approximately $18.7 million or 82% of our net assets.

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

Our portfolio companies are mainly private entities or thinly traded public companies and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

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

Our investment strategy is based upon selling our intellectual property acquisition companies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by our intellectual property acquisition companies but which they may be neither operating nor established. We do not expect to sell any securities of our intellectual property acquisition companies to the public. Therefore, if we fail to identify a portfolio company to acquire an intellectual property acquisition companies, our entire investment could be lost.

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

At March 31, 2004 and December 31, 2003, respectively, investments amounting to $20,838,914 or 92.0% of net assets and $7,745,354 or 69.5% of net assets, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

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

At March 31, 2004, $20,838,914 or 92.0% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or listing on the American Stock Exchange. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or the American Stock Exchange, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange.

We are subject to government regulations because of our status as a business development company.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

One of our current stockholders has significant influence over our management and affairs.

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 37% of our common stock as of March 31, 2004. Therefore Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934.

Internal control over financial reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule13a-15f of the Securities Exchange Act of 1934) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of our business, as of March 31, 2004, the Company was not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     On March 3, 2004, the Company issued 125,715 shares of our common stock in repayment of a loan in the amount of $833,890 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act.

     On March 5, 2004, the Company issued 407,986 shares of our common stock for an aggregate offering pricing of $2,570,312 to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. GunnAllen Financial, Inc. acted as the placement agent in connection with the offering of such shares and received an aggregate commission of $285,590 for its services in connection therewith.

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

(b) Reports on Form 8-K.

     On March 23, 2004, the Company furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: May 7, 2004	/s/ Clifford M. Gross Clifford M. Gross Chairman and Chief Executive Officer

Date: May 7, 2004	/s/ Carole R. Wright Carole R. Wright, CPA Chief Financial Officer