Form 10-Q
period 2004-06-30
UTEK CORP
filed 2004-08-05
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2004

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
YES ☐   NO ☒

On August 2, 2004, there were 5,501,899 shares outstanding of the
Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $13,944,448 and $11,861,995 at June 30, 2004 and December 31, 2003, respectively)	$19,963,515	$7,745,354
Cash and cash equivalents	3,486,970	3,704,327
Short-term investments	4,007,809	—
Accounts receivable, net of allowance for bad debt	126,781	177,138
Prepaid expenses and other assets	210,371	200,353
Deferred tax asset	—	67,075
Fixed assets, net	65,434	44,279
Goodwill	532,144	523,807
Intangible assets	76,025	87,115

TOTAL ASSETS	28,469,049	12,549,448

LIABILITIES
Notes payable	—	847,890
Accrued expenses	129,283	187,897
Deferred revenue	621,847	361,291
Deferred income taxes	4,556,493	—

TOTAL LIABILITIES	5,307,623	1,397,078

NET ASSETS	$23,161,426	$11,152,370

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 5,488,386 shares issued and outstanding at June 30, 2004 and 4,790,550 shares issued and outstanding at December 31, 2003	$54,884	$47,906
Common stock subscribed	—	388,412
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	15,671,972	10,943,549
Accumulated income:
Accumulated net operating income	3,368,019	3,303,505
Net realized gain (loss) on investments, net of income taxes	201,715	(1,064,996)
Net unrealized appreciation (depreciation) of investments, net of deferred income taxes	3,754,094	(2,567,549)
Foreign currency translation adjustment	110,742	101,543

Net assets	$23,161,426	$11,152,370

Net asset value per share	$4.22	$2.33

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Income from operations:
Sale of technology rights	$1,406,300	$300,000	$1,406,300	$562,857
Consulting fees	494,370	304,729	906,659	544,552
Investment income, net	24,917	1,906	22,727	3,497

	1,925,587	606,635	2,335,686	1,110,906

Expenses:
Salaries and wages	334,086	164,104	511,144	341,416
Professional fees	157,045	122,149	245,194	383,010
Sales and marketing	451,504	97,102	678,461	188,566
General and administrative	433,023	316,554	791,127	602,265

	1,375,658	699,909	2,225,926	1,515,257

Income (loss) before income taxes	549,929	(93,274)	109,760	(404,351)
Provision for income taxes (benefit)	207,076	(79,975)	45,246	212,422

Net income (loss) from operations	342,853	(13,299)	64,514	(616,773)
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of $212,391 and $764,252 for the three and six months ended June 30, 2004, respectively and ($4,180) and ($105,849) for the three and six months ended June 30, 2003, respectively	352,028	(6,929)	1,266,711	(175,440)
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of ($886,342) and $3,814,608 for the three and six months ended June 30, 2004, respectively and $357,908 and ($361,327) for the three and six months ended June 30, 2003, respectively	(1,469,070)	885,061	6,321,643	(2,134,394)

Net increase (decrease) in net assets from operations	($774,189)	$864,833	$7,652,868	($2,926,607)

Net increase (decrease) in net assets from operations per share:
Basic	($0.14)	$0.20	$1.47	($0.72)
Diluted	($0.14)	$0.20	$1.39	($0.72)
Weighted average shares:
Basic	5,433,420	4,220,287	5,190,736	4,073,794
Diluted	5,433,420	4,259,058	5,500,397	4,073,794

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30
	2004	2003
Operating Activities:
Net increase (decrease) in net assets from operations	$7,652,868	$(2,926,607)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operations:
Change in net unrealized depreciation of investments	(10,136,251)	2,507,172
Depreciation and amortization	24,238	14,033
(Gain) loss on sale of investments	(2,030,963)	281,289
Deferred income taxes	4,623,568	(245,589)
Investment securities received from sales of technology rights	(1,406,300)	(562,857)
Services rendered in exchange for investment securities	(392,148)	(143,072)
Changes in operating assets and liabilities:
Accounts receivable	50,357	—
Prepaid expenses and other assets	(18,089)	(159,295)
Deferred revenue	(55,084)	(108)
Accrued expenses	(58,614)	(23,051)

Net cash used in operating activities	(1,746,418)	(1,258,085)

Investing Activities:
Proceeds received on sale of investments	2,275,398	238,763
Purchase of investments	(4,220,066)	—
Purchases of fixed assets	(34,569)	(4,130)

Net cash provided by (used in) investing activities	(1,979,237)	234,633

Financing Activities:
Net proceeds from issuance of common stock (including the exercise of common stock options)	3,499,099	890,500
Proceeds from long-term borrowings	—	1,000,000

Net cash provided by financing activities	3,499,099	1,890,500

Foreign currency translation adjustment	9,199	6,230
Increase (decrease) in cash and cash equivalents	(217,357)	873,278
Cash and cash equivalents at beginning of year	3,704,327	745,926

Cash and cash equivalents at end of period	$3,486,970	$1,619,204

Supplemental Disclosures of Non-Cash Investing Activities
125,715 Shares of Common Stock Issued in Settlement of Note Payable	$833,890	$—

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30
	2004	2003
Changes in net assets from operations:
Net income (loss) from operations	$64,514	$(616,773)
Net realized gain (loss) on sale of investments	1,266,711	(175,440)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	6,321,643	(2,134,394)

Net increase (decrease) in net assets from operations	7,652,868	(2,926,607)

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of common stock options)	4,346,989	890,500

Net increase in net assets from stock transactions	4,346,989	890,500

Foreign currency translation adjustment	9,199	6,230

Net increase (decrease) in net assets	12,009,056	(2,029,877)
Net assets at beginning of year	11,152,370	7,346,057

Net assets at end of period	$23,161,426	$5,316,180

See accompanying notes

UTEK Corporation

Financial Highlights
(Unaudited)

	Six Months Ended June 30
	2004	2003
PER SHARE INFORMATION (1)
Net asset value, beginning of period	$2.33	$1.87
Net increase from operations	.01	(.15)
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes	1.08	(.68)
Foreign currency translation adjustment	.00	.00
Net increase from stock transactions	.80	.21

Net assets value, end of period	$4.22	$1.25

Per share market value, end of period	$15.59	$8.45

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$23,161,426	$5,316,180
Ratio of expenses to average net assets (2)	13%	22%
Ratio of net income (loss) to average net assets	.4%	(9)%
Diluted weighted average number of shares outstanding during the period	5,500,397	4,073,794

(1)	Calculated based on diluted weighted average number of shares outstanding during the period

(2)	Excluding income taxes

See accompanying notes

UTEK CORPORATION

Schedule of Investments
June 30, 2004
(Unaudited)

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
		Common stock in non-controlled affiliates—86.0% of our net assets
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—0.7% of our net assets; environmental services.	568,006	153,724
150	11/99	Rosbon, LLC, privately held — .2% of our net assets; real estate development	90,705	54,986
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
236,000	3/01	Lexon, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter — .1% of our net assets; telecom, educational internet service	12,028	1,120
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
3,911,745	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), listed on the American Stock Exchange, — 71.4% of our net assets; digital design and consulting	887,052	16,546,681
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, — 0%; of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0% of our net assets; developer of energy technology	14,040	—
200,000	6/02	FullCircle Registry, Inc., publicly traded over the counter, —0.1% of our net assets; developer of emergency information technology	168,192	16,800
21,000	1/03	Duraswitch Industries, Inc., publicly traded over the counter, — 0.2% of our net assets; developer of electronic switch technologies	20,117	41,160
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — .8% of our net assets; developer of biological authentication and biometrics technologies	185,726	187,050
595,637	4/03	Intra-Asia Entertainment Corp. (formerly GloTech Industries, Inc.), publicly traded over the counter, —1.3% of our net assets; developer of lighted technology devices	1,553,494	297,819
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 2.1% of our net assets; manufacturer of needle destruction device	684,909	487,920
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — .2% of our net assets; operator of digital display monitor networks	125,179	45,780

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
240,000	12/03	Assuretec Holdings, Inc., privately held, — .2% of our net assets; security solutions to automate, manage and authenticate identification documents	31,297	57,600
30,000	1/04	GeneThera, Inc., publicly traded over the counter, —0.1% of our net assets; molecular biotechnology products	77,977	29,400
9,255,882	2/04	Zkid Network Company, publicly traded over the counter, — 2.5% of our net assets; developer of proprietary software	984,440	592,376
38,585	2/04	Telkonet, Inc., publicly traded over the counter, —0.5% of our net assets; networking and internetworking products	69,579	104,951
200,000	3/04	Swiss Medica, Inc., publicly traded over the counter, — 0.1% of our net assets; developer of bioscience products	34,193	20,000
100,000	3/04	Health Sciences Group, Inc., publicly traded over the counter, — .2% of our net assets; nutraceutical, pharmaceutical, and cosmeceutical products	83,547	55,000
81,632	3/04	eFoodSafety.com, Inc., publicly traded over the counter,— .1% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	27,205	29,388
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange, — ..1% of our net assets; developer of consumer and healthcare products	25,550	18,667
263,157	4/04	Xethanol Corporation., privately held ,— 2.8% of our net assets; developer of bioethanol products	620,000	657,893
400,000	4/04	HydroFlo Corporation, publicly traded over the counter, — .1% of our net assets; business development company	75,952	25,200
240,000	4/04	Power3 Medical Products, Inc., publicly traded over the counter —2.1% of our net assets; developer of healthcare products	85,373	480,000
150,000	4/04	Manakoa Services Company, publicly traded over the counter, — 0.3% of our net assets; risk management and continuity planning	68,869	60,000

		TOTAL INVESTMENTS—86.0%	$13,944,448	$19,963,515

		Cash and other assets, less liabilities—14.0%		3,197,911

		Net assets at June 30, 2004—100%		$23,161,426

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of June 30, 2004, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc., and Primapharm Funding Corporation.

See accompanying notes

UTEK CORPORATION

Schedule of Investments
December 31, 2003

	Original
	Date of		Original	Fair
Shares	Acquisition		Cost	Value
		Common stock in non-controlled affiliates—69.5% of our net assets
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—1.0% of our net assets; environmental services.	568,006	115,294
150	11/99	Rosbon, LLC, privately held—.5% of our net assets; real estate development	90,705	55,290
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
236,000	3/01	Lexon, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc., publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter —.1% of our net assets; telecom, educational internet service	12,028	1,520
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
3,800,637	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter,— 53.0% of our net assets; digital design and consulting	753,719	5,908,898
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0% of our net assets; developer of energy technology	14,040	—
388,500	6/02	FullCircle Registry, Inc., publicly traded over the counter, —0.1% of our net assets; developer of emergency information technology	324,002	15,540
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter, —0.3% of our net assets; developer of electronic switch technologies	29,031	39,999
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 1.4% of our net assets; developer of biological authentication and biometrics technologies	181,887	154,800
3,198,571	4/03	GloTech Industries, Inc., publicly traded over the counter, — 5.2% of our net assets; developer of lighted technology devices	1,554,218	575,743
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 6.1% of our net assets; manufacturer of needle destruction device	685,591	680,520
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, —1.5% of our net assets; operator of digital display monitor networks	168,950	168,950
240,000	12/03	Assuretec Holdings, Inc., privately held , — 0.3% of our net assets; security solutions to automate, manage and authenticate identification documents	28,800	28,800

TOTAL INVESTMENTS—69.5%	$11,861,995	$7,745,354

Cash and other assets, less liabilities—30.5%		3,407,016

Net assets at December 31, 2003—100%		$11,152,370

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2003, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc., GloTech Industries, Inc. and Primapharm Funding Corporation.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of June 30, 2004 and 2003 and for the three and six month periods then ended is unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

     The financial information for UTEK Corporation (the “Company”) as of June 30, 2004 and 2003 and for three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003. Operating results for the three or six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

     The Company

     We are a technology transfer company that assists companies in acquiring technologies from universities and federal research laboratories. Our business model generally involves two steps:

     • First, we form a strategic alliance and learn about the technologies that our client-companies need. We then find, acquire and finance new technologies for our client-companies from universities and research centers worldwide.

     • Second, we transfer the technologies to our client-companies in exchange for unregistered stock or cash.

     The result is an opportunity for our client-companies to grow and expand their intellectual capital. We call this process U2B®.

     We are dedicated to building bridges between university-developed technologies and commercial organizations. We, along with our TechEx, UVentures and Techno-L on-line services and UTEK-Pax, Ltd. European subsidiary, identify and transfer new technologies from universities and research centers to the marketplace. We also provide research-outsourcing services to companies and technology-transfer services to research institutions.

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

     In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of UTEK-Pax Ltd. (formerly Pax Technology Transfer Ltd.), a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of TechEx Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website, founded at Yale University, is used by many technology transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. The financial position and results of operation of UTEK-Pax Ltd. (formerly Pax Technology Transfer Ltd.) and Techex have been consolidated into the financial position and results of operation of the Company, since the dates of their respective acquisition.

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

     The Company invests in portfolio companies that management believes are positioned to benefit from the acquisition of new technology. The Company’s investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities and/or government research facilities. The Company offers to provide portfolio companies with managerial assistance primarily related to technology transfer. Technology transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company also may make additional investments to fund continued research and development of the acquired technologies on behalf of its clients.

     Usually we have executed or will execute our investments in portfolio companies through the creation and capitalization of a wholly owned subsidiary company of UTEK, which we refer to as intellectual property acquisition company, to acquire a new technology. We will then seek to sell such intellectual property acquisition company to a company in a non-taxable exchange of shares. In connection with such transaction, we receive shares of common stock in the company (which company then becomes the portfolio company) in exchange for the securities of our intellectual property acquisition company. In addition to holding a license to a new technology, our intellectual property acquisition company may also hold cash and other assets. The companies which we engage in such transactions frequently have little or no prior operating history.

     To establish on-going consulting engagements with its clients, the Company has also developed a strategic alliance arrangement. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities and federal laboratories. Some of our strategic alliance clients engage us to out-license their existing proprietary technologies.

Investments

     Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the a national securities exchange or by the national securities association. In addition, restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

     Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2004 and December 31, 2003, (86.0% and 69.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Revenue Recognition

Sale Of Technology Rights

     The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our intellectual property acquisition companies with companies (which companies then become our portfolio companies). The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

Consulting and Other Services

     In addition to technology transfer transactions, we offer strategic alliance consulting services. A method of technology transfer already being used by UTEK-Pax Ltd. (formerly Pax Technology Transfer Ltd.), strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company, or cash. These agreements are cancelable at any time.

     Revenues from strategic alliance agreements for which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value as determined by the Board of Directors. In some cases the Company is paid a fee in connection with a technology transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

     The Company’s consolidated subsidiary, UTEK-Pax Ltd. (formerly Pax Technology Transfer Ltd.), derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is recognized ratably over the term of the contract, typically ninety days. These contracts are generally paid in the form of cash.

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

Stock-Based Compensation

     At June 30, 2004, the Company had the following two stock-based equity compensation plans: the UTEK Corporation Amended and Restated Stock Option Plan and UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

     The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net increase (decrease) in net assets from operations:
As reported	($774,189)	$864,833	$7,652,868	$(2,926,607)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(318,648)	(76,842)	(516,820)	(101,855)

Pro forma	$(1,092,837)	$787,991	$7,136,048	$(3,028,462)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net increase (decrease) in net assets from Operations per share – Basic:
As reported	($.14)	$.20	$1.47	$(.72)
Pro forma	($.20)	$.19	$1.37	$(.74)
Net increase (decrease) in net assets from Operations per share – Diluted:
As reported	($.14)	$.20	$1.39	$(.72)
Pro forma	($.20)	$.19	$1.30	$(.74)

During the quarter ended June 30, 2004, there were no options granted.

2. Investments

     Equity securities at June 30, 2004 and December 31, 2003 (86.0 % and 69.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

     As of June 30, 2004 and 2003, the Company had established three and four intellectual property acquisition companies, respectively, which had $-0- net assets.

     On March 4, 2003, Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.) completed a 100 for 1 reverse split, which reduced the number of shares the Company holds to 4,000 from 400,000 shares.

     On March 18, 2003, the Company received 160,000 unregistered shares of common stock from Sequiam Corporation pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 160,000 shares.

     On March 26, 2003, the Company received 35,294 unregistered shares of common stock from Graphco Technologies, Inc. pursuant to strategic alliance agreement. The Company has recognized consulting fees to date relating to 35,294 shares.

     On March 26, 2003, the Company received 821,429 unregistered shares of common stock from Circle Group Holdings, Inc. in connection with an assignment of a technology license.

     On June 17, 2003, the Company received 34,000 unregistered shares of common stock from E Med Future, Inc. pursuant to strategic alliance agreement. The Company has recognized consulting fees to date relating to 34,000 shares.

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

     On December 3, 2003, the Company received 545,000 unregistered shares of common stock from Magic Media Networks, Inc. pursuant to a six-month strategic alliance agreement. The Company has recognized consulting fees to date relating to 545,000 shares.

     On December 10, 2003, the Company received 240,000 unregistered shares of common stock from AssureTec Holdings, Inc. pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 60,000 shares

     On December 30, 2003, the Company sold its Medical Safety Technologies, Inc. intellectual property acquisition company to E Med Future, Inc. for 1,250,000 unregistered shares of E Med Future, Inc.’s common stock in a non-taxable exchange.

     On January 26, 2004, the Company received 30,000 unregistered shares of common stock from GeneThera, Inc. pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 14,394 shares.

     On February 18, 2004, the Company received 38,585 unregistered shares of common stock from Telkonet, Inc. pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 14,190 shares.

     On February 17, 2004, the Company received 705,882 unregistered shares of common stock from ZKid Network Company pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 281,745 shares.

     On March 12, 2004, the Company received 100,000 unregistered shares of common stock from Health Sciences Group, Inc. pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 33,332 shares.

     On March 29, 2004, the Company received 200,000 unregistered shares of common stock from Swiss Medica, Inc. pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 103,835 shares.

     On March 30, 2004, the Company entered into a strategic alliance agreement with eFoodSafety.com, Inc. The agreement provides for a total of 244,987 unregistered shares of eFoodSafety.com, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has received 81,632 and recognized to date consulting fees in relation to 68,261 unregistered shares of eFoodSafety.com, Inc.

     On April 1, 2004, the Company received 63,157 unregistered shares of common stock from Xethanol Corporation pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 15,789 shares.

     On April 5, 2004, the Company received 150,000 unregistered shares of common stock from Manakoa Services Company pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 35,416 shares.

     On April 16, 2004, the Company received 240,000 unregistered shares of common stock from Power3 Medical Products, Inc. pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 49,333 shares.

     On April 23, 2004, the Company received 133,333 unregistered shares of common stock from The Jenex Corporation pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 74,443 shares.

     On April 28, 2004, the Company received 400,000 unregistered shares of common stock from HydroFlo Corporation pursuant to a strategic alliance agreement. The Company has recognized consulting fees to date relating to 68,888 shares.

     On April 30, 2004, the Company sold its Web Safe Technologies, Inc. intellectual property acquisition company to ZKid Network Company for 9,550,000 unregistered shares of ZKid Network Company’s common stock in a non-taxable exchange.

     On June 25, 2004, the Company sold its Advanced Bioethanol Technologies, Inc. intellectual property acquisition company to Xethanol Corporation for 200,000 unregistered shares of Xethanol Corporation’s common stock in a non-taxable exchange.

3. Commitments and Contingencies

     From time to time, some of the Company’s portfolio companies may receive correspondence or other notices of alleged breach of the license agreement. Some of these correspondences and notices provide for a period of time in which to cure the alleged breach. The failure of the portfolio companies to cure the alleged breach may have a material adverse impact on their value and as a result on the Company’s results of operations and financial position.

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

5. Subsequent Events

     Circle Group Holdings, Inc. represented 71.4% of our net assets at the quarter ended June 30, 2004. On August 4, 2004, the $2.06 market closing price per share of Circle Group Holdings, Inc. on the American Stock Exchange represented a decrease of 60% from the $5.15 market closing price per share on the American Stock Exchange on June 30, 2004. This decline in the market value of Circle Group Holdings, Inc. will have a material negative impact on UTEK’s financial condition from that reported for the period ended June 30, 2004. Management estimates that, based on this decline in market price for Circle Group Holdings, Inc., the Company’s net asset value per share would decrease by approximately $1.13 per share or 27% from the net value per share reported at June 30, 2004.

     On August 2, 2004, under its Strategic Alliance Agreement with the Shriner’s Hospitals for Children (Shriners), the Company facilitated the technology-transfer to Crystal Point Partners of a Shriners’ developed biomaterial for tendon and ligament reconstruction. As the success fee for this transaction, the Company will receive ten percent of Tendon and Ligament, Inc., a new company formed by Crystal Point Partners to commercialize the Shriners’ Technology. The Company has not yet determined the value of its equity stake in Tendon and Ligament, Inc.

     On August 3, 2004, Arsenic Removal Technologies, Inc., a wholly owned subsidiary of UTEK Corporation acquired the worldwide exclusive license to a technology for the removal of water-soluble forms of arsenic from water utilizing a compound developed by researchers at the Department of Renewable Resources at the University of Wyoming, HydroFlo, Inc. has acquired Arsenic Removal Technologies, Inc. (ARTI), a wholly owned subsidiary of UTEK Corporation, in a stock transaction. In connection with the sale, we received 3,200,000 shares of unregistered shares of common stock of HydroFlo, Inc. with a fair value of approximately $400,000.

     On August 4, 2004, Advanced Cyber Security, Inc., a wholly owned subsidiary of UTEK Corporation acquired the worldwide exclusive license to the prototype software system called Systems Administrator Simulation Trainer (SAST). Manakoa Services Corporation has acquired Advanced Cyber Security, Inc. (ACSI), a wholly owned subsidiary of UTEK Corporation, in a stock transaction. In connection with the sale, we received 2,000,000 shares of unregistered shares of common stock of Manakoa Services Corporation, with a fair value of approximately $500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

     Our primary investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property, which we refer to as an “intellectual property acquisition company,” for cash and other assets upon the completion of technology transfer transactions. We seek to achieve our investment objective by creating intellectual property acquisition companies to identify, license and market new technologies invented primarily by employees of universities and federal research laboratories. We intend to sell our intellectual property acquisition companies principally to privately owned and publicly traded companies (which we refer to as “portfolio companies” or our “investments”) in tax-free stock for stock exchanges. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will, in the course of our business, be sold for cash or other assets to permit us to acquire additional technologies and to fund our operations. We seek to sell our intellectual property acquisition companies into publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity.

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

Financial Condition

          The Company’s total assets were $28,469,049 and its net assets were $23,161,426 at June 30, 2004, compared to $12,549,448 and $11,152,370 at December 31, 2003, respectively. Net asset value per share (“NAV”) was $4.22 at June 30, 2004 and $2.33 at December 31, 2003.

     Net assets increased by $12,009,056 in the six months ended June 30, 2004 and decreased by $(2,029,877) in the six months ended June 30, 2003.

     The changes in total assets, net assets and net asset value during the three months ended June 30, 2004 were primarily attributable to:

•	An unrealized depreciation on investments of approximately $2.4 million, mainly due to the decrease in the value of our investment in Circle Group Holdings, Inc. Circle Group makes up over 70% of our investment portfolio at value

•	The sale of some investments for approximately $780,000.

•	The use of approximately $1.4 million in cash to fund our operations.

•	The issuance of common stock in private placement transactions and upon the exercise of stock options of approximately $1.3 million.

•	Two technology transfers valued at approximately $1.4 million.

     The changes in total assets, net assets and net asset value during the three months ended June 30, 2003 were primarily attributable to:

•	One technology transfer valued at approximately $300,000 and strategic alliance agreements and other consulting agreements with earned revenue of approximately $304,000.

•	An increase of approximately $600,000 in the value of the Company’s investments.

•	The issuance of common stock in private placement transactions and proceeds from a loan, net of expenses and prepaid interest, of $1.7 million

•	The use of approximately $700,000 in cash to fund our operations.

     The Company’s common shares outstanding as of June 30, 2004 were 5,488,386, compared to 4,790,550 at December 31, 2003. The number of common shares increased as a result of the completion of private placement transactions as well as the issuance of common shares upon the exercise of employee stock options that were exercised during the quarter ended June 30, 2004.

     The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers transactions and the performance of the equity investments that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations.

     At June 30, 2004, $19,193,036 or 96% of our investments consisted of equity securities at fair value in thinly traded public companies and $770,479 or 4% of our investments consisted of equity securities at fair value in private companies.

     At December 31, 2003, $7,661,264 or 99% of our investments consisted of equity securities at fair value in thinly traded public companies and $84,090 or 1% of our investments consisted of equity securities at fair value in private companies.

     The net increase in the value of investment securities from $7,745,354 to $19,963,515 in the six months ended June 30, 2004 is primarily due to the following events:

•	The Company exercised warrants to purchase 500,000 shares of common stock of Circle Group Holdings, Inc. for $180,000 with a fair value of $2,115,000.

•	The Company entered into eleven new strategic alliance agreements that generated $1 million in value.

•	The Company sold 388,892 of its shares in Circle Group Holdings, Inc. for $2.2 million with a fair value of $1 million.

•	The Company completed two sales of technology rights valued at $1.4 million

•	The Company experienced an overall increase in the value of its public company securities. This increase is primarily attributable to an increase in the value of Circle Group Holdings, Inc. of approximately $8.6 million. The Company’s other investments experienced a net decrease in their fair value of approximately $134,000. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

     A summary of the Company’s investment portfolio is as follows:

	June 30
	2004	December 31,
	(Unaudited)	2003
Investments, at cost	$13,944,448	$11,861,995
Unrealized appreciation (depreciation), before income taxes	6,019,067	(4,116,641)

Investments, at fair value	$19,963,515	$7,745,354

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

Three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Income from operations. Income from operations increased 217% to $1,925,587 for the three months ended June 30, 2004 from $606,635 for the three months ended June 30, 2003. Approximately 86% and 61% of our income from operations (revenue) was received in the form of equity securities for the three months ended June 30, 2004 and June 30, 2003, respectively. The increase in income from operations resulted from completing two sales of technology rights valued at $1,406,300, which was received in the form of common stock, during the period ended June 30, 2004, as compared to one sale of technology rights valued at $300,000, which was received in the form of common stock, completed during the quarter ended June 30, 2003. In the three months ended June 30, 2004, we rendered services in connection with eighteen strategic alliance agreements (seven of which began in the three months ended June 30, 2004) valued at $311,874, as compared to seven strategic alliance agreements (three of which began during the quarter ended June 30, 2003) valued at $149,492. Other services including income of $148,496 generated from UTEK-Pax Ltd., (formerly known as Pax Technology Transfer, Ltd.) and subscription income from the two websites owned by UTEK comprise the balance of consulting fees. Our Board of Directors determines the fair value of the shares we receive in the absence of readily determinable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

     Expenses. Total operating expenses for the three months ended June 30, 2004 were $1,375,658, consisting of salaries and wages of $334,086, professional fees of $157,045, sales and marketing expenses of $451,504, and general and administrative expenses of $433,023. These expenses compared to the $699,909 reported for the three months ended June 30, 2003, consisting of salaries and wages of $164,104, professional fees of $122,149, sales and marketing expenses of $97,102, and general and administrative expenses of $316,554. The 97% increase in total operating expenses was due to the increased costs of completing two technology transfer transactions, an increase in the number of our sales personnel, a bonus for the CEO of the Company, extended marketing efforts and investor relations services provided by a third party vendor. The 103% increase in salaries and wages reflects a bonus paid to the CEO in the second quarter. The 365% increase in sales and marketing expenses was due to the increased costs of completing two sales of technology rights, an increase in the number of our sales personnel, commissions to outside service providers used strictly to generate strategic alliance agreements and an extended marketing effort at various conferences in order to increase the number of potential strategic alliance customers. The 28% increase in professional fees is due to the timing of the audit fees offset partially by reduced costs in legal fees. The 37% increase in general and administrative costs is due to the cost of investor and public relations services provided by a third party vendor that were not provided in 2003 and an increase in the number of temporary staff, an increase in payroll taxes related to an increase in staff, and increased printing costs for producing our annual report.

     Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized Gains (Losses)

     Net realized gains on investments net of income tax effect amounted to $914,683 for the three months ended June 30, 2004 and were related to sales as follows:

	Number of	Realized
Company Name	Shares	Gain
Circle Group Holdings, Inc.	245,892	$914,683

Total		$914,683

     Net realized losses on investments net of income tax effect amounted to $168,511 for the three months ended June 30, 2003 and were related to sales as follows:

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

Six months ended June 30, 2004 compared to the six months ended June 30, 2003.

          Income from operations. Income from operations increased 110% to $2,335,686 for the six months ended June 30, 2004 from $1,110,906 for the six months ended June 30, 2003. The increase in income from operations resulted from completing two sales of technology rights with greater value than the two transactions for the six months ended June 30, 2003. As described below, in the six months ended June 30, 2004 we completed two sales of technology rights valued at $1,406,300, compared to two sales of technology rights valued at $562,857 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we completed sales of technology rights transactions with Xethanol Corporation in which we received 200,000 shares of common stock of that were valued at $2.50 per share and with Zkid Network Company in which we received 8,550,000 of unregistered shares of common stock of that were valued at $.106 per share. In the six months ended June 30, 2004, we rendered services in connection with eighteen strategic alliance agreements valued at $497,260, as compared to seven strategic alliance agreements valued at $249,955 for the six months ended June 30,2003. Other services including income of $342,927 from UTEK-Pax Ltd., (formerly known as Pax Technology Transfer, Ltd.) and subscription income from the two websites owned by UTEK comprise the balance of the consulting fees. Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

          Expenses. Total operating expenses for the six months ended June 30, 2004 were $2,225,926 consisting of salaries and wages of $511,144, professional fees of $245,194, sales and marketing expenses of $678,461, and general and administrative expenses of $791,127. These expenses compared to the $1,515,257 reported for the six months ended June 30, 2003, consisting of salaries and wages of $341,416, professional fees of $383,010, sales and marketing expenses of $188,566, and general and administrative expenses of $602,265. The 90% increase in total operating expenses was due to an increased number of employees, increased costs of completing sales of technology rights, commissions to outside service providers used strictly to generate strategic alliance agreements and an extended marketing effort at various conferences in order to increase the number of potential strategic alliance customers, increased costs related to investor and public relations, a bonus paid to the CEO of the Company, and increased use of temporary personnel. It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 50% increase in salaries and wages reflects an increase in the number employees in the second quarter as well as a bonus to the CEO of the Company. The 260% increase in sales and marketing expenses was due to increased costs related to the two sales of technology rights, commissions to outside service providers used strictly to generate strategic alliance agreements and an extended marketing effort at various conferences in order to increase the number of potential strategic alliance customers, and an increase in the number of sales personnel. The 36% decrease in professional fees is largely due a significant decrease in accounting fees, professional fees that were associated with a specific first quarter project in 2003 that were not repeated in 2004, as well as a decrease in legal fees. The 31% increase in general and administrative costs is largely due to the cost of investor and public relations services provided by third party vendors that were not provided in 2003, an increase in the number of temporary staff, an increase in payroll taxes related to an increase in employees, and the increased printing costs of producing our annual report We do not see a continued increase in these overhead costs as the Company has discontinued the use at this time of temporary help and the outside public relations firm.

          Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

     Net Realized Gains (Losses)

     Net realized gains on investments net of income tax effect amounted to $1,266,711 for the six months ended June 30, 2004 and were related to sales as follows:

	Number of	Realized
Company Name	Shares	Gain (Loss)
Circle Group Holdings, Inc.	388,892	$1,347,984
Full Circle Registry, Inc.	188,500	(85,395)
Duraswitch Industries, Inc.	13,782	15,084
Pure Bioscience, Inc.	35,560	(10,962)

Total		$1,266,711

     Net realized losses on investments net of income tax effect amounted to $175,440 for the six months ended June 30, 2003 and were related to sales as follows:

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

Changes in Unrealized Appreciation or Depreciation.

     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At June 30, 2004, approximately 96% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

     The net unrealized depreciation on our investments, net of taxes, increased by $1,469,070 for the three months ended June 30, 2004, compared to net unrealized appreciation of $885,061 on our investments for the three months ended June 30, 2003. The net unrealized appreciation and depreciation consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended June 30, 2004 and 2003, respectively. There was a significant decrease in value in the three months ended June 30, 2004 in our investment in Circle Group Holdings, Inc., as well as minor decreases in some of our other investments. However, this was offset slightly by an increase in appreciation related to our investments in Duraswitch Industries, Inc., Intra-Asia Entertainment Corp. (formerly GloTech Industries, Inc.), AssureTec Holdings Inc. and eFoodSafety.com, Inc.

     The Company’s most significant portfolio investment is in Circle Group Holdings, Inc., which represented 71.4% of our net assets in the quarter ended June 30, 2004. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

     At June 30, 2004, the fair value of our investment in Circle Group was approximately $16.5 million. The value of our investment in Circle Group decreased by approximately $2.1 million before tax effect for the quarter ended June 30, 2004. Approximately 28% of the decrease was a result of the sale of shares in the open market. The remaining decrease in the value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had depreciated by 114% because of a decrease in the market price of shares of common stock of Circle Group. The Board of Directors determined that market quotations for shares of common stock of Circle Group on the American Stock Exchange are readily available. As a result, the Board of Directors took the closing market price for a share of common stock of Circle Group on the American Stock Exchange as of the balance sheet date and then discounted such market price to take in account that the shares of common stock of Circle Group that the Company holds are subject to legal restrictions on resale.

     On a quarterly basis net unrealized appreciation and depreciation can vary substantially, due to a variety of factors. Therefore, quarterly net unrealized appreciation and depreciation should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

     Net assets increased 108% to $23,161,426 at June 30, 2004 from $11,152,370 at December 31, 2003. This increase was primarily attributable to the completion of private placement transactions totaling $3.1 million during the six months as well as net realized gains of approximately $1.3 million, and the $6.3 million increase in the net unrealized appreciation in the value of our non-controlled affiliate investments.

     Our primary sources of liquidity and capital for the three months ended June 30, 2004 was from cash received from private placement transactions totaling $3.5 million as well as from the sales of our investments totaling approximately $2.3 million .

     In January 2004, we completed two private placements for 407,986 shares of our common stock at $7.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The total net proceeds received inclusive of the December receipts of $388,412 was $2,570,312, net of investment banking fees of $285,590.

     In January 2004, we repaid the loan we obtained in April 2003 by issuing 125,715 shares of our common shares to the lender. The balance owed at the time the shares were issued was $880,000. The shares were issued at an effective value of $7.00 per share.

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

Recent Developments

     Circle Group Holdings, Inc. represented 71.4% of our net assets at the quarter ended June 30, 2004. On August 4, 2004, the $2.06 market closing price per share of Circle Group Holdings, Inc. on the American Stock Exchange represented a decrease of 60% from the $5.15 market closing price per share on the American Stock Exchange on June 30, 2004. This decline in the market value of Circle Group Holdings, Inc. will have a material negative impact on UTEK’s financial condition from that reported for the period ended June 30, 2004. Management estimates that, based on this decline in the market price for Circle Group Holdings, Inc., the Company’s net asset value per share would decrease by approximately $1.13 per share or 27% from the net asset value per share reported at June 30, 2004.

     On August 2, 2004, under its Strategic Alliance Agreement with the Shriner’s Hospitals for Children (Shriners), the Company facilitated the technology-transfer to Crystal Point Partners of a Shriners’ developed biomaterial for tendon and ligament reconstruction. As the success fee for this transaction, the Company will receive ten percent of Tendon and Ligament, Inc., a new company formed by Crystal Point Partners to commercialize the Shriners’ technology. The Company has not yet determined the value of its equity stake in Tendon and Ligament, Inc.

     On August 3, 2004, Arsenic Removal Technologies, Inc., a wholly owned subsidiary of UTEK Corporation acquired the worldwide exclusive license to a technology for the removal of water-soluble forms of arsenic from water utilizing a compound developed by researchers at the Department of Renewable Resources at the University of Wyoming. HydroFlo, Inc. has acquired Arsenic Removal Technologies, Inc. (ARTI), a wholly owned subsidiary of UTEK Corporation in a stock transaction. In connection with the sale, we received 3,200,000 shares of unregistered shares of common stock of HydroFlo, Inc. with a fair value of approximately $400,000.

     On August 4, 2004, Advanced Cyber Security, Inc., a wholly owned subsidiary of UTEK Corporation acquired the worldwide exclusive license to the prototype software system called Systems Administrator Simulation Trainer (SAST). Manakoa Services Corporation has acquired Advanced Cyber Security, Inc. (ACSI), a wholly owned subsidiary of UTEK Corporation, in a stock transaction. In connection with the sale, we received 2,000,000 shares of unregistered shares of common stock of Manakoa Services Corporation, with a fair value of approximately $500,000.

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

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc. As of June 30, 2004, the value of our investment in Circle Group Holdings, Inc. was approximately $16.5 million or 71.4% of our net assets.

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

We do not anticipate selling any of our intellectual property acquisition companies except in connection with these type of transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell our intellectual property acquisition companies on commercially reasonable terms. If we are unable to successfully sell our intellectual property acquisition companies in a merger transaction, we may lose our investment.

The agreements we have with universities do not guarantee that the universities will grant licenses to us our intellectual property acquisition companies.

The agreements that we have entered into with universities provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, a university will grant us a license. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology for us or one of our intellectual property acquisition companies.

We are dependent upon our management’s ability to identify portfolio companies to acquire our intellectual property acquisition companies.

Our investment strategy is based upon selling our intellectual property acquisition companies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by our intellectual property acquisition companies but which they may be neither operating nor established. We do not expect to sell any securities of our intellectual property acquisition companies to the public. Therefore, if we fail to identify a portfolio company to acquire an intellectual property acquisition company, our entire investment could be lost.

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

At June 30, 2004 and December 31, 2003, investments amounting to $19,963,515 or 86.0% of net assets and $7,745,354 or 69.5% of net assets, respectively, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in unrealized appreciation (depreciation) of non-controlled affiliate investments.”

Our business depends on key personnel.

We rely on, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman, Clifford M. Gross. Our management team is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities to maintain our access to new technologies, and its relationships with companies in the private sector in order to effectuate the sale of our intellectual property acquisition companies.

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

At June 30, 2004, $19,193,036 or 96% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or the American Stock Exchange, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange.

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

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 37% of our common stock as of June 30, 2004. Therefore Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

          There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to the Company, including its consolidated subsidiaries, that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934.

     Internal control over financial reporting

     There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of June 30, 2004, the Company was not a party to any material pending legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On April 23, 2004, the Company issued 100,000 shares of common stock for an aggregate offering price of $1,000,000 to accredited investors pursuant to an exception from the registration requirements of the Securities Act of 1933 as amended under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. GunnAllen Financial, Inc. acted as placement agent in connection with the offering of such shares and received an aggregate commission of $100,000 for its services in connection therewith.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on June 25, 2004. Shareholders voted on five matters; the substance of these matters and the results of the voting of each such matter are described below. There were no broker non-votes for either matter.

     The first item was to elect seven directors: Clifford Gross, Stuart Brooks, Sam Reiber, Kwabena Gyimah-Brempong, Arthur Chapnik, John Micek and Keith Witter were elected to continue their terms. Clifford Gross received 4,595,426 votes in favor, 11,023 votes withheld. Kwabena Gyimah-Brempong, Arthur Chapnik and Keith Witter received votes 4,595,926 in favor, 10,523 votes withheld. , John Micek received votes 4,595,826 in favor, 10,623 votes withheld. Stuart Brooks received 4,562,026 votes in favor, 44,423 votes withheld. Sam Reiber received 4,579,726 votes in favor, 26,723 votes withheld

     The second item brought for a vote at the annual meeting of stockholders was to approve an amendment to the existing Company’s 1999 Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan by 185,000 shares. Votes cast were as follows: 3,206,510 votes for the proposal, 69,283 against, and 17,970 abstentions.

     The third item brought for a vote at the annual meeting of stockholders was to approve an amendment to the Company’s existing 2000 Non-Qualified Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan by 65,000 shares. Votes cast were as follows: 3,204,535 votes for the proposal, 69,283 against, and 19,945 abstentions.

     The fourth item brought for a vote at the annual meeting of stockholders was to authorize the issuance from time to time of warrants to purchase shares up to 50,000 shares of common stock of the Company. Votes cast were as follows: 3,283,955 votes for the proposal, 42,858 against, and 16,950 abstentions

     The fifth item brought for a vote at the annual meeting of stockholders was to ratify the selection of Pender Newkirk and Company as the Company’s independent accountants for the year ending December 31, 2004. Votes cast were as follows: 4,581,056 votes for the proposal, 18,343 against, and 7,050 abstentions.

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

(b) Reports on Form 8-K.

               On May 4, 2004, the Company filed a Form 8-K pursuant to Items 5 and 7 reporting that Web Safe Technologies, Inc., a Florida corporation and 100% owned subsidiary of the Company was acquired by Zkid Network Company in a tax-free stock-for-stock exchange.

               On May 10, 2004, the Company furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing the Company’s financial results for the quarter March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION (Registrant)
Date: August 5, 2004	/s/ Clifford M. Gross
Clifford M. Gross
Chairman and Chief Executive Officer

Date: August 5, 2004	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer