Form 10-Q
period 2004-09-30
UTEK CORP
filed 2004-11-04
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2004

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

On October 31, 2004, there were 5,865,466 shares outstanding of the Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statement of Net Assets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $15,831,470 and $11,861,995 at September 30, 2004 and December 31, 2003, respectively)	$9,364,821	$7,745,354
Cash and cash equivalents	6,339,415	3,704,327
Short-term investments	4,020,960	—
Accounts receivable, net of allowance for bad debt	69,448	177,138
Prepaid expenses and other assets	97,335	200,353
Deferred tax asset	—	67,075
Fixed assets, net	87,294	44,279
Goodwill	531,088	523,807
Intangible assets	70,479	87,115

TOTAL ASSETS	20,580,840	12,549,448

LIABILITIES
Notes payable	—	847,890
Accrued expenses	232,114	187,897
Deferred revenue	421,008	361,291
Deferred income taxes	177,832	—

TOTAL LIABILITIES	830,954	1,397,078

NET ASSETS	$19,749,886	$11,152,370

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 5,865,466 shares issued and outstanding at September 30, 2004 and 4,790,550 shares issued and outstanding at December 31, 2003	$58,655	$47,906
Common stock subscribed	—	388,412
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	19,460,693	10,943,549
Accumulated income:
Accumulated net operating income	3,840,205	3,303,505
Net realized gain (loss) on investments, net of income taxes	314,161	(1,064,996)
Net unrealized depreciation of investments, net of deferred income taxes	(4,033,249)	(2,567,549)
Foreign currency translation adjustment	109,421	101,543

Net assets	$19,749,886	$11,152,370

Net asset value per share	$3.37	$2.33

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income from operations:
Sale of technology rights	$1,525,949	$1,473,121	$2,932,249	$2,035,978
Consulting fees	488,387	241,419	1,395,046	785,971
Investment income, net	26,150	8,710	48,877	12,207

	2,040,486	1,723,250	4,376,172	2,834,156

Expenses:
Salaries and wages	228,550	196,073	739,694	537,489
Professional fees	122,234	258,154	367,428	641,164
Sales and marketing	693,834	256,468	1,372,295	445,034
General and administrative	271,811	258,083	1,062,938	860,348

	1,316,429	968,778	3,542,355	2,484,035

Income before income taxes	724,057	754,472	833,817	350,121

Provision for income taxes (benefit)	251,871	(80,672)	297,117	131,750

Net income from operations	472,186	835,144	536,700	218,371

Net realized and unrealized gains (losses):
Net realized gains (losses) on investments, net of income tax expense (benefit) of $67,843 and $832,094 for the three and nine months ended September 30, 2004 and $(31,540) and $(137,389) for the three and nine months ended September 30, 2003 respectively	112,446	(52,275)	1,379,157	(227,715)

Change in net unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of ($4,698,376) and ($884,311) for the three and nine months ended September 30, 2004 and $1,582,669 and $294,915 for the three and nine months ended September 30, 2003 respectively	(7,787,343)	2,623,202	(1,465,700)	488,808

Net increase (decrease) in net assets from operations	$(7,202,711)	$3,406,071	$450,157	$479,464

Net increase (decrease) in net assets from operations per share:
Basic	$(1.28)	$0.79	$0.08	$0.12
Diluted	$(1.28)	$0.76	$0.08	$0.11
Weighted average shares:
Basic	5,616,324	4,327,698	5,417,886	4,159,358
Diluted	5,616,324	4,465,432	5,727,547	4,194,825

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net increase in net assets from operations	$450,157	$479,464
Adjustments to reconcile net increase in net assets from operations to net cash used by operations:
Change in net unrealized (appreciation) depreciation of investments	2,350,011	(763,107)
Depreciation and amortization	38,180	23,074
(Gain) loss on sale of investments	(2,211,251)	365,104
Deferred income taxes	244,907	289,276
Investment securities received from sales of technology rights	(2,932,249)	(2,035,978)
Services rendered in exchange for investment securities	(689,195)	(207,577)
Changes in operating assets and liabilities:
Accounts receivable	107,690	—
Prepaid expenses and other assets	96,824	193,127
Deferred revenue	(74,687)	15,551
Accrued expenses	44,217	(28,549)
Income taxes payable	—	(16,781)

Net cash used in operating activities	(2,575,396)	(1,686,396)

Investing Activities:
Proceeds received on sale of investments	2,484,204	378,744
Purchase of investments	(4,507,543)	—
Purchases of fixed assets	(65,646)	(4,130)

Net cash provided by (used by) investing activities	(2,088,985)	374,614

Financing Activities:
Net proceeds from issuance of common stock (including the exercise of common stock options)	7,291,591	1,954,756
Proceeds from long-term borrowings	—	760,000

Net cash provided by financing activities	7,291,591	2,714,756

Foreign currency translation adjustment	7,878	9,014

Increase in cash and cash equivalents	2,635,088	1,411,988

Cash and cash equivalents at beginning of year	3,704,327	745,926

Cash and cash equivalents at end of period	$6,339,415	$2,157,914

Supplemental Disclosures of Non-Cash Investing Activities 125,715 Shares of Common Stock Issued in Settlement of Note Payable	$847,890	$—

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Changes in net assets from operations:

Net income from operations	$536,700	$218,371
Net realized gain (loss) on sale of investments, net of related income taxes	1,379,157	(227,715)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(1,465,700)	488,808

Net increase in net assets from operations	450,157	479,464

Capital stock transactions:
Proceeds from and settlement of note payable by issuance of common stock (including the exercise of stock options)	8,139,481	1,954,756

Net increase in net assets from capital stock transactions	8,139,481	1,954,756

Foreign currency translation adjustment	7,878	9,014

Net increase in net assets	8,597,516	2,443,234
Net assets at beginning of year	11,152,370	7,346,057

Net assets at end of period	$19,749,886	$9,789,291

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
PER SHARE INFORMATION (1)

Net asset value, beginning of period	$2.33	$1.87
Net increase from operations	.08	.05
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes	(.46)	(.14)
Foreign currency translation adjustment	—	—
Net increase from stock transactions	1.42	.42

Net asset value, end of period	$3.37	$2.20

Per share market value, end of period	$15.15	$9.25

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$19,749,886	$9,789,291
Ratio of expenses to average net assets (2)	23%	29%
Ratio of net income to average net assets	3%	3%
Diluted weighted average number of shares outstanding during the period	5,727,547	4,194,825

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(0)	Excluding income taxes

See accompanying notes

UTEK CORPORATION

Schedule of Investments

September 30, 2004

(unaudited)

Shares	Original Date of Acquisition		Original Cost	Fair Value
		Common stock in non-controlled affiliates—47.4% of our net assets
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—0.5% of our net assets; environmental services.	568,006	96,078
150	11/99	Rosbon, LLC, privately held — .3% of our net assets; real estate development	90,705	54,986
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
63,193	3/01	ProVision Operation Systems, Inc. (formerly Lexon, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter — 0.1% of our net assets; telecom, educational internet service	12,028	600
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
3,841,745	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded on the American Stock Exchange — 26.9% of our net assets; digital design and consulting	878,652	5,301,608
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter — 0%; of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; developer of energy technology	14,040	—
200,000	6/02	FullCircle Registry, Inc., publicly traded over the counter —0.1% of our net assets; developer of emergency information technology	168,192	12,000
645,000	3/03	Sequiam Corporation, publicly traded over the counter — 0.8% of our net assets; developer of biological authentication and biometrics technologies	185,726	154,800
720,637	4/03	Intra-Asia Entertainment Corp. (formerly GloTech Industries, Inc.), publicly traded over the counter — 0.6% of our net assets; developer of lighted technology devices	1,607,494	122,508
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter — 2.5% of our net assets; manufacturer of needle destruction device	684,909	500,760
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter — 0.2% of our net assets; operator of digital display monitor networks	125,179	37,060
3,871	12/03	Assuretec Holdings, Inc., privately held — 0% of our net assets; security solutions to automate, manage and authenticate identification documents	15,029	—
30,000	1/04	GeneThera, Inc., publicly traded over the counter —0.2% of our net assets; molecular biotechnology products	64,272	33,300

9,255,882	2/04	Zkid Network Company, publicly traded over the counter — 1.1% of our net assets; developer of proprietary software	963,156	222,141
20,668	2/04	Telkonet, Inc., publicly traded over the counter —0.2% of our net assets; networking and internetworking products	39,110	47,536
200,000	3/04	Swiss Medica, Inc., publicly traded over the counter — 0.1% of our net assets; developer of bioscience products	34,220	11,400
100,000	3/04	Health Sciences Group, Inc., publicly traded over the counter — 0.3% of our net assets; nutraceutical, pharmaceutical, and cosmeceutical products	76,344	67,000
142,856	3/04	eFoodSafety.com, Inc., publicly traded over the counter— 0.2% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	46,268	32,857
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange — 0.1% of our net assets; developer of consumer and healthcare products	25,657	11,200
432,387	4/04	Xethanol Corporation., privately held — 5.4% of our net assets; developer of bioethanol products	1,062,023	1,080,968
3,223,529	4/04	HydroFlo Corporation, publicly traded over the counter — 2.0% of our net assets; business development company	454,969	386,823
221,000	4/04	Power3 Medical Products, Inc., publicly traded over the counter —1.8% of our net assets; developer of healthcare products	223,984	346,970
2,550,000	4/04	Manakoa Services Company, publicly traded over the counter — 3.0% of our net assets; risk management and continuity planning	815,560	637,500
29,999	7/04	InyX, Inc., publicly traded over the counter — 0.1% of our net assets; aerosol drug delivery technologies	19,813	21,899
295,500	7/04	Veridium Corp., publicly traded over the counter — 0.1% of our net assets; environmental services business	39,665	28,959
29,558	7/04	Elinear, Inc., publicly traded on the American Stock Exchange — 0.1% of our net assets; technology solutions provider of security	32,212	22,760
300,000	9/04	Uniphyd., publicly traded over the counter — 0.3% of our net assets; develops and operates managed care plans	60,071	60,000
36,923	9/04	Material Technologies, Inc., publicly traded over the counter — 0.4% of our net assets; research and development of metal fatigue detection	73,170	73,108
100,000	8/04	Myrmidon Biomaterials, Inc., privately held — 0.0% of our net assets; commercialize a proprietary biomaterial	—	—

		TOTAL INVESTMENTS—47.4%	$15,831,473	$9,364,821

		Cash and other assets, less liabilities—52.6%		10,385,065

		Net assets at September 30, 2004—100%		$19,749,886

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of September 30, 2004, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon, LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc. and Primapharm Funding Corporation.

•	As of September 30, 2004, the Company did not have sufficient information to determine the fair value of the investment in Myrmidon Biomaterials, Inc.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2003

Shares	Original Date of Acquisition		Original Cost	Fair Value
		Common stock in non-controlled affiliates—69.5% of our net assets
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held—0%; developer of construction materials	126,000	—
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—1.0% of our net assets; environmental services.	568,006	115,294
150	11/99	Rosbon, LLC, privately held—.5% of our net assets; real estate development	90,705	55,290
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
236,000	3/01	Lexon, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc., publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter —.1% of our net assets; telecom, educational internet service	12,028	1,520
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
3,800,637	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter — 53.0% of our net assets; digital design and consulting	753,719	5,908,898
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter — 0%; of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; developer of energy technology	14,040	—
388,500	6/02	FullCircle Registry, Inc., publicly traded over the counter —0.1% of our net assets; developer of emergency information technology	324,002	15,540
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter —0.3% of our net assets; developer of electronic switch technologies	29,031	39,999
645,000	3/03	Sequiam Corporation, publicly traded over the counter — 1.4% of our net assets; developer of biological authentication and biometrics technologies	181,887	154,800
3,198,571	4/03	GloTech Industries, Inc., publicly traded over the counter — 5.2% of ur net assets; developer of lighted technology devices	1,554,218	575,743
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter — 6.1% of our net assets; manufacturer of needle destruction device	685,591	680,520
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter —1.5% of our net assets; operator of digital display monitor networks	168,950	168,950
240,000	12/03	Assuretec Holdings, Inc., privately held — 0.3% of our net assets; security solutions to automate, manage and authenticate identification documents	28,800	28,800

		TOTAL INVESTMENTS—69.5%	$11,861,995	$7,745,354

		Cash and other assets, less liabilities—30.5%		3,407,016

		Net assets at December 31, 2003—100%		$11,152,370

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2003, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon, LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc., GloTech Industries, Inc. and Primapharm Funding Corporation.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of September 30, 2004 and 2003 and for the three and nine month periods then ended is Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of September 30, 2004 and 2003 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003. Operating results for the three or nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

We are dedicated to building brides between university-developed technologies and commercial organizations. We, along with our TechEx, UVentures and Techno-L on-line services and UTEK - Pax, Ltd., our European subsidiary, identify and transfer new technologies from universities and research centers to the marketplace. We also provide research-outsourcing services to companies and technology transfer services to research institutions.

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

In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of UTEK - Pax Ltd. (formerly Pax Technology Transfer Ltd), a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of TechEx Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website, founded at Yale University, is used by many technology transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. The financial position and results of operation of UTEK - Pax Ltd. (formerly Pax Technology Transfer Ltd.) and Techex have been consolidated into the financial position and results of operation of the Company, since the dates of their respective acquisition.

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

Investments

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the national securities exchange or national securities association. In addition, restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at September 30, 2004 and December 31, 2003, (47.4% and 69.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

Consulting and Other Services

In addition to technology transfer transactions, we offer the strategic alliance consulting services. A method of technology transfer already being used by UTEK - Pax Ltd. (formerly Pax Technology Transfer Ltd), strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company, or cash. These agreements are cancelable at any time.

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

The Company’s consolidated subsidiary, UTEK - Pax Ltd. (formerly Pax Technology Transfer Ltd.), derives its revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is recognized ratably over the term of the contract, typically ninety days. These contracts are generally paid in the form of cash.

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

Stock-Based Compensation

At September 30, 2004, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Amended and Restated Stock Option Plan and UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net increase (decrease) in net assets from operations:
As reported	$(7,202,711)	$3,406,071	$450,157	$479,464
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,371)	(42,327)	(93,098)	(211,147)

Pro forma	$(7,241,082)	$3,363,744	$357,059	$268,317
Net increase (decrease) in net assets from Operations per share – Basic:
As reported	$(1.28)	$.79	$.08	$.12
Pro forma	$(1.29)	$.78	$.07	$.06
Net increase (decrease) in net assets from Operations per share – Diluted:
As reported	$(1.28)	$.76	$.08	$.11
Pro forma	$(1.29)	$.75	$.06	$.06

During the quarter ended September 30, 2004, the Company granted options to purchase 25,000 shares of its common stock.

2. Investments

Equity securities at September 30, 2004 and December 31, 2003 (47.4 % and 69.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

As of September 30, 2004 and 2003, the Company had established three and four intellectual property acquisition companies, respectively, which had $-0- net assets.

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

On December 10, 2003, the Company received 240,000 unregistered shares of common stock from AssureTec Holdings, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 120,000 shares. The strategic alliance was cancelled in June 2004 and 120,000 shares were returned to AssureTec Holdings, Inc.

On December 30, 2003, the Company sold its Medical Safety Technologies, Inc. intellectual property acquisition company to E Med Future, Inc. for 1,250,000 unregistered shares of E Med Future, Inc.’s common stock in a non-taxable exchange.

On January 26, 2004, the Company received 30,000 unregistered shares of common stock from GeneThera, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 21,694 shares. The strategic alliance was cancelled in October 2004.

On February 18, 2004, the Company received 38,585 unregistered shares of common stock from Telkonet, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 20,668 shares. The strategic alliance was cancelled in July 2004 and 17,917 shares were returned to Telkonet, Inc.

On February 17, 2004, the Company received 705,882 unregistered shares of common stock from ZKid Network Company in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 458,414 shares.

On March 12, 2004, the Company received 100,000 unregistered shares of common stock from Health Sciences Group, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 58,331 shares.

On March 29, 2004, the Company received 200,000 unregistered shares of common stock from Swiss Medica, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 103,835 shares.

On March 30, 2004, the Company entered into a strategic alliance agreement with eFoodSafety.com, Inc. The agreement provides for a total of 244,987 unregistered shares of eFoodSafety.com, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has received 142,856 and recognized to date consulting fees in relation to 129,485 unregistered shares of eFoodSafety.com, Inc.

On April 1, 2004, the Company received 63,157 unregistered shares of common stock from Xethanol Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 31,578 shares.

On April 5, 2004, the Company received 150,000 unregistered shares of common stock from Manakoa Services Company in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 72,916 shares.

On April 16, 2004, the Company received 240,000 unregistered shares of common stock from Power3 Medical Products, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 49,333 shares. The strategic alliance was cancelled in August 2004 and 160,000 shares were returned to Power3 Medical Products, Inc.

On April 23, 2004, the Company received 133,333 unregistered shares of common stock from The Jenex Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 133,333 shares.

On April 28, 2004, the Company received 400,000 unregistered shares of common stock from HydroFlo Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 168,887 shares.

On April 30, 2004, the Company sold its Web Safe Technologies, Inc. intellectual property acquisition company to Xethanol Corporation for 9,550,000 unregistered shares of Zkid Network Company’s common stock in a non-taxable exchange.

On May 27, 2004, the Company entered into a strategic alliance agreement with eLinear, Inc. The agreement provides for a monthly fee of $10,000 per month of unregistered shares of eLinear, Inc. common stock to be distributed to the Company during the term of the agreement. The Company has received 29,558 and recognized to date consulting fees in relation to 29,558 unregistered shares of eLinear, Inc.

On June 25, 2004, the Company sold its Advanced Bioethanol Technologies, Inc. intellectual property acquisition company to Xethanol Corporation for 200,000 unregistered shares of Xethanol Corporation’s common stock in a non-taxable exchange.

On July 1, 2004, the Company entered into a strategic alliance agreement with INyX, Inc. The agreement provides for a total of 126,316 unregistered shares of INyX, Inc. common stock to be distributed to the Company pro rata during the term of the agreement. The Company has received 31,578 and recognized to date consulting fees in relation to 31,578 unregistered shares of INyX, Inc.

On July 8, 2004, the Company received 300,000 unregistered shares of common stock from Veridium Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 83,000 shares.

On August 2, 2004, the Company sold its Arsenic Removal Technologies, Inc. intellectual property acquisition company to Hydroflo, Inc. for 2,823,529 unregistered shares of Hydroflo, Inc.’s common stock in a non-taxable exchange.

On August 2, 2004, the Company under contract with the Shriners Hospitals for Children assisted the Shriners Hospitals for Children in transferring a tendon replacement technology it had developed and patented to Crystal Point Partners. For part of its consideration for the assistance in the transfer, the Company received 50% of the upfront consideration from the license agreement with Shriners Hospitals for Children and Myrmidon Biomaterials, Inc., which included 100,000 unregistered shares of common stock from Myrmidon Biomaterials, Inc.

On August 5, 2004, the Company sold its Advanced Cyber Security, Inc. intellectual property acquisition company to Manakoa Services Company for 2,000,000 unregistered shares of Manakoa Services Company ‘s common stock in a non-taxable exchange.

On August 10, 2004, the Company sold its Ice Technologies, Inc. intellectual property acquisition company to Power3 Medical, Inc. for 141,000 unregistered shares of Power3 Medical Products, Inc.’s common stock in a non-taxable exchange.

On September 27, 2004, the Company received 36,923 unregistered shares of common stock from Material Technologies, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 410 shares.

On September 28, 2004, the Company received 300,000 unregistered shares of common stock from Uniphyd Corporation in a strategic alliance agreement with Global Fasteners, Inc. The Company has recognized consulting fees to date relating to 2,500 shares.

On September 30, 2004, the Company sold its Ethanol Extraction Technologies, Inc. intellectual property acquisition company to Xethanol for 169,230 unregistered shares of Xethanol Corporation’s common stock in a non-taxable exchange.

3. Commitments and Contingencies

From time to time, some of the Company’s portfolio companies may receive correspondence or other notices of alleged breach of their license agreements. Some of these correspondences and notices provide for a period of time in which to cure the alleged breach. The failure of the portfolio companies to cure the alleged breach may have a material adverse impact on the Company’s results of operations and financial position. As of the date of filing, the Company was not aware of any such alleged breaches.

Effective September 1, 2004, the Company entered into a three year employment agreement with its Chief Executive Officer, Clifford M. Gross, providing for an annual base salary of $300,000 for his services. For a discussion of the material terms of such employment agreement, please see the Form 8-K the Company filed with the Securities and Exchange Commission on September 7, 2004.

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

5. Subsequent Events

On November 2, 2004, the Company’s Chairman and Chief Executive Officer, Clifford M. Gross, established a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the stock trading plan, Dr. Gross instructed a broker to exercise options to purchase 100,000 shares of the Company’s common stock and sell such 100,000 shares of common stock during the upcoming year. Dr. Gross received the options to purchase 100,000 shares of the Company’s common stock in connection with its initial public offering in October 2000. Such options would otherwise expire in September 2005.

Circle Group Holdings, Inc. represented 26.9% of our net assets at the quarter ended September 30, 2004. On November 2, 2004, the $1.30 market closing price per share of Circle Group Holdings, Inc. on the American Stock Exchange represented a decrease of 28% from the $1.81 market closing price per share on the American Stock Exchange on September 30, 2004. This decline in the market value of Circle Group Holdings, Inc. may have a material negative impact on UTEK’s financial condition from that reported for the period ended September 30, 2004. Management estimates that, based on this decline in the market price for Circle Group Holdings, Inc., the Company’s net asset value per share would decrease by approximately $0.16 per share or 5% from the net asset value per share reported at September 30, 2004.

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

Financial Condition

The Company’s total assets were $20,580,840 and its net assets were $19,749,886 at September 30, 2004, compared to $12,549,448 and $11,152,370 at December 31, 2003, respectively.

Net assets increased by $8,597,516 in the nine months ended September 30, 2004 and increased by $2,443,234 in the nine months ended September 30, 2003.

Net asset value per share increased to $3.37 per share at September 30, 2004 from $2.23 per share at December 31, 2003.

The changes in total assets, net assets and net asset value per share during the three months ended September 30, 2004 were primarily attributable to:

•	Four technology transfers valued at approximately $1.5 million.

•	The sale of the Company’s investments for $209,000.

•	An unrealized depreciation on investments of approximately $7.8 million net of income tax benefit, mainly due to the decrease in the value of our investment in Circle Group Holdings, Inc. At September 30, 2004, Circle Group accounted for over 26% of our net assets.

•	The issuance of the Company’s common stock in an exempt offering and upon the exercise of stock options for approximately $3.8 million.

•	The use of approximately $1.3 million in cash to fund operations.

The changes in total assets, net assets and net asset value per share during the three months ended September 30, 2003 were primarily attributable to:

•	Three technology transfers valued at approximately $1.5 million.

•	The sales of some of the Company’s investments for $140,000.

•	An unrealized appreciation on investments of approximately $2.6 million net of income tax benefit, mainly due to the increase in the value of our investment in Circle Group Holdings, Inc. Circle Group makes up over 26% of our investment portfolio at value.

•	The issuance of common stock in a private placement transaction and upon the exercise of stock options for approximately $1.1 million.

•	The use of approximately $1.0 million in cash to fund operations.

The Company’s common shares outstanding as of September 30, 2004 were 5,865,466, compared to 4,790,550 at December 31, 2003. The number of common shares increased as a result of the issuance of the Company’s common stock in connection with exempt offerings, private placement transactions as well as the issuance of common shares upon the exercise of employee stock options that were exercised during the nine months ended September 30, 2004.

The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfer transactions and the performance of the equity investments that we receive for these transfers. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations.

At September 30, 2004, $8,228,867 or 88% of our investments consisted of equity securities at fair value in thinly traded public companies and $1,135,954 or 12% of our investments consisted of equity securities at fair value in private companies.

At December 31, 2003, $7,661,264 or 99% of our investments consisted of equity securities at fair value in thinly traded public companies and $84,090 or 1% of our investments consisted of equity securities at fair value in private companies.

The net increase in the value of publicly traded securities from $7,745,354 to $9,364,821 in the nine months ended September 30, 2004 is primarily due to the following events:

•	The Company exercised warrants to purchase 500,000 shares of common stock of Circle Group Holdings, Inc. for $180,000 with a fair value of $2,115,000.

•	The Company entered into fifteen new strategic alliance agreements that generated $1.4 million in value.

•	The Company sold 458,892 of its shares in Circle Group Holdings, Inc. for $2.4 million with a fair value of $1.4 million.

•	The Company experienced an overall decrease in the value of its public company securities. This decrease is primarily attributable to a decrease in the value of Circle Group Holdings, Inc., Intra-Asia Entertainment Corp. and E Med Future, Inc. of approximately $1.5 million. The fair value of the Company’s other investments remained relatively constant during the nine months ended September 30, 2004. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

A summary of the Company’s investment portfolio is as follows:

	September 30 2004 (Unaudited)	December 31, 2003
Investments, at cost	$15,831,473	$11,861,995
Unrealized appreciation (depreciation), before income taxes	(6,466,652)	(4,116,641)

Investments, at fair value	$9,364,821	$7,745,354

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

Three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Income from operations. Income from operations increased 18% to $2,040,486 for the three months ended September 30, 2004 from $1,723,250 for the three months ended September 30, 2003. Approximately 71% and 89% of our income from operations (revenue) was received in the form of equity securities for the three months ended September 30, 2004 and September 30, 2003, respectively. The increase in income from operations resulted from completing four technology transfer transactions valued at $1,525,949 during the period ended September 30, 2004, as compared to three technology transfer transactions valued at $1,473,121 during the quarter ended September 30, 2003. In the three months ended September 30, 2004, we rendered services in connection with nineteen strategic alliance agreements (four of which began in the three months ended September 30, 2004) valued at $326,338 (all of such amount was received in the form of unregistered common stock), as compared to seven strategic alliance agreements (none of which began during the quarter ended September 30, 2003) valued at $112,502 (all of such amount was received in the form of unregistered common stock). Income from operations included consulting fees of $128,999 generated from UTEK—Pax Ltd., (formerly known as Pax Technology Transfer, Ltd.) and subscription income from the two websites owned by UTEK comprised the balance of consulting fees. Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

Expenses. Total operating expenses for the three months ended September 30, 2004 were $1,316,429, consisting of salaries and wages of $228,550, professional fees of $122,234, sales and marketing expenses of $693,834, and general and administrative expenses of $271,811. These expenses compared to the $968,778 reported for the three months ended September 30, 2003, consisting of salaries and wages of $196,073, professional fees of $258,154, sales and marketing expenses of $256,468, and general and administrative expenses of $258,083. The 36% increase in total operating expenses was due to the increased costs of completing four technology transfer transactions, an increase in the number of our sales personnel, extended marketing efforts and investor relations services provided by a third party vendor. It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 17% increase in salaries and wages reflects an increase in the number of employees as well as the increase in the base salary of our Chief Executive Officer. The 171% increase in sales and marketing expenses was due to the increased costs of completing four technology transfer transactions. The 53% decrease in professional fees was due to the lowered costs of quarterly review fees by our registered public accounting firm, as well as a decrease in legal fees. The 5% increase in general and administrative costs was due to the cost of investor and public relations services provided by a third party vendor that were not provided in 2003, an increase in payroll taxes related to an increase in staff, which were partially offset by a reduction in interest expense and certain outside services.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses)

Net realized gains on investments net of income tax effect amounted to $112,446 for the three months ended September 30, 2004 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	70,000	$94,304
Duraswitch Industries, Inc.	21,000	18,142

Total		$112,446

Net realized losses on investments net of income tax effect amounted to $52,275 for the three months ended September 30, 2003 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Innovative Medical Services.	48,940	$10,821
Clean Water Technologies, Inc.	20,000	(335)
Sense Holdings, Inc.	28,089	(1,892)
Circle Group Holdings, Inc.	31,000	50,292
Full Circle Registry, Inc.	98,250	(111,161)

Total		$(52,275)

On a quarterly basis, net realized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Change in Unrealized Appreciation or Depreciation

The net unrealized appreciation on our investments, net of taxes, decreased by $7,787,343 for the three months ended September 30, 2004, compared to net unrealized appreciation of $488,808 on our investments for the three months ended September 30, 2003. The net unrealized appreciation and depreciation consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended September 30, 2004 and 2003, respectively. There was a significant decrease in fair value in the three months ended September 30, 2004 in our investment in Circle Group Holdings, Inc. at September 30, 2004, as well as minor decreases in some of our other investments.

The Company’s most significant portfolio investment is in Circle Group Holdings, Inc., which represented 26.9% of our net assets at the quarter ended September 30, 2004. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

At September 30, 2004, the fair value of our investment in Circle Group was approximately $5.3 million. The value of our investment in Circle Group decreased by approximately $11.2 million before tax effect for the quarter ended September 30, 2004. Approximately 6% of the decrease was a result of the sale of shares in the open market. The remaining decrease in the value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had depreciated by 67% because of a decrease in the market price of shares of common stock of Circle Group. The Board of Directors determined that market quotations for shares of common stock of Circle Group on the American Stock Exchange are readily available. As a result, the Board of Directors took the closing market price for a share of common stock of Circle Group on the American Stock Exchange as of September 30, 2004 and then discounted such market price to take in account that the shares of common stock of Circle Group that the Company holds are subject to legal restrictions on resale.

On a quarterly basis net unrealized appreciation and depreciation can vary substantially, due to a variety of factors. Therefore, quarterly net unrealized appreciation and depreciation should not be annualized to predict expected annual results, and may not be indicative of future performance.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Income from operations. Income from operations increased 54% to $4,376,172 for the nine months ended September 30, 2004 from $2,834,156 for the nine months ended September 30, 2003. As described below, in the nine months ended September 30, 2004, we completed six technology transfer transactions valued at $2,932,249, compared to five technology transfer transactions valued at $2,035,978 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we completed technology transfer transactions with Xethanol Corporation in which we received 200,000 shares of common stock valued at $2.50 per share, with Zkid Network Company in which we received 8,550,000 of unregistered shares of common stock valued at $.106 per share, with Manakoa Services Corporation in which we received 1,900,000 shares of common stock valued at $.27 per share, HydroFlo Inc. in which we received 2,823,529 shares of common stock valued at $.14 per share, with Power 3 Medical, Inc. in which we received 141,000 shares of common stock of Power 3 Medical Products, Inc. valued at $1.38 per share, and with Xethanol Corporation in which we received 169,230 shares of common stock valued at $2.50 per share. In the nine months ended September 30, 2004, we rendered services in connection with twenty-five strategic alliance agreements valued at $823,598 (all of such amount was received in the form of unregistered common stock), as compared to nine strategic alliance agreements valued at $362,457 (all of such amount was received in the form of unregistered common stock) for the nine months ended September 30, 2003. Income from operations included consulting fees of $471,927 from UTEK-Pax Ltd., (formerly known as Pax Technology Transfer, Ltd.) and subscription income from the two websites owned by UTEK comprised the balance of the consulting fees. Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation reports provided by an independent valuation service provider.

Expenses. Total operating expenses for the nine months ended September 30, 2004 were $3,542,335 consisting of salaries and wages of $739,694, professional fees of $367,428, sales and marketing expenses of $1,372,295, and general and administrative expenses of $1,062,938. These expenses compared to the $2,484,035 reported for the nine months ended September 30, 2003, consisting of salaries and wages of $537,489, professional fees of $641,164, sales and marketing expenses of $445,034, and general and administrative expenses of $860,348. The 43% increase in total operating expenses was due to an increased number of employees, increased costs of completing technology transfer transactions, commissions to outside service providers used strictly to generate strategic alliance agreements and an extended marketing effort at various conferences in order to increase the number of potential strategic alliance customers, increased costs related to investor and public relations, a bonus of $150,000 paid to the Chief Executive Officer of the Company, and increased use of temporary personnel. It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 38% increase in salaries and wages reflects an increase in the number employees, a bonus of $150,000 paid to the Chief Executive Officer of the Company as well as an increase in the base salary of our Chief Executive Officer. The 208% increase in sales and marketing expenses was due to increased costs related to the six technology transfer transactions, commissions paid to outside service providers used strictly to generate strategic alliance agreements and an extended marketing effort at various conferences in order to increase the number of potential strategic alliance customers, and an increase in the number of sales personnel. The 43% decrease in professional fees is largely due a significant decrease in accounting fees, professional fees that were associated with a specific first quarter project in 2003 that were not repeated in 2004, as well as a decrease in legal fees. The 24% increase in general and administrative costs is largely due to the cost of investor and public relations services provided by third party vendors that were not provided in 2003, an increase in the number of temporary staff, an increase in payroll taxes related to an increase in employees, and the increased printing costs of producing our annual report.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of values of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses).

Net realized gains on investments net of income tax effect amounted to $1,379,157 for the nine months ended September 30, 2004 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	458,892	$1,442,288
Full Circle Registry, Inc.	188,500	(85,395)
Duraswitch Industries, Inc.	34,782	33,226
Pure Bioscience, Inc.	35,560	(10,962)

Total		$1,379,157

Net realized losses on investments amounted to $227,715 for the nine months ended September 30, 2003 and were related to sales as follows:

Company Name	Number of Shares	Realized Loss
Advanced Recycling Sciences, Inc.	9,000	$(3,556)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	228,089	(8,655)
Full Circle Registry, Inc.	98,250	(111,161)
Circle Group Holdings, Inc.	43,000	45,455
Clean Water Technologies, Inc.	20,000	(335)
Innovative Medical Services, Inc.	48,940	10,821

Total		$(227,715)

On a quarterly basis, net realized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Change in Unrealized Appreciation or Depreciation.

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At September 30, 2004, approximately 47.4% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The net unrealized appreciation on our investments, net of taxes, decreased by $1,465,700 for the nine months ended September 30, 2004, compared to net unrealized appreciation of $488,808 on our investments for the nine months ended September 30, 2003. The net unrealized appreciation and depreciation consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the nine months ended September 30, 2004 and 2003, respectively. There was a significant decrease in fair value in the nine months ended September 30, 2004 in our investments in Intra-Asia Entertainment Corp., Zkid Network Company, E Med Future, Inc. and Circle Group Holdings, Inc. at September 30, 2004. The fair value of the Company’s other investments remained relatively constant during the nine months ended September 30, 2004.

The Company’s most significant portfolio investment is in Circle Group Holdings, Inc., which represented 26.9% of our assets at the quarter ended September 30, 2004. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

At September 30, 2004, the fair value of our investment in Circle Group was approximately $5.3 million. The value of our investment in Circle Group decreased by approximately $457,000 before tax effect for the nine months ended September 30, 2004. Approximately 75% of the decrease was a result of the sale of shares in the open market. The remaining decrease in the value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had depreciated by 2% because of a decrease in the market price of shares of common stock of Circle Group. The Board of Directors determined that market quotations for shares of common stock of Circle Group on the American Stock Exchange are readily available. As a result, the Board of Directors took the closing market price for a share of common stock of Circle Group on the American Stock Exchange as of the September 30, 2004 and then discounted such market price to take in account that the shares of common stock of Circle Group that the Company holds are subject to legal restrictions on resale.

On a quarterly basis net unrealized appreciation and depreciation can vary substantially, due to a variety of factors. Therefore, quarterly net unrealized appreciation and depreciation should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

Net assets increased 77% to $19,749,886 at September 30, 2004 from $11,152,370 at December 31, 2003. This increase was primarily attributable to the completion of exempt offerings of shares of our common stock and private placement transactions totaling $8 million during the nine months ended September 30, 2004 as well as net realized gains of approximately $1.4 million, less the $1.5 million decrease in the net unrealized appreciation in the value of our non-controlled affiliate investments.

Currently, our income from operations consists primarily of the sale of technology rights and the consulting income from strategic alliances for equity securities rather than cash. The equity securities that we receive from such transactions are generally illiquid and subject to restrictions on resale or transferability. As a result, our revenue from our operations for the foreseeable future may not be sufficient to meet our operating and capital requirements. Our primary source of liquidity and capital for the nine months ended September 30, 2004 was from cash received from exempt offerings of our common stock and private placement transactions totaling $8 million as well as the sales of our investments totaling approximately $2.5 million. We believe that we currently have the financial resources to meet our operating requirements for the next twelve months. We may however undertake additional equity financings to better enable the Company to meet its future growth, operating and capital requirements.

In January 2004, we completed two private placement transactions for 407,986 shares of our common stock at $7.00 per share. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one-year after the completion of the private placement transaction. The total net proceeds received inclusive of the December receipts of $388,412 was $2,570,312, net of investment banking fees of $285,590.

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

In September 2004, the Company completed an exempt offering with an accredited investor of 350,000 shares of its common stock at $12.15 per share. The net proceeds after expenses related to the offering of $581,758 was $3,670,742.

Recent Developments

On August 1, 2004, we appointed Doug Schaedler as our Chief Operating Officer and Chief Compliance Officer.

On September 8, 2004, the Company’s Board of Directors elected Holly Callen Hamilton to fill a newly created vacancy on the Company’s Board of Directors. Ms. Callen Hamilton will serve on the Compensation and Budget Committees of the Company’s Board of Directors.

On November 1, 2004, our Chairman and Chief Executive Officer, Clifford M. Gross, established a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the stock trading plan, Dr. Gross instructed a broker to exercise options to purchase 100,000 shares of the Company’s common stock and sell such 100,000 shares of common stock during the upcoming year. Dr. Gross received such options in connection with our initial public offering in October 2000. Such options would otherwise expire in September 2005.

Circle Group Holdings, Inc. represented 26.9% of our net assets at the quarter ended September 30, 2004. On November 2, 2004, the $1.30 market closing price per share of Circle Group Holdings, Inc. on the American Stock Exchange represented a decrease of 28% from the $1.81 market closing price per share on the American Stock Exchange on September 30, 2004. This decline in the market value of Circle Group Holdings, Inc. may have a material negative impact on UTEK’s financial condition from that reported for the period ended September 30, 2004. Management estimates that, based on this decline in the market price for Circle Group Holdings, Inc., the Company’s net asset value per share would decrease by approximately $0.16 per share or 5% from the net asset value per share reported at September 30, 2004.

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

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc. As of September 30, 2004 the value of our investment in Circle Group Holdings, Inc. was approximately $5.3 million or 26.9% of our net assets.

We may need to undertake additional financings to meet our growth, operating and / or capital needs.

We anticipate that monetizable revenue from our operations for the foreseeable future may not be sufficient to meet our growth, operating and / or capital requirements. We believe that we currently have the financial resources to meet our operating requirements for the next twelve months. We may however undertake additional equity financings to better enable the Company to meet its future growth, operating and / or capital requirements. We have no commitments for any financings, and there can be no assurance that any such commitments can be obtained on terms acceptable to us, if at all. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain financing as needed, we may be required to reduce the scope of our expansion and growth plans, as well as operations, which could have a material adverse effect on us.

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

We may have to make additional cash investments in our portfolio companies to protect our overall investment value in the particular company. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio company, and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

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

We do not anticipate selling any of our intellectual property acquisition companies except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell our intellectual property acquisition companies on commercially reasonable terms. If we are unable to successfully sell our intellectual property acquisition companies in a merger transaction, we may lose our investment.

The agreements we have with universities do not guarantee that the universities will grant licenses to us or our intellectual property acquisition companies.

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

At September 30, 2004 and December 31, 2003, respectively, investments amounting to $9,364,821 or 47.4% of our net assets and $7,745,354 or 69.5% of our net assets, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

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

At September 30, 2004, $9,364,821 or 47.4% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange and the Canadian Venture Exchange. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or the American Stock Exchange, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange.

We are subject to government regulations because of our status as a business development company.

We have elected to be treated as a business development company under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

One of our current stockholders has significant influence over our management and affairs.

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 33% of our common stock as of September 30, 2004. Therefore Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of us and might ultimately affect the market price of our common stock.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to the Company, including its consolidated subsidiaries, that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of September 30, 2004, the Company was not a party to any material pending legal proceedings.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) List of exhibits.

a.	The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: November 3, 2004	/s/ Clifford M. Gross
Clifford M. Gross
Chairman and Chief Executive Officer

Date: November 3, 2004	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer