Form 10-K
period 2004-12-31
UTEK CORP
filed 2005-02-24
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	59-3603677
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

202 S. WHEELER STREET, PLANT CITY, FL	33563
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 754-4330

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.01 PAR VALUE	AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $55,000,000 based upon the last sale price for the registrant’s common stock on that date. As of February 14, 2005 there were 6,003,163 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	Business

General

We are a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for commercial development and use. Our goal is to provide our client-companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

Our business strategy generally involves three steps:

•	First, we seek to enter into a strategic alliance agreement with our client-companies to learn about their technology needs and identify new discoveries that they want to acquire.

•	Second, we form and capitalize a new company to acquire the identified technology from a university, medical center or federal research laboratory.

•	Third, our client-companies acquire the identified technology from us in a tax-free stock for stock exchange of shares of our newly formed entity for shares of the client-company.

We call this unique technology-transfer investment process U2B®.

Our investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property for securities, cash and other assets upon the completion of technology-transfer transactions. To meet this objective, we review the prospects and risks of the potential technology and investment.

As of December 31, 2004, we had equity investments of approximately $14.0 million at fair value in forty-four portfolio companies. We have transferred a diverse number of technologies to these and other companies ranging from a method to remove water-soluble forms of arsenic from water to a software package that can assess the content of Internet sites used by children. During 2004, we completed eleven technology-transfer transactions in which we received equity securities of approximately $5.1 million at fair value and entered into twenty-four strategic alliance agreements in which we received equity securities of approximately $945,000 at fair value.

We also provide our client-companies with a full range of complementary technology-transfer-related services and products, including the provision of technical and business expertise to help client-companies identify, assess, protect and leverage intellectual property assets to enhance market leadership and profitability.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 or (the “1940 Act”).

We do not have a registered investment adviser and our management, under the supervision of our Board of Directors, makes our investment and management decisions. Our investment objectives, policies and investment diversification status may change at any time and from time to time without stockholder approval.

Corporate History and Offices

We were formed in 1997 by our management to facilitate the transfer of the intellectual capital developed by universities and other research institutions to commercial enterprises.

Our executive offices are located at 202 S. Wheeler Street, Plant City, Florida 33563 and our telephone number is (813) 754-4330. We also have offices in New York, Massachusetts, Maryland, California, Texas, Israel and the United Kingdom.

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

Business Strategies

Our strategy to achieve our investment objective includes the following key elements:

Stock for Stock Exchanges. Our investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property for cash and other assets upon the completion of technology-transfer transactions. We seek to achieve our investment objective by creating newly formed companies to identify, license and market new technologies invented primarily by employees of universities, medical centers and federal research laboratories. We intend to sell these newly formed companies principally to privately owned and publicly traded companies (which we refer to as “portfolio companies” or our “investments”) in tax-free stock for stock exchanges. We call this unique technology-transfer investment process U2B®.

It is our plan that the shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. We seek to sell our newly formed companies to publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity. During 2004, we completed eleven technology-transfer transactions.

Strategic Alliance Program. To facilitate the number of technology-transfer transactions we undertake pursuant to our U2B® investment process, we have developed a strategic alliance program. Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of proprietary intellectual capital primarily from universities, medical centers and federal research laboratories. This program usually includes performing the following activities:

•	Constructing a technology acquisition or disposition profile that is approved by the client-company.

•	When appropriate, reviewing new technology acquisition opportunities from leading universities, medical centers and federal research laboratories and other sources that potentially meet this profile.

•	When a client-company has expressed an interest in learning more about a specific technology acquisition opportunity, we will acquire additional information about the technology and share it with the client-company.

•	At our client-company’s request, we will negotiate licenses to acquire technologies.

•	When both our client-company and we agree to move forward to acquire a specific technology, we seek to use our U2B® investment process to acquire and transfer the technology. Alternatively, with our consent, our clients may acquire our introduced technology directly from the research institutions.

We normally receive unregistered shares of common stock from our client-companies as payment for the services we render under our strategic alliance consulting engagements. We may also receive cash payments as compensation for our services. In addition, some of our strategic alliance client-companies engage us to license their existing proprietary technologies to other companies.

Continue to Build Strong Relationships With Research Institutions. We have developed relationships with universities and research centers primarily in the United States and, to a lesser extent, in Canada, Europe, Russia, Japan and Chile. In order to provide us early access to new technologies, or to acquire or develop specific technologies, we have entered into alliances, licensing, license option agreements and/or sponsored research agreements with the following institutions:

Auburn University	Florida Atlantic University	Jet Propulsion Laboratory	University of Western Ontario

Simon Fraser University	University of Hawaii	University of Missouri	Oak Ridge National Laboratory

Brenau University	Florida Institute of Technology	Johns Hopkins University	University of West Florida

Sopartec; Universite’ Louvain-la-Neuve	University of Houston	University of New Brunswick	Oklahoma State University

Brookhaven National Laboratory	Florida International University	Los Alamos National Laboratory	University of York

The Interactive Institute (Sweden)	University of Loughborough	University of Rochester	Pacific Northwest National Laboratory

Cal Tech, California Institute of Technology	Florida State University	National Technology Transfer Center	US Department of Agriculture

University of Akron	University of Maryland	Nauka Scientific & Industrial Concern	Rice University

University of California - Irvine	University of Memphis	University of South Florida	Virginia Tech University

Dartmouth College	George Mason University	New York University	Yale University

University of Florida	University of Miami		Rockefeller University

Fraunhofer Institute - Germany	Cornell University	University of South Alabama

In addition to the above named institutions, we have technologies available for license on our Pharma-Transfer.com, TechEx.com and Uventures.com intellectual capital exchanges from more than 200 universities and research institutions worldwide.

The general terms and provisions of the agreements with the above-referenced universities, medical centers and federal research laboratories may include:

•	The research institution may have us review and evaluate the commercial potential of certain new technologies developed at the research institution.

•	The research institution may grant us license or option agreements which will give us the exclusive rights to license specific technology, provided mutually agreeable terms are reached, for a specific period of time.

•	The term of the agreement may be three to five years, or ongoing, but may be terminated by either party on 30 to 60 days written notice.

•	The research institution may, upon our request, file patents to protect technologies that we wish to have protected, prior to our license and transfer.

Provide Strategic Services and Products to Our Client-Companies and Research Institutions. We seek to provide our client-companies with a full range of complementary technology-transfer-related services and products, from our wholly owned subsidiaries including the following:

•	TechEx.com Website – Used by technology-transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. This exchange was developed by Yale University.

•	Uventures.com Website – An innovative Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations.

•	Pharma-Transfer.com Website (Pharma-Transfer, Ltd.) – Tracks the research and development efforts of leading universities, research institutions and life science companies in order to locate and deliver advanced technology acquisition opportunities to corporate subscribers in the pharmaceutical industry.

•	Strategic Intellectual Property (IP) Management Team (UTEK-EKMS, Inc.) – Provides technical and business expertise to help companies identify, assess, protect and leverage IP assets to enhance market leadership and profitability.

•	UTEK-Pax, Ltd. – Offers UTEK products and services in the United Kingdom and Continental Europe.

•	U2B® Intellectual Property Management Software (UTEKip, Ltd.) – A comprehensive, flexible and easy to use product designed to help universities and research centers manage all types of intellectual property. UTEKip, Ltd. was acquired subsequent to December 31, 2004.

Many of these products and services were acquired by us through strategic acquisitions. We may seek to make additional acquisitions of technology-transfer-related businesses in the future. In considering whether to purchase a technology-transfer-related company, we evaluate a number of factors including reputation in the industry, the ability to assist our existing business units, quality of service provided, purchase price, strength of ties and relationships with client-companies, universities and research centers, the extent of intellectual property rights to significant technologies, and amount of equity ownership in portfolio companies which possess significant opportunity for growth.

Leverage the Experience and Relationships of our Management Team. We intend to take advantage of our experience in the field of technology-transfer to maximize the return on our investments in portfolio companies. We have assembled a management team with extensive experience in the field of technology-transfer. Our management team has experience in negotiating, structuring and consummating technology-transfer transactions. Our Chairman and Chief Executive Officer, Clifford M. Gross, has approximately seven years of experience in the technology-transfer business and has executed numerous technology-transfer transactions.

In addition, we intend to capitalize on relationships that members of our management have developed with research institutions and client-companies. The primary source of new technology-transfer opportunities to date have been from our management’s contacts with research institutions. We believe that the ability of our management to maintain and develop relationships with universities and other research institutions is a key factor in our ability to identify new potential investment opportunities.

Our Investments

Investment Model

Our investments generally follow a specific series of steps, which our management believes provide the greatest opportunity for long-term appreciation. As our investments are designed to bring and develop technologies from their inception at research institutions to the private sector, we refer to our investment model as U2B®. Using our U2B® investment model, we create and capitalize a new company to acquire new technologies and eventually exchange the securities of such newly formed company for securities in companies that acquire them. The sale of our newly formed companies to other companies in connection with our U2B® investment model results in a federal tax-free exchange for us. The following is a list of the steps that we generally take when we make an investment in a portfolio company using our investment model:

•	Form and capitalize a new company to acquire new technologies.

•	Advise and assist the newly formed company in completing the technology-transfer with the research institution and acquiring the license to the technology.

•	Complete the sale of the newly formed intellectual property acquisition company to the company and receive stock or cash compensation from the company for the sale of the stock we hold in the newly formed company.

•	Sell over time any securities received from the portfolio company as payment for the newly formed company.

In addition to holding a license to a new technology, our newly formed companies may also hold cash and other assets. The companies with which we engage in such transactions frequently have little or no prior operating history. We also may make additional investments in our portfolio companies to fund continued research and development of the technologies acquired by our client-companies in connection with our U2B® investment process.

Investment Selection

We invest in portfolio companies that our management believes are positioned to benefit from the acquisition of new technology. Prior to our committing funds to an investment opportunity, our management and, to the extent it is deemed to be advisable by our management, our Scientific Advisory Council will review the prospects and risks of the potential technology and/or investment. For more information pertaining to our Scientific Advisory, see “Business – Scientific Advisory Council.”

When we assist a potential portfolio company in evaluating a new technology, we review the technology to make sure that it meets some or all of the following criteria:

•	the technology should represent a significant advance over existing technologies;

•	there should be an existing global market for the technology once it is commercialized;

•	the technology should be socially responsible (i.e., not intended for destructive or harmful purposes); and

•	there should be a customer readily available for the technology.

In addition, we consider some or all of the following additional matters in connection with our decision to make an investment:

•	industry trends;

•	financial requirements to adequately commercialize the technology;

•	competition; and

•	the operating record and quality of the entrepreneurial group associated with a prospective investment.

If, in our management’s view, a technology meets some or all of the criteria discussed above, then we will commence negotiations with the technology developer to arrange for a license of the technology. Normally, we seek to acquire on behalf of our portfolio companies a worldwide exclusive license for the field of use. These licenses usually have an upfront fee, royalty provision, and minimum annual royalties. Pursuant to the terms of these license agreements, all rights to royalties remain with the university or research institute that grants the license. The term for most agreements is for the life of the intellectual property underlying the license. Our management will review license agreements and advise portfolio companies as to license terms and requirements.

Portfolio

As of December 31, 2004, we had equity investments of approximately $14.0 million at fair value in forty-four portfolio companies. We have transferred a diverse number of technologies to these companies ranging from a method to remove water-soluble forms of arsenic from water to a software package that can assess the safety of

Internet sites used by children. Our transactions to date have been with thinly traded public companies and private companies whose common stock is not publicly traded. As a result of these technology-transfer transactions, we hold shares in thinly traded public or private companies. As of December 31, 2004, all of the securities that we have received in connection with U2B® investment model are subject to legal and other restrictions or will otherwise be less liquid than public companies which have actively traded securities. As a result, our ability to sell or otherwise transfer the securities we hold will be limited.

Scientific Advisory Council

The principal purpose of our Scientific Advisory Council is to assist our management in the evaluation of new technologies. As of December 31, 2004, our Scientific Advisory Council consisted of the following members:

Name	Title	Expertise
Albert J. Anthony, D.M.D.	Dentist, Retired	Dentistry and dental equipment

Jeffrey Bleil, Ph.D.	Chief Technology Officer and Executive Director of the Science Advisory Council of UTEK Corporation	Cell and developmental biology

A. Peter Blicher, Ph.D.	Independent Consultant in Computer Vision	Computer vision with emphasis on face recognition and biometrics

Lawrence Bodenstein, M.D., Ph.D.	Pediatric Surgeon, Children’s Hospital of New York-Presbyterian; Faculty Member of Columbia University	Pediatric surgery, modeling of morphogenesis and cell patterning

Alain M. Boudet, Ph.D.	Professor, University of Paul Sabatier	Cell and molecular plant biology

Russell Brantman, Ph.D.	Engineering Technology Consultant	Mechanical engineering; systems engineering; vehicle safety systems; crash simulations

Stuart Brooks, M.D.	Professor, University of South Florida	Board Liaison for the Science Advisory Council

Marcel J. Crochet, Ph.D.	Recteur, Université Catholique de Louvain Louvain-la-Nueve, Belgium	Fluid mechanics

Tzann T. Fang, M.D.	Physician, Bakersfield Hematology & Medical Oncology	Medical oncology, hematology, internal medicine

S. Anders Flodström, Ph.D.	President, Kungl Tekniska Högskolan Royal Institute of Technology, Stockholm, Sweden	Solid state and semiconductor physics

Glenn Goldstein, M.D.	Medical Director of Luftansa Airlines	Physiatry, rehabilitation medicine, aviation medicine

Hector J. Gomez, M.D., Ph.D.	Chairman of the Board of Directors, DNAprint Genomics	Pharmacology, drug development, pharmacogenomics,

Ralph S. Greco, M.D.	Head of Surgery – Stanford University Medical School	Endocrine and gastrointestinal surgery

Leslie Greengard, M.D., Ph.D.	Professor Mathematics at the Courant Institute, New York University	Mathematical biology, computational chemistry, applied and computational mathematics and partial differential equations

Said I. Hakky, M.D.	Staff Urologist, Bay Pines V.A. Center; Asst. Professor of Urology, University of South Florida	Urology

Name	Title	Expertise
Jui-Sung Hung, M.D., F.A.C.C.	Professor, China Medical College Hospital	Cardiology

Walter Kohn, Ph.D.	Nobel laureate; Professor, University of California at Santa Barbara	Chemistry

Gerald Krueger, Ph.D., CPE	Principal Scientist/Ergonomist	Human performance enhancement, human systems design.

Yun-Fan Liaw, M.D.	Professor of Medicine, Chang Gung Medical College	Gastroenterology, hepatology.

Gary S. Margules, Sc.D.	Assistant Provost for Technology Transfer & Industry Research, University of Miami, Florida	Engineering science, medical devices, biomedical science, heath care industry

Vince Mazzeo, M.D.	Radiologist, Boca Raton Community Hospital	Medical imaging, radiology

Andrew P. McMahon, Ph.D.	Frank B. Baird, Jr., Professor of Science; Chair, Department of Molecular and Cellular Biology at Harvard University	Developmental genetics, cell-interactions in developing systems

Sharrell L. Mikesell, Ph.D.	Executive Director, Ohio Polymer Strategy Council	Polymer sciences

O. Norman Nesheim, Ph.D.	Professor, University of Florida	Pesticide regulation and safety management, food and water safety

George R. Newkome, Ph.D.	Vice President for Research & Dean, Graduate School, University of Akron	Organic chemistry and polymer chemistry

Dennis R. Pape, Ph.D.	President, AlphaLaunch	Optics, photonics, optical networks, acoustics and electronics

Penio S. Penev, Ph.D.	Research Staff Member, NEC Laboratories, Princeton, New Jersey	Biometrics, optical imaging, computerized facial recognition

Caroline Popper, M.D., MPH	Independent Consultant	Biotechnology and business development

Fritz B. Prinz, Ph.D.	Chairman, Mechanical Engineering Department at Stanford University; Rodney H. Adams Professor in the Departments of Mechanical Engineering, Materials Science and Engineering	Mechanical engineering

Charles Proctor, Ph.D., P.E.	Owner, Proctor Engineering Research & Consulting	Orthopedic implants and devices

Peter Reischl, Ph.D.	Professor, San Jose State University	Electrical engineering, power electronics and controls high frequency energy conversion

Philip Ross	CEO and Director, Cordless Group, UK	Communications technologies and cordless applications

Brian B. Schwartz, Ph.D.	Professor, City University of New York	Physics and material science

Eugene Starr, Ph.D.	Immunological Diagnostics Consultant	Microbiology, immunology, diagnostics

Ian Wells	Independent Consultant	Engineering physics

Michael Zaworotko, Ph.D.	Professor, University of South Florida	Nanotechnology, crystal engineering, x-ray crystallography

Determination of Net Asset Value

We determine the net asset value per share of our common stock quarterly. The net asset value per share of our common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

At December 31, 2004, approximately 60.5% of our total net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors considers valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Employees

As of December 31, 2004, we had 29 employees in our offices. Of these employees, twelve are based in our Plant City, Florida office; four in our Massachusetts office; one in our Texas office; one in our New York office; one in our Maryland office; one in our California office; and nine are based in our United Kingdom offices. We believe our relations with our employees are good.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. Pursuant to the 1940 Act, a BDC must be organized in the United States for the purpose of investing in or lending to private or thinly traded public companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

An eligible portfolio company is generally a U.S. company that is not an investment company and that:

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

The 1940 Act restricts our ability to issue warrants, options or rights to subscribe or to convert to our voting securities. If such securities are to be issued, the proposal must be approved by our stockholders. Our stockholders approved our issuance of warrants to purchase up to 50,000 shares of our common stock, which warrants may be accompanied by our other securities or may not be accompanied by our other securities, at our 2004 annual meeting of stockholders. No further authorization from our stockholders will be solicited by us prior to our issuance of any such warrants.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, the prior approval of the SEC.

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures. We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act.

Income Tax Matters

For federal and state income tax purposes, we are taxed at regular corporate rates on ordinary income and recognize gains on distributions of appreciated property. We are not entitled to the special tax treatment available to BDCs that elect to be treated as regulated investment companies under the Internal Revenue Code because, among other reasons, we do not distribute at least 90% of “investment company taxable income” as required by the Internal Revenue Code for such treatment. Distributions of cash or property by us to our stockholders, if any, will be taxable as dividends only to the extent that we have current or accumulated earnings and profits. Distributions in excess of current or accumulated earnings and profits will be treated first as a return of capital to the extent of the holder’s tax basis and then as gain from the sale or exchange of property.

Competition

The technology-transfer business is highly competitive. We expect that if our investment model proves to be successful, our current competitors in the technology-transfer market may duplicate our strategy and new competitors may enter the market. We compete against other technology-transfer companies, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with our portfolio companies to acquire technologies from universities and government research laboratories. We also compete against large companies that seek to license university-developed technologies for themselves. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition of technology licenses, funding of technology development or marketing to potential portfolio companies.

Risk Factors

Investing in us involves a significant number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risk associated with possible disruption in our operations due to terrorism;

•	future regulatory actions and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and SEC filings.

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc.

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc. As of December 31, 2004, the value of our investment in Circle Group Holdings, Inc. was approximately $6.8 million or 29.4% of our net assets.

We may need to undertake additional financings to meet our growth, operating and/or capital needs.

We anticipate that monetizable revenue from our operations for the foreseeable future may not be sufficient to meet our growth, operating and/or capital requirements. We believe that we currently have the financial resources to meet our operating requirements for the next twelve months. We may however undertake additional equity financings to better enable us to meet our future growth, operating and/or capital requirements. We have no commitments for any financings, and there can be no assurance that any such commitments can be obtained on terms acceptable to us, if at all. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain financing as needed, we may be required to reduce the scope of our growth plans as well as operations, which could have a material adverse effect on us.

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

We invest in development stage companies that our management believes can benefit from our expertise in technology-transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or become obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases further develop new technologies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies, with greater access to, and resources for further development of these new technologies. We may lose our entire investment in any or all of our portfolio companies.

Our portfolio companies depend upon the research and development activities of universities, medical research centers and federal research laboratories, over which neither our portfolio companies nor we have any control.

Our portfolio companies depend upon the research activities of universities, medical research centers and federal research laboratories. Neither we, nor our portfolio companies, have any control over the research activities of universities, medical research centers and federal research laboratories. As neither we, nor our portfolio companies provide supervision of any university, medical research center or federal research laboratories, we cannot warrant that the research will be done properly and that the results, which we may license will be reproducible. In addition, we have no control over what types of research are presented to us by universities, medical research centers and federal research laboratories for evaluation and commercial development. Further, the licenses to technologies that our portfolio companies obtain may be non-exclusive. In the event that we make an investment in an intellectual property acquisition company and we are unable to locate a new technology to be acquired by a portfolio company, we may lose our entire investment.

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

The patents on the technologies that our portfolio companies license may infringe upon the rights of others and patent applications that have been submitted may not be granted.

Many of our portfolio companies rely upon patents to protect the technologies that they license. If the patents on technologies that they license are found to infringe upon the rights of others, or are held to be invalid, then the licenses to such technologies will have little or no value to our portfolio companies. In addition, if a patent licensed by a portfolio company is found to infringe upon the rights of others, the portfolio company may be liable for monetary damages. Our portfolio companies are dependent upon the universities, medical research centers or federal research laboratories to file, secure and protect patents on licensed technologies. In the event that a patent is challenged or violated, our portfolio companies may not have the financial resources to defend the patent either in the preliminary stages of litigation or in court. In addition, if our portfolio companies acquire licenses to technologies with patents pending, we cannot assure you that such patents will be granted.

Our ability to invest in certain private and public companies may be limited in certain circumstances.

As a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Currently, if we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. For a more detailed discussion of the definition of an “eligible portfolio company” and the marginable securities requirement, see the section entitled “Business – Regulation.”

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations. Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with any future administrative position or action taken by the SEC.

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

We may elect not to make an additional investment in a portfolio company in order to limit the size of our investment which is at risk. It is also our policy not to make loans to our portfolio companies that, in the aggregate, exceed 25% of our net assets. Therefore, if a portfolio company requires additional funds to continue operating, and we choose not to make an additional investment, our investment in the portfolio company may decline in value. In addition, to the extent that a portfolio company seeks additional financing from third parties, our ownership interest and control of the portfolio company may be diluted.

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

We are dependent on sales transactions structured as tax-free exchanges to sell our intellectual property acquisition companies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce our ability to sell our intellectual property acquisition companies.

We do not anticipate selling any of our intellectual property acquisition companies, except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell our intellectual property acquisition companies on commercially reasonable terms. If we are unable to successfully sell our intellectual property acquisition companies in a merger transaction, we may lose our investment.

The agreements we have with universities, medical research centers and federal research laboratories do not guarantee that such entities will grant licenses to us for our intellectual property acquisition companies.

The agreements that we have entered into with universities provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, the university, medical research center or federal research laboratory will grant us a license. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology for one of our intellectual property acquisition companies.

We are dependent upon our management’s ability to identify portfolio companies to acquire our intellectual property acquisition companies.

Our investment strategy is based upon selling our intellectual property acquisition companies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by our intellectual property acquisition companies but which may be neither operating nor established. We do not expect to sell any securities of our intellectual property acquisition companies to the public. Therefore, if we fail to identify a portfolio company to acquire an intellectual property acquisition company, our entire investment could be lost.

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

At December 31, 2004, and December 31, 2003, respectively, investments amounting to $13,965,941 or 60.5% of net assets and $7,745,354 or 69.5% of net assets, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in unrealized appreciation (depreciation) of non-controlled affiliate investments.”

Our business depends on key personnel.

We rely on, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman, Clifford M. Gross. Our management team is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities, medical research centers and federal research laboratories to maintain our access to new technologies, and its relationships with companies in the private sector in order to effectuate the sale of our intellectual property acquisition companies.

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

At December 31, 2004, $12,703,649 or 55.0% of our net assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or the American Stock Exchange, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange.

Changes in the law or regulations that govern us could have a material impact on our operation.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us, or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

One of our current stockholders has significant influence over our management and affairs.

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 34% of our common stock as of December 31, 2004. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

Item 2.	Properties

Our principal office is located at 202 S. Wheeler Street, Plant City, Florida. Our lease for approximately 2,700 square feet of office space at that location expires in March 2006.

We also lease office space in Massachusetts, Texas, New York, Maryland, California, Israel and the United Kingdom.

We believe our office space is suitable for our needs for the immediate future.

Item 3.	Legal Proceedings

We may be a party from time to time in certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Computershare Trust Company Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock.

Our shares of common stock trade on the American Stock Exchange (AMEX) under the symbol “UTK”. We had approximately 1,184 stockholders of record at February 2, 2005. The net asset value per share of our common stock at December 31, 2004 was $3.85. The following table reflects the high and low closing prices by quarter for our common stock on the AMEX for 2004 and 2003, as appropriate.

	High	Low
Fiscal year 2004
First quarter	$15.71	$11.00
Second quarter	$17.00	$15.31
Third quarter	$15.56	$13.75
Fourth quarter	$15.32	$14.35
Fiscal year 2003
First quarter	$6.20	$5.50
Second quarter	$8.45	$5.64
Third quarter	$9.25	$8.20
Fourth quarter	$11.10	$9.19

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Income from operations	$7,188,615	$3,805,177	$3,385,335	$4,075,248	$4,576,814
Expenses	5,659,093	3,512,416	3,140,151	2,611,970	1,883,868

Income before income taxes	1,529,522	292,761	245,184	1,463,278	2,692,946
Provision for income taxes	586,800	112,193	91,541	555,298	1,018,334

Net income from operations	942,722	180,568	153,643	907,980	1,674,612
Net realized and unrealized gains (losses)	1,317,362	(704,432)	(2,846,423)	(263,697)	(551,912)

Net increase (decrease) in net assets from operations	$2,260,084	$(523,864)	$(2692,780)	$644,283	1,122,700

Net increase (decrease) in net assets from operations per share:
Basic	$.41	$(.12)	$(.69)	$.17	$.38
Diluted	$.37	$(.12)	$(.69)	$.17	$.38
Weighted average shares:
Basic	5,487,629	4,266,918	3,921,535	3,840,714	2,968,018
Diluted	6,098,537	4,266,918	3,921,535	3,882,914	2,968,720

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Investments at fair value	$13,965,941	$7,745,354	$6,208,090	$9,988,772	$5,949,582
Investments at cost	18,464,518	11,861,995	9,541,631	10,018,959	5,695,788
Cash and cash equivalents	3,785,873	3,704,327	745,926	1,432,473	3,952,280
Short-term investments	5,534,235	—	—	282,284	—
Total assets	25,879,644	12,549,448	7,863,140	12,410,958	10,088,666
Total liabilities	2,786,701	1,397,078	517,083	2,501,518	1,633,664
Net assets	23,092,943	11,152,370	7,346,057	9,909,440	8,455,002
Common stock outstanding at year end	6,003,163	4,790,550	3,925,672	3,915,672	3,782,226

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pursuant to the requirements of the Investment Company Act of 1940 (1940 Act), our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Although the securities of many of our portfolio companies are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin or illiquid market in the security.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

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

General

Our primary investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property, which we refer to as an “intellectual property acquisition company,” for cash and other assets upon the completion of technology-transfer transactions. We seek to achieve our investment objective by creating intellectual property acquisition companies to identify, license and market new technologies invented primarily by universities, medical research centers and federal research laboratories. We intend to sell our intellectual property acquisition companies to privately owned and publicly traded companies (which we refer to as “portfolio companies” or our “investments”) in tax-free stock for stock exchanges. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will, in the course of our business, be sold for cash or other assets to permit us to acquire additional technologies and to fund our operations. We seek to sell our intellectual property acquisition companies into publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity.

To facilitate establishing on-going consulting engagements with our clients, we have developed a strategic alliance process. Our strategic alliances are designed to help technology companies enhance their new product pipeline through the acquisition of proprietary intellectual capital primarily from universities, medical research centers and federal research laboratories. We normally receive unregistered shares of common stock from our clients as payment for the services we render under our strategic alliance consulting engagements. Whenever possible, we will seek to receive cash payments as compensation for our services.

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

Financial Condition

Our total assets were $25,879,644 and our net assets were $23,092,943, an increase of 106% and 107%, respectively at December 31, 2004, compared to $12,549,448 and $11,152,370 at December 31, 2003, respectively.

Our cash, cash equivalents and short-term investments were $9,320,108 at December 31, 2004, compared to $3,704,327 at December 31, 2003.

Net asset value per share increased to $3.85 at December 31, 2004, an increase of 65% as compared to $2.33 at December 31, 2003.

The increase in total assets, net assets and net asset value during 2004 were primarily attributable to:

•	Eleven technology-transfers valued at approximately $5.1 million

•	The sale of certain of our investments for $2.8 million.

•	The issuance of shares of our common stock in private placement transactions, an exempt offering and upon the exercise of stock options and warrants for approximately $10.0 million

•	The use of approximately $4.0 million in cash to fund operations.

•	An increase in deferred tax liability of approximately $1.3 million

Our common shares outstanding as of December 31, 2004, were 6,003,163, compared to 4,790,550 at December 31, 2003. The number of our outstanding common shares increased as a result of the completion of private placement transactions, an exempt offering and upon the exercise of stock options and warrants during the year ended December 31, 2004.

Our financial condition is dependent on a number of factors including our ability to effectuate technology-transfers and the performance of the equity securities that we receive for these transfers. We have invested a substantial portion of its assets in private development stage or start-up companies and thinly traded public companies. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no or a limited history of operations.

At December 31, 2004, $12,703,649 or 91% of our investments consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board, listed on the American Stock Exchange or listed on the Canadian Venture Exchange and $1,262,292 or 9% of our investments consisted of equity securities at fair value in private companies.

At December 31, 2003, $7,661,264 or 99% of our investments consisted of equity securities at fair value in companies whose securities were quoted on the OTC Bulletin Board and $84,090 or 1% of our investments consisted of equity securities at fair value in private companies.

The net increase in the value of publicly traded securities from $7,661,264 to $12,703,649 in 2004, is primarily due to the following events:

•	We exercised warrants to purchase 500,000 shares of common stock of Circle Group Holdings, Inc. for $180,000 with a fair value of approximately $940,000.

•	We entered into twenty new strategic alliance agreements in which we received publicly traded securities valued at approximately $902,000.

•	We completed eleven technology-transfers in which it received publicly traded securities valued at approximately $4.2 million

•	We experienced an overall decrease in the value of our public company securities of $240,000. Our investments can decrease in value due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

A summary of our investment portfolio is as follows:

	December 31,
	2004	2003
Investments, at cost	$18,464,518	$11,816,995
Unrealized depreciation, before income taxes	(4,498,577)	(4,116,641)

Investments, at fair value	$13,965,941	$7,745,354

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital or (5) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that we will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extent in a portfolio company’s successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in its private portfolio companies. However, there can be no assurance that we will have liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

The following table is a summary of our capital investments made in our intellectual property acquisition company during the year ended December 31, 2004:

Capital Investments Made in Intellectual Property Acquisition Company:	Amount
Web Safe Technologies, Inc. (1)	$200,000
Advanced Bioethanol Technologies, Inc. (2)	50,000
Arsenic Removal Technologies, Inc. (3)	55,000
Advanced Cyber Security, Inc. (4)	200,000
Ice Technologies, Inc. (5)	60,800
Ethanol Extraction Technologies, Inc. (6)	55,000
Polymann Technologies, Inc. (7)	165,000
Apple Peel Technologies, Inc. (8)	165,000
Safety Scan Technology, Inc. (9)	70,000
Advanced Flavors & Fragrances, Inc. (10)	130,400

Total	$1,151,200

(1)	Web Safe Technologies, Inc. was acquired by Zkid Network Company in April 2004.

(2)	Advanced Bioethanol Technologies, Inc. was acquired by Xethanol Corporation in June 2004.

(3)	Arsenic Removal Technologies, Inc. was acquired by Hydroflo, Inc. in August 2004.

(4)	Advanced Cyber Security, Inc. was acquired by Manakoa Services Company, Inc. in August 2004.

(5)	Ice Technologies, Inc. was acquired by Power3 Medical Products, Inc. in August 2004.

(6)	Ethanol Extraction Technologies, Inc. was acquired by Xethanol Corporation in September 2004.

(7)	Polymann Technologies, Inc. was acquired by Health Sciences Group, Inc. in October 2004.

(8)	Apple Peel Technologies, Inc. was acquired by Health Sciences Group, Inc. in November 2004.

(9)	Safety Scan Technology, Inc. was acquired by Hydroflo, Inc.

(10)	Advanced Flavors & Fragrances, Inc. was acquired by Bio-Flavorance Technology and Research, Inc.

Of the total capital invested in our intellectual property acquisition companies during the year ended December 31, 2004, $50,000 was expended on research and development costs, $753,700 was expended on license and consulting fees, and $347,500 remained in our intellectual property acquisition companies at the time they were sold to our portfolio companies. All of these items are reflected in the Consolidated Statement of Operations as sales and marketing expenses.

Results of Operations

The principal measure of our financial performance is the “Net increase in net assets from operations” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between our income from technology-transfers, consulting fees, interest, dividends, fees and other income and our operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the fair value of our investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

Income from operations. Income from operations increased 89% to $7,188,615 for the year ended December 31, 2004, from $3,805,177 for the year ended December 31, 2003. The increase in income from operations resulted from completing eleven sales of technology rights, generating an average of $466,500 per transaction in revenue, in 2004 as compared to six sales of technology rights, generating an average of $450,000 per transaction in revenue, in 2003. As described below, we completed eleven sales of technology rights in 2004, in which we received securities and cash valued at $5,130,614, compared to six sales of technology rights in 2003 valued at $2,698,478. We believe the increase in technology-transfer transactions in 2004 as compared to 2003 resulted from the increase in the number of strategic alliance agreements we entered into in 2004.

In 2004, we completed the following technology-transfer transactions:

•	Zkid Network Company in which we received 8,550,000 shares of common stock valued at $0.106 per share,

•	Xethanol Corporation in which we received 200,000 shares of common stock valued at $2.50 per share,

•	HydroFlo, Inc. in which we received 2,823,529 shares of common stock valued at $0.14 per share,

•	Myrmidon Biomaterials, Inc. / Shriners Hospital for Children license transaction in which we received a $38,215 cash payment and 100,000 shares of Myrmidon Biomaterials, Inc. valued at $0.00 per share,

•	Manakoa Services Company in which we received 2,000,000 shares of common stock valued at $0.27 per share,

•	Power3 Medical Products, Inc. in which we received 141,000 shares of common stock valued at $1.06 per share,

•	Xethanol Corporation in which we received 169,230 shares of common stock valued at $2.50 per share,

•	Health Sciences Group, Inc. in which we received 1,160,000 shares of common stock valued at $0.46 per share,

•	Health Sciences Group, Inc. in which we received 1,200,000 shares of common stock valued at $0.46 per share,

•	HydroFlo, Inc. in which we received 3,485,000 shares of common stock valued at $0.13 per share, and

•	Bio-Flavorance Technology and Research, Inc. in which we received 500,000 shares of common stock of BioFlavorance valued at $0.00 per share, 20,000,000 shares of common stock of Uniphyd Corporation valued at $0.026 per share and 175,000 shares of common stock of Sinofresh Healthcare, Inc. valued at $0.13 per share

Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation reports provided by an independent valuation service provider.

Consulting fees increased to $1,980,944 in the year ended December 31, 2004, from $1,086,064 in the year ended December 31, 2003. The increase in the amount of income derived from consulting fees resulted from working with an increased amount of strategic alliance agreements in 2004 as compared to 2003. Of the fees received during 2004, 48% were paid in the form of unregistered shares of common stock in our client; the balance was paid in cash. Of the fees received during 2003, 23% were paid in the form of unregistered shares of common stock in our client; the balance was paid in cash.

Expenses. Total operating expenses for the year ended December 31, 2004, were $5,659,093 consisting of salaries and wages of $1,080,196, professional fees of $559,435, sales and marketing expenses of $2,289,054, and general and administrative expenses of $1,730,408. These expenses compared to the $3,512,416 reported for the year ended December 31, 2003, consisting of salaries and wages of $746,171, professional fees of $734,658, sales and marketing expenses of $817,615, and general and administrative expenses of $1,213,972. The 61% increase in total operating expenses in 2004, was primarily due to greater technology-transfer costs, increased marketing efforts not only for sales but also public and investor relations, increased investment banking fees, an increase in the number of employees and increases in their pay, the cost of an increased marketing effort and the increase in the base salary of our Chief Executive Officer. The 180% increase in sales and marketing expenses was largely due to an increase in the costs associated with acquisition of technologies that we subsequently transferred, including commissions, the travel costs associated with sales personnel fulfilling the additional technology-transfer transactions and strategic alliance agreements, an increase in sales personnel, as well as an increased marketing effort. The 45% increase in salaries and wages reflects an increase in the number of our employees in 2004, as compared to 2003, as well as the increase in the base salary of our Chief Executive Officer. The 24% decrease in professional fees is largely due to the lowered costs of quarterly review fees by our registered public accounting firm as well as additional attorneys’ and other professional fees for work related to specific projects in early 2003, that were not repeated in 2004; which was offset slightly by an increase in the cost of quarterly valuation reports due to the increasing number of investments. The 43% increase in general and administrative costs is largely due to the increased efforts in public and investor relations and other outside services.

Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized gains on investments net of income tax effect amounted to $1,555,576 for the year ended December 31, 2004 and were related to sales of:

Company Name	Number Of Shares	Gain(Loss) On Sale
FullCircle Registry, Inc.	188,500	(85,395)
Circle Group Holdings, Inc.	684,932	1,618,707
Duraswitch Industries, Inc.	34,782	33,226
Innovative Medical Services, Inc.	35,560	(10,962)

		$1,555,576

Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments net of income tax effect amounted to $228,871 for the year ended December 31, 2003, and were related to sales of:

Company Name	Number Of Shares	Gain(Loss) On Sale
Advanced Recycling Sciences, Inc.	9,000	(3,556)
Circle Group Holdings, Inc.	98,250	(116,302)
FullCircle Registry, Inc.	43,000	45,455
Clean Water Technologies, Inc.	20,000	(335)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	228,089	(8,655)
Innovative Medical Services, Inc.	120,000	14,806

		$(228,871)

Changes in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At December 31, 2004, approximately 60.5% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily available market value for the investments in our portfolio, we value all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized depreciation of investments, net of taxes, was $238,214 for the year ended December 31, 2004, compared to net unrealized depreciation, net of taxes, of $475,561 for the year ended December 31, 2003. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the year ended December 31, 2004, and 2003. There were declines in value in 2004 related to our investments in Graphco Holdings Corporation, Rosbon, Inc., Advanced Recycling Sciences, Inc., Voice and Wireless, Inc., FullCircle Registry, Inc., Stealth MediaLabs, Inc., Primapharm Funding Corporation, Prime Pharmaceutical Corporation, Sequiam Corporation, GloTech Industries, Inc. and E Med Future, Inc. However, the decline in value was partially offset by an increase in value in our investments in Circle Group Holdings, Inc., Duraswitch Industries, Inc., Clean Water Technologies, Inc. and Peak Entertainment Holdings, Inc.

Our most significant portfolio investment was in Circle Group Holdings, Inc. at December 31, 2004. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

Circle Group Holdings, Inc. At December 31, 2004, the fair value of our investment in Circle Group was approximately $6.8 million. The fair value of our investment in Circle Group increased by approximately $900,000 for the year ended December 31, 2004. There was a $440,000 increase in value due to the warrants that were exercised for $180,000 with a current value of $940,000; there was also an increase in the fair value per share from $1.41 at December 31, 2003, to $1.88 at December 31, 2004, which totaled $1,500,000. These increases were offset by the sale of 684,932 shares, which decreased the value by $1,040,000. In determining the fair value of our investment in Circle Group, our Board of Directors discounted the public market value of Circle Group’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Our net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of our future performance.

On February 18, 2005, the $0.82 market closing price per share of Circle Group Holdings, Inc. on the American Stock Exchange represented a decrease of 63% from the $2.22 market closing price per share on the American Stock Exchange on December 31, 2004. This decline in the market value of Circle Group Holdings, Inc. may have a material negative impact on UTEK’s financial condition from that reported for the period ended December 31, 2004. Management estimates that, based on the current decline in the market price for Circle Group Holdings, Inc., the Company’s net asset value per share would decrease by approximately $0.39 per share or 10% from the net asset value per share reported at December 31, 2004.

Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

Income from operations. Income from operations increased 12% to $3,805,177 for the year ended December 31, 2003, from $3,385,335 for the year ended December 31, 2002. The increase in income from operations resulted from completing six sales of technology rights, generating an average of $450,000 per transaction in revenue, in 2003, as compared to six sales of technology rights, generating an average of $348,000 per transaction in revenue, in 2002. The increase in technology-transfer income in 2003 was partially offset by a decrease in consulting fees of $178,185 related to strategic alliance agreements. As described below, we completed six sale of technology rights in 2003 in which we received securities valued at $2,698,478, compared to six sales of technology rights in 2002 in which we received securities valued at $2,088,254.

In 2003, we completed the following technology-transfer transactions:

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

Consulting fees decreased to $1,086,064 in the year ended December 31, 2003, from $1,264,349 in the year ended December 31, 2002. The decrease in the amount of income derived from consulting fees resulted from a decrease in the fair value of the securities received for such services in 2003, as compared to 2002. The number of companies for which we provided such services remained relatively constant in 2003. Of the fees received during 2003, 23% were paid in the form of unregistered shares of common stock in our client; the balance was paid in cash. Of the fees received during 2002, 51% were paid in the form of unregistered shares of common stock in our client; the balance was paid in cash.

Expenses. Total operating expenses for the year ended December 31, 2003, were $3,512,416 consisting of salaries and wages of $746,171, professional fees of $734,658, sales and marketing expenses of $817,615, and general and administrative expenses of $1,213,972. These expenses compared to the $3,140,151 reported for the year ended December 31, 2002, consisting of salaries and wages of $762,914, professional fees of $515,164, sales and marketing expenses of $723,962, and general and administrative expenses of $1,138,111. The 12% increase in total operating expenses in 2003, was primarily due to increased professional fees on specific projects during 2003, greater technology-transfer costs, interest expense on our loan, increased investment banking fees, and the cost of an increased marketing effort. The 13% increase in sales and marketing expenses was largely due to an increase in the costs associated with acquisition of technologies that we subsequently transferred. The 2% decrease in salaries and wages reflected a decrease in the number of our employees in 2003, as compared to 2002. The 13% increase in professional fees is largely due to the increased costs associated with reporting and auditing requirements as a result of the Sarbanes-Oxely Act of 2002, as well as additional attorneys’ and other professional fees for work related to specific projects in early 2003, and the increase cost of quarterly valuation reports due to the increasing number of investments. The 7% increase in general and administrative costs is largely due to the interest expense paid during 2003 for a loan obtained by us in May 2003.

Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments net of income tax effect, of approximately 38%, amounted to $228,871 for the year ended December 31, 2003, and were related to sales of:

Company Name	Number Of Shares	Gain (Loss) On Sale
Advanced Recycling Sciences, Inc.	9,000	(3,556)
FullCircle Registry, Inc.	98,250	(116,302)
Circle Group Holdings, Inc.	43,000	45,455
Clean Water Technologies, Inc.	20,000	(335)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	228,089	(8,655)
Innovative Medical Services, Inc.	120,000	14,806

		$(228,871)

Net Realized and Unrealized Gains (Losses) and Income Taxes. Net realized losses on investments net of income tax effect amounted to $773,262 for the year ended December 31, 2002, and were related to sales of:

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

The net unrealized depreciation of investments, net of taxes, was $475,561 for the year ended December 31, 2003, compared to net unrealized depreciation, net of taxes, of $2,073,161 for the year ended December 31, 2002. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the year ended December 31, 2003, and 2002. There were declines in value in 2003, related to our investments in Graphco Holdings Corporation, Rosbon, Inc., Advanced Recycling Sciences, Inc., Voice and Wireless, Inc., FullCircle Registry, Inc., Stealth MediaLabs, Inc., Primapharm Funding Corporation, Prime Pharmaceutical Corporation, Sequiam Corporation, GloTech Industries, Inc. and E Med Future, Inc. However, the decline in value was partially offset by an increase in value in our investments in Circle Group Holdings, Inc. and Duraswitch

Industries, Inc., Clean Water Technologies, Inc. and Peak Entertainment Holdings, Inc. Circle Group Holdings, Inc. had an increase in value of approximately $5.4 million, while Stealth MediaLabs, Inc. and GloTech Industries, Inc. had a total decrease in value of approximately $5.5 million. The remaining investments made up the additional net decline of approximately $375,000.

Our most significant portfolio investment was in Circle Group Holdings, Inc. at December 31, 2003. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

Circle Group Holdings, Inc. At December 31, 2003, the fair value of our investment in Circle Group was approximately $5.9 million. The fair value of our investment in Circle Group increased by approximately $5.4 million for the year ended December 31, 2003. 23 % of the increase in the fair value of our investment in Circle Group resulted from the acquisition of an additional 956,637 shares of its common stock in connection with a technology-transfer transaction. The remaining increase in the fair value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had appreciated by 7.635% in fair value. In determining the fair value of our investment in Circle Group, our Board of Directors discounted the public market value of Circle Group’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Our net realized and unrealized gains (losses) can vary substantially, due to a variety of factors, therefore, current results may or may not be indicative of our future performance.

Liquidity and Capital Resources

Net assets increased 107% to $23,092,943 at December 31, 2004, from $7,346,057 at December 31, 2004. This increase was attributable to eleven technology-transfers valued at approximately $5.1 million, the sale of certain of our investments for $2.8 million, the issuance of shares of our common stock in private placement transactions of $3.5 million, an exempt offering of $3.7 million, the exercise of stock options and warrants for approximately $10.0 million offset partially by the use of approximately $4.0 million in cash to fund operations and an increase in deferred tax liability of approximately $1.3 million.

Our primary source of liquidity and capital for the year ended December 31, 2004, was from the completion of four private placement transactions of our securities and loan proceeds, as described below. Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash. In 2003, 84% of our income from operations was paid in the form of equity securities. Our goal is to monetize the equity stakes we receive in consideration for the technology rights transactions and our consulting services.

The following is a brief discussion of the equity financing transactions that we undertook in 2004:

In January 2004, we issued 407,986 shares of our common stock to certain accredited investors for an aggregate offering pricing of $2,855,903 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction. GunnAllen Financial, Inc. acted as the placement agent in connection with the offering of such shares and received an aggregate commission of $285,590 for its services in connection therewith.

In January 2004, we repaid the loan we obtained in April 2003, by issuing 125,715 shares of our common shares to the lender. The balance owed at the time the shares were issued was $880,000. The shares were issued at an effective value of $7.00 per share.

In April 2004, we issued 100,000 shares of our common stock to certain accredited investors for an aggregate offering pricing of $1,000,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The purchasers of the shares of common stock agreed not to sell or otherwise transfer the shares for a period of one year after the completion of the transaction. GunnAllen Financial, Inc. acted as the placement agent in connection with the offering of such shares and received an aggregate commission of $100,000 for its services in connection therewith.

In September 2004, we completed an exempt offering with an accredited investor of 350,000 shares of our common stock at $12.15 per share. The net proceeds after expenses related to the offering of $581,758 was $3,670,742.

The total net proceeds of all of these transactions after deducting investment banking fees was $7,974,944.

Our cash, cash equivalents and short-term investments were $9,320,108 at December 31, 2004.

The following table shows the funds we generated from the sale of our equity investments and the cost of the equity investments that were sold to generate such funds:

	December 31, 2004	December 31, 2003	December 31, 2002
Funds generated	$2,794,186	$427,676	$1,605,979
Cost of Equity Securities Sold	$300,077	$794,634	$2,821,029

Contractual Obligations

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2004:

Contractual Obligations	Payments due by period
	2005	2006	2007	2008	2009	More than 5 Years
Long-term debt	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Employment contract	300,000	300,000	950,000	-0-	-0-	-0-
Long term leases	110,020	72,594	47,134	47,134	47,134	3,535

Total	$410,020	$372,594	$997,134	$47,134	$47,134	$3,535

Recent Developments

In January 2005, we acquired 100% of the outstanding shares of INTRA-DMS, Ltd., an intellectual property software company based in Rishon Letzion, Israel. We issued $300,000 of our unregistered common stock to acquire all of the outstanding shares of INTRA-DMS, Ltd. The shares issued are restricted from trading for 12-months following the transaction. As one of our wholly-owned subsidiaries, INTRA-DMS, Ltd. will be known as UTEKip, Ltd.

Circle Group Holdings, Inc. represented 29.4% of our net assets at the quarter ended December 31, 2005. On February 18, 2005, the $0.82 market closing price per share of Circle Group Holdings, Inc. on the American Stock Exchange represented a decrease of 63% from the $2.22 market closing price per share on the American Stock Exchange on December 31, 2004. This decline in the market value of Circle Group Holdings, Inc. may have a material negative impact on UTEK’s financial condition from that reported for the period ended December 31, 2004. Management estimates that, based on the current decline in the market price for Circle Group Holdings, Inc., the Company’s net asset value per share would decrease by approximately $0.39 per share or 10% from the net asset value per share reported at December 31, 2004.

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

UTEK CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors

UTEK Corporation and Subsidiaries

Plant City, Florida

We have audited the accompanying consolidated statement of net assets of UTEK Corporation and Subsidiaries, including the schedule of investments, as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and changes in net assets, for the years then ended. These financial statements are the responsibility of the management of UTEK Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UTEK Corporation and Subsidiaries as of December 31, 2004 and 2003 and the results of its operations, its cash flows and the changes in net assets for the years then ended in conformity with United States generally accepted accounting principles.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

February 18, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

UTEK Corporation

We have audited the accompanying consolidated balance sheet of UTEK Corporation, including the schedules of investments, as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in net assets for the period ended December 31, 2002, and selected per share data and ratios for each of the three years in the period ended December 31, 2002. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the physical inspection of securities owned as of December 31, 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of UTEK Corporation at December 31, 2002, and the consolidated results of its operations, its cash flows and changes in net assets for the period ended December 31, 2002, and the selected per share data and ratios for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida

February 19, 2003

    except for Note 12 as to which

    the date is March 20, 2003

UTEK Corporation

Consolidated Statement of Net Assets

	December 31, 2004	December 31, 2003
ASSETS
Investments in non-controlled affiliates (cost $18,464,517 and $11,861,995 at December 31, 2004 and December 31, 2003, respectively)	$13,965,941	$7,745,354
Cash and cash equivalents	3,785,873	3,704,327
Short-term investments	5,534,235	—
Accounts receivable, net of allowance for bad debt	189,888	177,138
Prepaid expenses and other assets	263,203	200,353
Deferred tax asset	—	67,075
Fixed assets, net	410,440	44,279
Goodwill	1,517,922	523,807
Intangible assets	212,142	87,115

TOTAL ASSETS	25,879,644	12,549,448

LIABILITIES
Notes payable	—	847,890
Accrued expenses	683,272	187,897
Deferred revenue	788,888	361,291
Deferred tax liability	1,314,541	—

TOTAL LIABILITIES	2,786,701	1,397,078

NET ASSETS	$23,092,943	$11,152,370

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 6,003,163 shares issued and outstanding at December 31, 2004 and 4,790,550 shares issued and outstanding at December 31, 2003	$60,032	$47,906
Common stock subscribed	—	388,412
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	20,959,242	10,943,549
Accumulated income:
Accumulated net operating income	4,246,227	3,303,505
Net realized gain (loss) on investments, net of income taxes	490,580	(1,064,996)
Net unrealized depreciation of investments, net of deferred income taxes	(2,805,763)	(2,567,549)
Foreign currency translation adjustment	142,625	101,543

Net assets	$23,092,943	$11,152,370

Net asset value per share	$3.85	$2.33

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

	Year ended December 31
	2004	2003	2002
Income from operations:
Sale of technology rights	$5,130,614	$2,698,478	$2,088,254
Consulting and other services	1,980,944	1,086,064	1,264,249
Investment income, net	77,057	20,635	32,832

	7,188,615	3,805,177	3,385,335

Expenses:
Salaries and wages	1,080,196	746,171	762,914
Professional fees	559,435	734,658	515,164
Sales and marketing	2,289,054	817,615	723,962
General and administrative	1,730,408	1,213,972	1,138,111

	5,659,093	3,512,416	3,140,151

Income before income taxes	1,529,522	292,761	245,184
Provision for income taxes	586,800	112,193	91,541

Net income from operations	942,722	180,568	153,643

Net realized and unrealized gains (losses):
Net realized gains (losses) on investments, net of income tax benefit of $938,534, $138,085 and $466,536 for 2004, 2003 and 2002, respectively	1,555,576	(228,871)	(773,262)
Change in net unrealized depreciation of non-controlled affiliate investments, net of deferred tax benefit of $(143,723), $(286,772) and $(1,250,811) for 2004, 2003 and 2002 respectively	(238,214)	(475,561)	(2,073,161)

Net increase (decrease) in net assets from operations	$2,260,084	$(523,864)	$(2,692,780)

Net increase (decrease) in net assets from operations per share:
Basic	$.41	$(.12)	$(.69)
Diluted	$.37	$(.12)	$(.69)
Weighted average shares:
Basic	5,487,629	4,266,918	3,921,535
Diluted	6,098,537	4,266,918	3,921,535

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
Operating Activities:
Net increase (decrease) in net assets from operations	$2,260,084	$(523,864)	$(2,692,780)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:

Change in net unrealized depreciation of investments	(381,935)	783,100	3,415,355
Depreciation and amortization	53,228	41,284	36,681
(Gain) loss on sale of investments	(2,494,110)	366,957	1,215,050
Deferred income taxes	1,381,616	(312,664)	(1,642,398)

Investment securities received in connection with the sale of technology rights	(5,092,399)	(2,698,478)	(2,200,254)
Consulting and other services rendered in exchange for investment securities	(256,807)	(266,610)	(633,420)
Changes in operating assets and liabilities:
Accounts receivable	74,389
Prepaid expenses and other assets	(92,694)	(32,832)	(162,098)
Deferred revenue	(96,505)	83,656	32,332
Accrued expenses	397,088	60,950	36,822
Income taxes payable	—	(16,781)	16,781

Net cash provided by (used by) operating activities	(4,248,045)	(2,515,282)	(2,577,929)

Investing Activities:
Proceeds received on sale of investments	2,794,186	427,636	1,888,263
Purchase of investments	(5,964,235)	—	(50,000)
Purchases of fixed assets	(79,855)	(44,130)	(5,378)
Cash acquired in acquisitions	30,188	—	—

Net cash provided by (used by) investing activities	(3,219,716)	383,506	1,832,885

Financing Activities:
Net proceeds from issuance of common stock	7,770,517	4,281,669	—
Net proceeds from issuance of debt	—	760,000	—
Payments on bank debt	(262,292)	—	—

Net cash provided by (used by) financing activities	7,508,225	5,041,669	—

Foreign currency translation adjustment	41,082	48,508	58,497

Increase (decrease) in cash and cash equivalents	81,546	2,958,401	(686,547)

Cash and cash equivalents at beginning of period	3,704,327	745,926	1,432,473

Cash and cash equivalents at end of period	$3,785,873	$3,704,327	$745,926

Supplemental Disclosures of Non-Cash Investing Activities

Acquisition of Techex Acquisition Corporation	$—	$—	$70,900
125,715 Shares of Common Stock Issued in Settlement of Note Payable	$847,890	$—	$—

The company purchased all of the capital stock of UTEK-EKMS, Inc. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	572,030
Consideration given	300,000

Liabilities assumed	272,300
The company purchased all of the capital stock of Pharma-Transfer, Ltd, for $435,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	674,129
Consideration given	435,000

Liabilities assumed	239,129
The company purchased all of the capital stock of ABM of Tampa Bay, Inc. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	300,000
Consideration given	300,000

Liabilities assumed	0

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

	Year ended December 31
	2004	2003	2002
Changes in net assets from operations:
Net income from operations	$942,722	$180,568	$153,643
Net realized gain (loss) on sale of investments, net of related income taxes	1,555,576	(228,871)	(773,262)
Change in net unrealized depreciation of investments, net of related deferred taxes (benefit)	(238,214)	(475,561)	(2,073,161)

Net increase (decrease) in net assets from operations	2,260,084	(523,864)	(2,692,780)

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of common stock), net of offering costs of $935,758 and $449,030 for the year ended December 31, 2004 and 2003, respectively	8,604,407	4,281,669	—
Common stock issued in acquisition of Techex Acquisition Corporation	—	—	70,900
Common stock issued in acquisition of UTEK-EKMS, Inc.	300,000	—	—
Common stock issued in acquisition of Pharma Transfer, Ltd.	435,000	—	—
Common stock issued in acquisition of ABM of Tampa Bay, Inc.	300,000	—	—

Net increase in net assets from stock transactions	9,639,407	4,281,669	70,900

Foreign currency translation adjustment	41,082	48,508	58,497

Net increase (decrease) in net assets	11,940,573	3,806,313	(2,563,383)
Net assets at beginning of year	11,152,370	7,346,057	9,909,440

Net assets at end of year	$23,092,943	$11,152,370	$7,346,057

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2004

Shares	Date of Acquisition		Original Cost	Fair Value
		Common stock in non-controlled affiliates—60.5% of our net assets
3,615,705	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), listed on the American Stock Exchange, — 29.4% our net assets; digital design and consulting	851,527	6,797,526
2,460,000	3/04	Health Sciences Group, Inc., publicly traded over the counter, — 5.1% of our net assets; nutraceutical, pharmaceutical, and cosmeceutical products	1,168,826	1,180,800
2,550,000	4/04	Manakoa Services Company, publicly traded over the counter, — 5.0% of our net assets; risk management and continuity planning	831,520	1,147,500
432,387	4/04	Xethanol Corporation., privately held,— 4.7% of our net assets; developer of bioethanol products	1,043,075	1,080,968
6,708,529	4/04	HydroFlo Corporation, publicly traded over the counter, — 4.4% of our net assets; business development company	923,944	1,006,279
20,550,000	9/04	Uniphyd, publicly traded over the counter — 2.3% of our net assets; develops and operates managed care plans	588,568	534,300
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 2.0% of our net assets; manufacturer of needle destruction device	684,909	462,240
9,255,882	2/04	Zkid Network Company, publicly traded over the counter, — 1.3% of our net assets; developer of proprietary software	984,437	305,444
80,000	11/04	GreenWorks Corporation, publicly traded over the counter, — 0.7% of our net assets; environmental engineering and brownfield development	84,660	155,200
500,000	3/04	Swiss Medica, Inc., publicly traded over the counter, — 0.6% of our net assets; developer of bioscience products	79,628	140,000
221,033	4/04	Power3 Medical Products, Inc., publicly traded over the counter —.6% of our net assets; developer of healthcare products	223,984	130,410
120,000	11/04	Xeminex Macedonia Ltd. privately held — 0.5% of our net assets; developer of cost effective technologies for the extraction of metals and minerals from ores and industrial wastes	120,000	120,000
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 0.5% of our net assets; developer of biological authentication and biometrics technologies	185,726	116,100
129,730	10/04	Pacific Biometrics, Inc., publicly traded over the counter — 0.5% of our net assets; specialty central laboratory services	83,796	105,081
20,668	2/04	Telkonet, Inc., publicly traded over the counter, — 0.4% of our net assets; networking and internetworking products	39,110	87,632
175,000	11/04	SinoFresh Healthcare, Inc., publicly traded over the counter — 0.4% of our net assets; developer and marketer of innovative therapies to treat inflammatory and infectious diseases	101,500	87,500
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 0.3% of our net assets; operator of digital display monitor networks	125,179	76,300
720,637	4/03	Intra-Asia Entertainment Corp. (formerly GloTech Industries, Inc.), publicly traded over the counter, — 0.3% of our net assets; developer of lighted technology devices	1,607,494	64,857

Shares	Date of Acquisition		Original Cost	Fair Value
150	11/99	Rosbon, LLC, privately held — 0.3% of our net assets; real estate development	90,705	61,324
204,080	3/04	eFoodSafety.com, Inc., publicly traded over the counter, — 0.3% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	68,005	61,224
36,923	9/04	Material Technologies, Inc., publicly traded over the counter — 0.2% of our net assets; research and development of metal fatigue detection	78,672	50,585
56,916	7/04	eLinear, Inc., publicly traded on the American Stock Exchange — 0.2% of our net assets; technology solutions provider of security	54,424	49,517
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter — 0.2% of our net assets; environmental services.	568,006	39,392
29,999	7/04	INyX, Inc., publicly traded over the counter — 0.1% of our net assets; aerosol drug delivery technologies	19,813	29,399
750,000	10/04	U.S. Wireless Online, Inc., publicly traded over the counter — 0.1% of our net assets; wireless internet broadband networks	66,000	24,750
295,500	7/04	Veridium Corp., publicly traded over the counter — 0.1% of our net assets; environmental services business	69,032	14,775
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange, — 0.1% of our net assets; developer of consumer and healthcare products	25,657	13,333
200,000	6/02	FullCircle Registry, Inc., publicly traded over the counter, —0.1% of our net assets; developer of emergency information technology	168,192	12,000
14,796	1/04	GeneThera, Inc., publicly traded over the counter, — 0.1% of our net assets; molecular biotechnology products	36,014	10,505
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter — 0.1% of our net assets; telecom, educational internet service	12,028	1,000

		Investments with $0 fair value - See schedule below	7,480,087	—

		TOTAL INVESTMENTS—60.5%	$18,464,518	$13,965,941

		Cash and other assets, less liabilities—39.5%		9,127,002

		Net assets at December 31, 2004—100%		$23,092,943

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2004, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., HydroFLo Corporation and Primapharm Funding Corporation.

•	Schedule of Investments with $0 Fair Value at December 31, 2004

Shares	Date of Acquisition		Original Cost	Fair Value
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
63,193	3/01	Provision Operation Systems, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter — 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held — 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held — 0% of our net assets; intellectual property development	413,617	—
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
633,750	2/02	Mixed Entertainment, Inc. (formerly Voice & Wireless Corporation), publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; developer of energy technology	14,040	—
3,871	12/03	Assuretec Holdings, Inc., privately held — 0% of our net assets; security solutions to automate, manage and authenticate identification documents	15,029	—
100,000	8/04	Myrmidon Biomaterials, Inc., privately held — 0.0% of our net assets; commercialize a proprietary biomaterial	—	—
500,000	12/04	Bioflavorance Technology and Research, Inc., privately held — 0.0% of our net assets; develops, manufactures and markets flavors and fragrances	—	—

			$7,480,087	$—

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2003

Shares	Date of Acquisition		Original Cost	Fair Value
		Common stock in non-controlled affiliates — 69.5% of our net assets
3,800,637	1/02	Circle Group Holdings, Inc. (formerly Circle Group Internet, Inc.), publicly traded over the counter, — 53.0% of our net assets; digital design and consulting	753,719	$5,908,898
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 6.1% of our net assets; manufacturer of needle destruction device	685,591	680,520
3,198,571	4/03	GloTech Industries, Inc., publicly traded over the counter, — 5.2% of our net assets; developer of lighted technology devices	1,554,218	575,743
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 1.5% of our net assets; operator of digital display monitor networks	168,950	168,950
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 1.4% of our net assets; developer of biological authentication and biometrics technologies	181,887	154,800
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter — 1.0% of our net assets; environmental services.	568,006	115,294
150	11/99	Rosbon, LLC, privately held — .5% of our net assets; real estate development	90,705	55,290
34,782	1/03	Duraswitch Industries, Inc., publicly traded over the counter, — 0.3% of our net assets; developer of electronic switch technologies	29,031	39,999
240,000	12/03	Assuretec Holdings, Inc., privately held, — 0.3% of our net assets; security solutions to automate, manage and authenticate identification documents	28,800	28,800
388,500	6/02	FullCircle Registry, Inc., publicly traded over the counter, — 0.1% of our net assets; developer of emergency information technology	324,002	15,540
4,000	11/01	Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.), publicly traded over the counter —.1% of our net assets; telecom, educational internet service	12,028	1,520

		Investments with $0 fair value - See schedule below	7,465,058	—

		TOTAL INVESTMENTS — 69.5%	11,861,995	7,745,354

		Cash and other assets, less liabilities — 30.5%		3,407,016

		Net assets at December 31, 2003 — 100%		$11,152,370

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2003, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., Circle Group Holdings, Inc., GloTech Industries, Inc. and Primapharm Funding Corporation.

•	Schedule of Investments with $0 Fair Value at December 31, 2003

Shares	Date of Acquisition		Original Cost	Fair Value
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
236,000	3/01	Lexon, Inc., publicly traded over the counter — 0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc., publicly traded over the counter — 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held — 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held — 0% of our net assets; intellectual property development	413,617	—
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
633,750	2/02	Voice and Wireless Corporation, publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; developer of energy technology	14,040	—

			$7,465,058	$—

See accompanying notes

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

The Company

UTEK Corporation is a market-driven technology-transfer business that assists clients in identifying and acquiring technologies from universities, medical research centers and federal research laboratories. We create value for universities and laboratory research centers by facilitating the transfer of their intellectual capital to commercial clients. Our client-companies benefit from having the opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

Our business model generally involves two steps:

•	First, we form a strategic alliance with our clients to learn about their technology needs and to identify new discoveries that they may seek to acquire.

•	Second, we empower our client-companies to acquire these technology license rights from us in exchange for stock or cash.

The implementation of the Company business model creates a unique opportunity for our client-companies to grow and expand their intellectual capital. We call this process U2B®.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

The Company commenced operations in 1997, as UTEK Corporation (“UTEK Florida”), which was incorporated under the laws of the State of Florida in August 1996. UTEK Florida was engaged in the business of technology-transfer. On December 31, 1998, we formed UTEK, LLC, a limited liability company organized under the laws of the State of Florida. Subsequent thereto, the shareholders of UTEK Florida exchanged their shares of common stock for membership units in UTEK, LLC. In July 1999, we formed UTEK Corporation under the laws of the State of Delaware and in October 1999, UTEK LLC was merged into UTEK Corporation. In October 2000, we conducted an initial public offering of our shares of common stock in which 1,000,000 shares of our common stock were sold by us at a price of $6.00 per share.

In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of UTEK-Pax Ltd. (formerly Pax Technology Transfer Ltd), a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK Corporation acquired 100% of the outstanding common stock of TechEx Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx owned the TechEx.com website. The TechEx.com website, founded at Yale University, is used by many technology-transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. The financial position and results of operation of UTEK-Pax Ltd. (formerly Pax Technology Transfer Ltd.) and TechEx have been consolidated into the financial position and results of operation of UTEK Corporation since the dates of their respective acquisition.

In November 2003, UTEK Corporation acquired the UVentures.com website and certain other intellectual property assets from UVentures, Inc., an innovative Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations.

In November 2004, UTEK Corporation acquired the assets of EKMS, Inc., an intellectual property management firm. UTEK Corporation purchased the assets of EKMS, Inc. through the acquisition of all of the outstanding shares of common stock of UTEK-EKMS, Inc., a wholly-owned subsidiary of EKMS, Inc., in a tax-free stock-for-stock exchange. EKMS, Inc. was founded in 1986, and provides technical and business expertise to help companies identify, assess, protect and leverage IP assets to enhance market leadership and profitability.

In December 2004, we acquired the business and assets of Pharma-Transfer, Ltd., a U.K. based pharmaceutical research firm, in a stock transaction. The Pharma-Transfer.com website tracks the research and development efforts of leading universities, research institutions and life science companies in order to locate and deliver advanced technology acquisition opportunities to corporate subscribers in the pharmaceutical industry.

In December 2004, UTEK Corporation acquired 100% of the outstanding common stock of ABM of Tampa Bay, Inc. in a stock for stock transaction. ABM of Tampa Bay, Inc. owned a piece of vacant land located in Tampa, Florida

As a BDC, we must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed portfolio companies.

The Company invests in portfolio companies that management believes are positioned to benefit from the acquisition of new technology. The Company investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities, medical research centers and federal research laboratories. The Company offers to provide portfolio companies with managerial assistance primarily related to technology-transfer. Technology-transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company may also make additional investments to fund continued research and development of the acquired technologies on behalf of its portfolio companies.

Usually we have executed or will execute our investments in portfolio companies through the creation and capitalization of a new company, which we refer to as an intellectual property acquisition company, to acquire a new technology. We will then seek to sell such intellectual property acquisition company to a company in a non-taxable exchange of shares. In connection with such transaction, we receive shares of common stock in the company (which company then becomes the portfolio company) in exchange for the securities of our intellectual property acquisition company. In addition to holding a license to a new technology, our intellectual property acquisition company may also hold cash and other assets. The companies with which we engage in such transactions frequently have little or no prior operating history.

To establish on-going consulting engagements with its clients, the Company has also developed a strategic alliance arrangement. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities, medical research centers and federal research laboratories. Some of our strategic alliance clients engage us to license their existing proprietary technologies.

Principles of Consolidation

The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Wholly-owned intellectual property acquisition companies used to acquire new technologies are consolidated with the Company prior to exchange of their shares with a portfolio company.

Short-term Investments

The company invests excess cash in a number of CD’s and US Treasury bills. These investments normally have 3 month to 2 year maturities and do not qualify as cash or cash equivalents.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was $62,705 and $4,639 for the years ended December 31, 2004, and 2003, respectively.

Impairment of Long-lived Assets

We account for long-lived asset impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets”. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized. SFAS 144 was adopted on January 1, 2002. Prior to SFAS 144’s adoption, we accounted for impairments under Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Goodwill

Goodwill is the excess cost over the fair value of net identifiable assets acquired relating to the September 2001 acquisition of UTEK-PAX, Ltd. (formerly known as Pax Technology Transfer, Ltd.), the November 2004 acquisition of UTEK-EKMS, Inc., and the December 2004 acquisition of Pharma-Transfer, Ltd. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and, as a result, the related goodwill is not being amortized. Goodwill is reviewed for possible impairment at least annually or more upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. During the year ended December 31, 2004, the Company determined that there was no impairment in the value of goodwill.

Changes in the carrying amount of Goodwill during 2004, are summarized in the following table:

	For the year ended December 31, 2004	For the year ended December 31, 2003
Beginning balance UTEK-PAX, Ltd.	$523,807	$472,519
Currency exchange adjustment – UTEK–PAX, Ltd.	38,694	51,288
Goodwill relating to UTEK-EKMS, Inc. purchase	426,869	—
Goodwill relating to Pharma-Transfer, Ltd. purchase	528,553	—

Ending balance	$1,517,922	$523,807

Intangible Assets

Other intangible assets include the website relating to the May 2002 acquisition of TechEx.com, the November 2003 acquisition of UVentures.com websites, the November 2004 acquisition of the UTEK-EKMS, Inc. website and the software of The Metrics Group, a wholly owned subsidiary of UTEK-EKMS, Inc. Accumulated amortization was $47,021 and $22,452 at December 31, 2004 and 2003 respectively. The software is being amortized over five years. At each balance sheet date, we evaluate the value of intangible assets for impairment. Based upon its most recent analysis, the Company believes that no impairment of intangible assets exists at December 31, 2004.

Segment Disclosures

Management considers the Company as operating in only one segment, the transfer of new technologies. Two wholly-owned subsidiaries of UTEK Corporation have assets in the United Kingdom, however, the assets and operations are not significant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Non Controlled Affiliates

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

Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at December 31, 2004, and December 31, 2003, (60.5% and 69.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company use the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock provided by the Company’s clients in exchange for both strategic alliance services and technology-transfer transactions are recorded at fair value on the day that the transactions are executed. The certificates are received subsequent to the transaction date.

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

Revenue Recognition

Sale Of Technology Rights

The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our intellectual property acquisition companies with companies (which companies then become our portfolio companies). The Company record revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

Consulting and Other Services

In addition to technology-transfer transactions, we offer strategic alliance consulting services. A method of technology transfer already being used by UTEK–Pax Ltd. (formerly Pax Technology Transfer Ltd), strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company or cash. These agreements are cancelable at any time.

Revenues from strategic alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value as determined by the Board of Directors. In some cases the Company is paid a fee in connection with a technology-transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

The Company’s consolidated subsidiaries, UTEK–Pax Ltd. (formerly Pax Technology Transfer Ltd.) and UTEK-EKMS, Inc., derive their revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is recognized ratably over the term of the contract, typically ninety days. These contracts are generally paid in the form of cash.

Revenue from the sale of subscriptions to the TechEx.com, UVentures.com and Pharma-Tranfer.com websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2004. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property, plant and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Stock-Based Compensation

At December 31, 2004, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Amended and Restated Stock Option Plan and UTEK Corporation Amended and Restated Non- Qualified Stock Option Plan. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

	Year ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net increase (decrease) in net assets from operations:
As reported	$2,260,084	$(523,864)	$(2,692,780)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(223,884)	(292,719)	(247,457)

Pro forma	$2,036,200	$(816,583)	$(2,940,237)
Net increase (decrease) in net assets from operations per share – Basic:
As reported	$.41	$(.12)	$(.69)
Pro forma	$.37	$(.19)	$(.75)
Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$.39	$(.12)	$(.69)
Pro forma	$.37	$(.19)	$(.75)

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The fair value of financial instruments approximates the carrying value based on available market information. The Company invests its excess available funds primarily in U.S. Government-backed securities. The Company’s customers are typically located in the United States and the United Kingdom.

Foreign currency translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at the end of each reporting period. Revenues and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in the Consolidated Statement of Net Assets under the caption “Foreign currency translation adjustment.”

Impact of Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt SFAS 146 for any disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on the Company’s financial statements and results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS 123” (SFAS 148). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123. Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company is currently reviewing the impact of SFAS 148 on its financial statements. Management does not expect the adoption of SFAS 148 to have a material impact on the Company’s financial statements and results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company’s fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company’s first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. Management does not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. Management does not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This standard is effective for the company as of July 1, 2005. Management has not completed their evaluation of the effect of these new rules on future statements. There is no undisclosed effect from these rules on these financial statements.

2.	Investments in Non Controlled Affiliates

Equity securities at December 31, 2004, and December 31, 2003, (60.5% and 69.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

As of December 31, 2004, and December 31, 2003, the Company had established two and four intellectual property acquisition companies, respectively, which had $-0- net assets.

On January 11, 2002, the Company entered into a strategic alliance agreement with Circle Group Holdings, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. As of December 31, 2004, the Company has recognized consulting fees to date relating to 48,000 shares. The strategic alliance was renewed in February 2003.

On January 21, 2002, the Company received 114,276 unregistered shares of Group Management Corporation’s, (now known as Silver Screen Studios, Inc.) common stock in connection with a strategic alliance agreement. As of December 31, 2004, the Company has recognized consulting fees to date related to 47,615 shares. The strategic alliance was cancelled in June 2002 and 66,661 shares were returned to Group Management Corporation, (now known as Silver Screen Studios, Inc.).

On February 11, 2002, the Company entered into a strategic alliance agreement with Voice and Wireless Corporation, (now known as Mixed Entertainment, Inc). The agreement provides for a total of 540,000 unregistered shares of Voice and Wireless Corporation’s, (now known as Mixed Entertainment, Inc). common stock to be distributed to the Company pro rata during the term of the agreement. The Company has recognized consulting fees to date related to 315,000 shares. The strategic alliance was cancelled in August 2002.

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

On May 7, 2002, the Company sold its Digital Image Enhancement Technologies, Inc. intellectual property acquisition company to ClearImage, Inc. (formerly Image Analysis, Inc.) for 465,000 unregistered shares of ClearImage, Inc.’s common stock in a non-taxable exchange.

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

On January 15, 2003, the company received 83,478 unregistered shares of common stock from Duraswitch Industries, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 34,782 shares. The strategic alliance was cancelled in June 2003, and unvested 48,696 shares were returned to Duraswitch Industries, Inc.

On February 5, 2003, the company entered into a strategic alliance agreement with Circle Group Holdings, Inc. The agreement provides for a total of 48,000 unregistered shares of Circle Group Holdings, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The company has recognized to date consulting fees relating to 44,000 unregistered shares of Circle Group Holdings, Inc. The agreement was cancelled on January 2, 2004.

On March 4, 2003, Peak Entertainment Holdings, Inc. (formerly Palladium Communications, Inc.) completed a 100 for 1 reverse split, which reduced the number of shares the company hold to 4,000 from 400,000 shares.

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

On April 11, 2003, the company received 68,571 unregistered shares of common stock from GloTech Industries, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 68,571 shares.

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

On January 26, 2004, the company received 30,000 unregistered shares of common stock from GeneThera, Inc. in a strategic alliance agreement. The strategic alliance was cancelled in October 2004 and at the request of GeneThera, Inc. 15,204 shares were returned to GeneThera, Inc.

On February 17, 2004, the company received 705,882 unregistered shares of common stock from ZKid Network Company in a strategic alliance agreement. The company has recognized consulting fees to date relating to 634,883 shares.

On February 18, 2004, the company received 38,585 unregistered shares of common stock from Telkonet, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 20,668 shares. The strategic alliance was cancelled in July 2004, and 17,917 shares were returned to Telkonet, Inc.

On March 12, 2004, the company received 100,000 unregistered shares of common stock from Health Sciences Group, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 83,330 shares.

On March 29, 2004, the company received 200,000 unregistered shares of common stock from Swiss Medica, Inc. in a six-month strategic alliance agreement. The company has recognized consulting fees to date relating to 200,000 shares.

On March 30, 2004, the company entered into a strategic alliance agreement with eFoodSafety.com, Inc. The agreement provides for a total of 244,987 unregistered shares of eFoodSafety.com, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The company has received 204,080 and recognized to date consulting fees in relation to 190,709 unregistered shares of eFoodSafety.com, Inc.

On April 1, 2004, the company received 63,157 unregistered shares of common stock from Xethanol Corporation in a strategic alliance agreement. The company has recognized consulting fees to date relating to 47,367 shares.

On April 5, 2004, the company received 150,000 unregistered shares of common stock from Manakoa Services Company in a strategic alliance agreement. The company has recognized consulting fees to date relating to 110,416 shares.

On April 16, 2004, the company received 240,000 unregistered shares of common stock from Power3 Medical Products, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 80,000 shares. The strategic alliance was cancelled in August 2004 and 160,000 shares were returned to Power3 Medical Products, Inc.

On April 23, 2004, the company received 133,333 unregistered shares of common stock from The Jenex Corporation in a four-month strategic alliance agreement. The company has recognized consulting fees to date relating to 133,333 shares.

On April 28, 2004, the company received 400,000 unregistered shares of common stock from HydroFlo Corporation in a strategic alliance agreement. The company has recognized consulting fees to date relating to 268,886 shares.

On April 30, 2004, the company sold its Web Safe Technologies, Inc. intellectual property acquisition company to Xethanol Corporation for 9,550,000 unregistered shares of Zkid Network Company’s common stock in a non-taxable exchange.

On May 27, 2004, the company entered into a strategic alliance agreement with eLinear, Inc. The agreement provides for a monthly fee of $10,000 per month of unregistered shares of eLinear, Inc. common stock to be distributed to the Company during the term of the agreement. The company has received 56,916 and recognized to date consulting fees in relation to 56,916 unregistered shares of eLinear, Inc.

On June 25, 2004, the company sold its Advanced Bioethanol Technologies, Inc. intellectual property acquisition company to Xethanol Corporation for 200,000 unregistered shares of Xethanol Corporation’s common stock in a non-taxable exchange.

On July 1, 2004, the company entered into a strategic alliance agreement with INyX, Inc. The agreement provides for a total of 126,316 unregistered shares of INyX, Inc. common stock to be distributed to the Company pro rata during the term of the agreement. The company has received 31,578 and recognized to date consulting fees in relation to 31,578 unregistered shares of INyX, Inc. The agreement was cancelled on October 1, 2004.

On July 8, 2004, the company received 300,000 unregistered shares of common stock from Veridium Corporation in a strategic alliance agreement. The company has recognized consulting fees to date relating to 173,000 shares.

On August 2, 2004, the company sold its Arsenic Removal Technologies, Inc. intellectual property acquisition company to Hydroflo, Inc. for 2,823,529 unregistered shares of Hydroflo, Inc.’s common stock in a non-taxable exchange.

On August 2, 2004, the company under contract with the Shriners Hospitals for Children assisted the Shriners Hospitals for Children in transferring a tendon replacement technology it had developed and patented to Crystal

Point Partners. For part of its consideration for its assistance in the transfer, the company received 50% of the upfront consideration from the license agreement with Shriners Hospitals for Children and Myrmidon Biomaterials, Inc., which included 100,000 unregistered shares of common stock from Myrmidon Biomaterials, Inc.

On August 5, 2004, the company sold its Advanced Cyber Security, Inc. intellectual property acquisition company to Manakoa Services Company for 1,900,000 unregistered shares of Manakoa Services Company’s common stock in a non-taxable exchange.

On August 10, 2004, the company sold its Ice Technologies, Inc. intellectual property acquisition company to Power3 Medical, Inc. for 141,000 unregistered shares of Power3 Medical Products, Inc.’s common stock in a non-taxable exchange.

On September 27, 2004, the company received 36,923 unregistered shares of common stock from Material Technologies, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 9,638 shares.

On September 28, 2004, the company received 300,000 unregistered shares of common stock from Uniphyd Corporation in a strategic alliance agreement with Global Fasteners, Inc. In October 2004, the company received an additional 250,000 shares due to a significant decrease in the value of Uniphyd Corporation. The company has recognized consulting fees to date relating to 139,999 shares.

On September 30, 2004, the company received 129,730 unregistered shares of common stock from Pacific Biometrics, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 32,430 shares.

On October 1, 2004, the company received 300,000 unregistered shares of common stock from Swiss Medica, Inc. renewing their six-month strategic alliance agreement. The company has recognized consulting fees to date relating to 150,000 shares.

On October 17, 2004, the company received 750,000 unregistered shares of common stock from US Wireless Online, Inc. in a strategic alliance agreement. The company has recognized consulting fees to date relating to 150,000 shares.

On October 25, 2004, the company sold its Polyman Technologies, Inc. intellectual property acquisition company to Health Sciences Group, Inc. for 1,160,000 unregistered shares of Health Sciences Group, Inc.’s common stock in a non-taxable exchange.

On November 16, 2004, the company received 80,000 unregistered shares of common stock from GreenWorks Corporation in a strategic alliance agreement. The company has recognized consulting fees to date relating to 9,778 shares.

On November 22, 2004, the Company sold its Apple Peel Technologies, Inc. intellectual property acquisition company to Health Sciences Group, Inc. for 1,200,000 unregistered shares of Health Sciences Group, Inc.’s common stock in a non-taxable exchange.

On November 29, 2004, the Company received 120,000 unregistered shares of common stock from Xeminex, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 20,000 shares.

On December 17, 2004, the Company sold its Advanced Flavors and Fragrances, Inc. intellectual property acquisition company to BioFlavorance Technology and Research, Inc. for 20,000,000 unregistered shares of Uniphyd Corporation’s common stock, 175,000 unregistered shares of SinoFresh Healthcare, Inc.’s common stock and 500,000 unregistered shares of BioFlavorance Technology and Research, Inc.’s common stock in a non-taxable exchange.

On December 20, 2004, the Company sold its Safety Scan Technologies, Inc. intellectual property acquisition company to HydroFlo Corporation for 3,485,000 unregistered shares of HydroFlo Corporation’s common stock in a non-taxable exchange.

3.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2004	2003
Computer Equipment	$86,651	$89,845
Furniture and Fixtures	96,509	46,008
Leasehold Improvements	37,016	22,555
Land	300,000	—

	520,176	158,408
Less accumulated depreciation	(109,736)	(115,462)

	$410,440	$42,946

4.	Note Payable

In April 2003, the Company obtained a loan for $1,000,000 at 12% per annum with interest paid in advance, which resulted in net proceeds of $760,000 with an effective interest rate of approximately 14%. The term of the loan was two years, and no principal payments were required prior to maturity. The loan was non-recourse except with respect to 360,360 unissued shares of common stock of UTEK Corporation pledged as collateral to secure the loan. In January 2004, we repaid the loan we obtained in April 2003, by issuing 125,715 shares of our common shares to the lender. The balance owed at the time the shares were issued was $880,000. The shares were issued at an effective value of $7.00 per share.

5.	Income Taxes

The Company accounts for income taxes under FASB No. 109, “Accounting for Income Taxes” (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	16,781

	$—	$—	$16,781

Deferred:
Federal	$530,196	$95,795	$64,250
State	56,604	16,398	10,510

	586,800	112,193	74,760

	$586,800	$112,193	$91,541

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2004	2003	2002
Tax at U.S. statutory rate	$520,037	$99,487	$80,028
State taxes, net of federal benefit	56,604	10,766	8,820
Other	10,159	1,940	2,693

	$586,800	$112,193	$91,541

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2004	2003
Net operating loss carryforward	$1,613,704	$1,695,622
Tax credit carryforward	—	16,781
Other	2,888	(1,011)
Investments in non-controlled affiliates	(2,931,133)	(1,644,317)

Net deferred tax asset (liability)	$(1,314,541)	$67,075

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance was not necessary as of December 31, 2004 and 2003.

At December 31, 2004, the Company has available U.S. net operating loss carryforwards of approximately $4,125,000, which expire in years 2012, 2018, 2019, 2020, 2021, 2022 and 2023.

6.	Stockholders’ Equity

Transactions in common stock for the four years ended December 31, 2004, were as follows:

Common Stock	Shares	Par Value	Paid In Capital
Balance at December 31, 2000	3,782,226	37,822	6,173,859
Private placement—June 2001	73,986	740	374,877
Acquisition PAX Technology Transfer, Ltd—September 2001	59,460	595	439,405

Balance at December 31, 2001	3,915,672	39,157	6,988,141
Acquisition of Techex Acquisition Corporation—May 2002	10,000	100	70,800

Balance at December 31, 2002	3,925,672	39,257	7,058,941

Employee stock options exercised	60,000	600	355,400
Private placement—April 2003	330,000	3,300	887,200
Private placement—July 2003	146,450	1,465	780,792
Private placement—November 2003	257,000	2,570	1,395,430
Private placement—December 2003	71,428	714	465,786

Balance at December 31, 2003	4,790,550	$47,906	$10,943,549

Employee stock options exercised	142,500	1,425	1,016,450
Warrants exercised	15,681	157	(157)
Loan repayment	125,715	1,257	832,633
Private placement—January 2004	407,986	4,080	2,566,232
Private placement—April 2004	100,000	1,000	899,000
Exempt offering—September 2004	350,000	3,500	3,667,242
Acquisition of UTEK-EKMS, Inc.	20,605	206	299,794
Acquisition of Pharma-Transfer, Ltd.	29,592	296	434,704
Acquisition of ABM of Tampa Bay, Inc	20,534	205	299,795

Balance at December 31, 2004	6,003,163	$60,032	$20,959,242

7.	Stock Compensation, Stock Options and Warrants

Pursuant to an agreement we entered into in connection with our initial public offering, the Company issued 100,000 warrants on October 25, 2000, at $.0003 to the underwriter, to purchase an equal number of shares of the Company’s common stock. These warrants are exercisable over the next three years at $9.90 per share. The warrants expire on October 25, 2005.

The Company accounts for stock grants to employees in exchange for services in accordance with APB No 25, “Accounting for Stock Issued to Employees”. Stock grants to non-employees in exchange for services are accounted for in accordance with FAS 123, “Accounting for Stock-Based Compensation”. There were no expenses related to stock grants to employees and non-employees in exchange for services during fiscal 2004, 2003, and 2002.

In the year ended December 31, 1999, the Company reserved 750,000 shares of common stock for issuance in connection with the stock option plans. The Company adopted a fixed incentive stock option plan in September 1999 (the “1999 Plan”) and a fixed non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, the Company is authorized to issue options to purchase up to 500,000 shares of the Company’s common stock. In 2004, the Company amended the 1999 Plan. We are authorized to issue options to purchase a total of 685,000 shares of our common stock under the 1999 plan as amended. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan, as amended, that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 250,000 shares of the Company’s common stock. In 2004, the Company amended the 2000 Plan. As a result, we are authorized to issue options to purchase a total of 315,000 shares of our common stock under the 2000 Plan, as amended. Under the 2000 Plan, as amended, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. The per share exercise price of each stock option granted under both plans must be equal to the quoted fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant.

At December 31, 2004, 1,043,534 options from the plans had been granted; 292,017 options from the plans had been cancelled; and 202,500 shares from the plans were exercised.

Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company has elected to account for its stock option plan under APB Opinion 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure-only provisions of SFAS No. 123. Under APB 25, no compensation costs were recognized relating to the option grants because the exercise price of the options awarded was equal to the market value of the underlying common stock on the dates of grant. Under SFAS No. 123, the net increase in net assets from operations would have decreased by $246,244, or $.04 per share, for the year ended December 31, 2004, the net decrease in net assets from operations would have increased by $292,719, or $.07 per share, for the year ended December 31, 2003, and the net increase in net assets from operations would have decreased by $247,457, or $.06 per share, for the year ended December 31, 2002.

The fair value of each option granted in 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	28.11%	23.84%	19.00%
Risk-free interest	2.78% to 5.91%	2.78% to 3.08%	2.94% to 4.74%
Expected term	5 years	5 years	5 years

A summary of the Company’s stock option activity, and related information follows:

	Weighted Average Exercise Price
	Options	Per Share	Warrants	Per Share
Outstanding at December 31, 2000	240,000	$6.30	100,000	$9.90
Granted	258,000	7.02	—	—
Exercised	—	—	—	—
Canceled / Expired	—	—	—	—

Outstanding at December 31, 2001	498,000	$6.67	100,000	$9.90
Granted	294,534	7.09	—	—
Exercised	—	—	—	—
Canceled / Expired	(155,000)	6.81	—	—

Outstanding at December 31, 2002	637,534	$6.79	100,000	$9.90
Granted	160,000	6.64	—	—
Exercised	(60,000)	5.93	—	—
Canceled / Expired	(117,517)	7.20	—	—

Outstanding at December 31, 2003	620,017	$6.89	100,000	$9.90

Granted	116,000	14.85	—	—
Exercised	(142,500)	7.14	(41,890)	9.90
Canceled / Expired	(19,500)	11.10	—	—

Outstanding at December 31, 2004	574,017	$9.93	58,110	$9.90

	2004	2003	2002
For the years ended December 31:
Weighted-average fair value of options granted	$2.53	$2.26	$1.91

The following table summarizes information about outstanding stock options at December 31, 2004:

Outstanding Options	Exercise Price Per Share	Remaining Contractual Life	Exercisable Options
100,000	$6.60	0 year 10 months	100,000
43,000	$6.13	0 year 11 months	43,000
20,000	$5.75	1 year 0 months	20,000
2,000	$7.50	1 year 2 months	2,000
5,000	$7.00	1 year 4 months	5,000
5,000	$7.41	1 year 5 months	5,000
66,500	$7.40	1 year 9 months	66,500
2,500	$7.23	1 year 11 months	2,500
1,000	$7.13	1 year 11 months	1,000
7,744	$7.05	2 years 9 months	6,494
1,000	$7.08	2 years 2 months	1,000
124,500	$7.10	2 years 5 months	88,250
5,000	$7.25	2 years 7 months	3,750
28	$6.30	3 years 0 months	28
745	$6.10	3 years 0 months	745
20,000	$5.64	3 years 4 months	20,000
20,000	$6.99	3 years 5 months	20,000
15,000	$6.75	3 years 5 months	7,500
25,000	$6.99	3 years 5 months	12,500
20,000	$8.40	3 years 7 months	5,000
40,000	$15.57	4 years 6 months	10,000
25,000	$14.50	4 years 8 months	6,250
25,000	$15.01	4 years 9 months	6,250

574,017			432,767

Weighted average fair value of options exercisable at December 31, 2004			$2.53

8.	Commitments and Contingencies

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

Effective September 1, 2004, the Company entered into a three year employment agreement with its Chief Executive Officer, Clifford M. Gross, providing for an annual base salary of $300,000 for his services. In addition to his base salary, Dr. Gross will receive a reasonable allowance for an automobile for the duration of the employment agreement and certain severance benefits.

The company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense charged to operations for the year ended December 31, 2004 and 2003 are $78,145 and $41,935, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2005	$110,020
2006	72,594
2007	47,134
2008	47,134
2009	47,134

$324,016

9.	Related Party Transactions

Sam Reiber, the Company’s General Counsel and a director of the Company is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $17,967 and $16,197 in December 31, 2004 and 2003, respectively, in compensation during the past fiscal year for services performed for the Company and holds 6,100 shares of the Company’s common stock.

John Micek, one of our directors, is also a partner in Silicon Prairie Partner, LP. Silicon Prairie Partners, LP purchased 17,000 shares of our common stock at $6.00 per share in a private placement offering in November 2003.

10.	Acquisitions

On November 29, 2004, the company purchased 100% of the outstanding stock of UTEK-EKMS, Inc. Accordingly, the results of operations for UTEK-EKMS, Inc. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of expanding our strategic alliance services with the analysis of intellectual property.

The aggregate acquisition price was $300,000 in shares of the company’s common stock. The value of the stock was determined based on the average market price of the shares over the 5 days before the terms of the acquisition agreements were negotiated and publicly announced.

On December 16, 2004, the company purchased 100% of the outstanding stock of Pharma-Transfer, Ltd. Accordingly, the results of operations for Pharma-Transfer, Ltd. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of expanding our online technology-transfer services.

The aggregate acquisition price was $300,000 in shares of the company’s common stock. The value of the stock was determined based on the average market price of the shares over the 5 days before the terms of the acquisition agreements were negotiated and publicly announced.

On December 29, 2004, the company purchased 100% of the outstanding stock of ABM of Tampa Bay, Inc Accordingly, the results of operations for AB of Tampa Bay, Inc. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of a potential expansion of the corporate offices.

The aggregate acquisition price was $300,000 in shares of the company’s common stock. The value of the stock was determined based on the average market price of the shares over the 5 days before the terms of the acquisition agreements were negotiated and publicly announced.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	UTEK- EKMS, Inc.	Pharma- Transfer, Ltd.	ABM of Tampa Bay, Inc.
Assets
Cash and cash equivalents	$27,578	$2,610	$—
Accounts receivable net of allowance for bad debt	69,094	18,045	—
Prepaid Expenses and other current assets	8,489	—	—
Fixed assets	15,000	1,658	300,000
Intangible assets	25,000	123,263	—
Goodwill acquired in the acquisition	426,869	528,553	—

	572,030	674,129	300,000

Liabilities
Accrued Expenses	23,738	74,549	—
Deferred revenue	—	164,580	—
Short term debt	248,292	—	—

	272,030	239,129	—

Net assets acquired	$300,000	$435,000	$300,000

The following pro forma information is based on the assumption that the acquisitions took place as of January 1, 2003:

	2004	2003
Income from operations (revenue)	$8,295,405	$5,067,813
Net income from operations	899,801	(21,511)
Net increase (decrease) in net assets	2,217,163	(725,943)
Basic net increase (decrease) in net assets per share	$0.41	$(0.17)
Diluted net increase (decrease) in net assets per share	$0.37	$(0.17)

11.	Interim Financial Information (Unaudited)

	March 31	June 30	September 30	December 31
Fiscal year 2004:
Income from operations (Revenue)	$410,099	$1,925,587	$2,040,486	$2,812,443
Net income (loss) from operations	(278,339)	342,853	472,186	406,022
Net increase (decrease) in net assets from operations	8,427,057	(774,189)	(7,202,711)	1,809,927
Net increase (decrease) in net assets from operations per share
Basic	$1.70	$(.14)	$(1.28)	$.33
Diluted	$1.60	$(.14)	$(1.28)	$.30

	March 31	June 30	September 30	December 31
Fiscal year 2003:
Income from operations (Revenue)	$504,271	$606,635	$1,723,250	$971,021
Net income (loss) from operations	(603,474)	(13,299)	835,144	(37,803)
Net increase (decrease) in net assets from operations	(3,791,440)	864,833	3,406,071	(1,482,792)
Net increase (decrease) in net assets from operations per share
Basic	$(.97)	$.20	$.79	$(.35)
Diluted	$(.97)	$.20	$.76	$(.35)

12.	Subsequent events

In January 2005, we acquired 100% of the outstanding shares of INTRA-DMS, Ltd., an intellectual property software company based in Rishon Letzion, Israel. We issued $300,000 of our unregistered common stock to acquire all of the outstanding shares of INTRA-DMS, Ltd. The shares issued are restricted from trading for 12-months following the transaction. As one of our wholly-owned subsidiaries, INTRA-DMS, Ltd. will be known as UTEKip, Ltd.

Circle Group Holdings, Inc. represented 29.4% of our net assets at December 31, 2004. On February 18, 2005, the $0.82 market closing price per share of Circle Group Holdings, Inc. on the American Stock Exchange represented a decrease of 63% from the $2.22 market closing price per share on the American Stock Exchange on December 31, 2004. This decline in the market value of Circle Group Holdings, Inc. may have a material negative impact on UTEK’s financial condition from that reported for the period ended December 31, 2004. Management estimates that, based on the current decline in the market price for Circle Group Holdings, Inc., the Company’s net asset value per share would decrease by approximately $0.39 per share or 10% from the net asset value per share reported at December 31, 2004.

SELECTED PER SHARE DATA AND RATIOS

	Year Ended December 31
	2004	2003	2002	2001	2000
Per share information
Net asset value, beginning of year	$2.33	$1.87	$2.53	$2.24	$1.18
Net increase from operations(1)	.16	.04	.04	.23	0.56
Net change in realized and unrealized appreciation/depreciation on investments (after taxes)	(.32)	(.53)	(.73)	(.14)	(.87)
Foreign currency translation adjustment	.01	.01	.01	(.01)	—
Net increase from stock transactions	1.67	.94	.02	.21	1.37

Net asset value, end of year	$3.85	$2.33	$1.87	$2.53	$2.24

Per share market value, end of year(2)	$14.99	$11.10	$6.25	$7.10	$5.75

Ratios/supplemental data
Net assets, end of year	$23,092,943	$11,152,370	$7,346,057	$9,909,440	$8,455,002
Ratio of expenses to average net assets(3)	33%	38%	36%	28%	32%
Ratio of net income to average net assets	6%	2%	2%	10%	29%
Diluted weighted average number of shares outstanding during the year	6,098,537	4,266,918	3,921,535	3,882,914	2,968,720

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.

(2)	Not applicable - Prior to public offering of shares.

(3)	Excluding income taxes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

On December 29, 2004, we issued 20,534 shares of our common stock to stockholders of ABM of Tampa Bay, Inc. in connection with our acquisition of ABM of Tampa Bay, Inc. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Code of Business Conduct and Ethics for Directors and Employees

We have adopted a Code of Business Conduct and Ethics for all of our directors and employees, including our Chief Executive Officer and Chief Financial Officer. We have posted a copy of our Code of Business Conduct and Ethics on our Internet website at www.utekcorp.com. Any waivers of the Code of Business Conduct and Ethics must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on our Internet website located at www.utekcorp.com.

The information set forth under the caption “ELECTION OF DIRECTORS,” “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS AND EQUITY COMPENSATION PLAN INFORMATION” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “CERTAIN TRANSACTIONS” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “AUDIT FEES” and “AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements—The following financial statements of UTEK Corporation are contained in Item 8 of this Form 10-K:

•	Consolidated Statement of Net Assets—At December 31, 2004 and 2003

•	Consolidated Statements of Operations—For the fiscal years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows—For the fiscal years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Net Assets—For the fiscal years ended December 31, 2004, 2003 and 2002

•	Schedule of Investments—At December 31, 2004 and 2003

•	Notes to the Financial Statements

•	Selected Per Share Data and Ratios for the years ended December 31, 2004, 2003, 2002, 2001, and 2000

•	Report of Independent Certified Public Accountants

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.1	—	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

3.2	—	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999 (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

3.3	—	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

3.4	—	Certificate of Amendment to Certificate of Incorporation dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Commission on April 1, 2002.

4.1	—	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form N-2A File No. 333-93913filed with the Commission on October 2, 2000.).

4.2	—	Certificate of Merger of UTEK Corporation and UTEK LLC, dated October 18, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 25, 1999. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

4.3	—	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.1	—	UTEK Corporation Amended and Restated Employee Stock Option Plan (Incorporated by reference to Appendix B to UTEK Corporation’s Schedule 14A filed on April 29, 2004).

10.2	—	Amended and Restated Non-Qualified Stock Option Plan of UTEK Corporation (Incorporated by reference to Appendix C to UTEK Corporation’s Schedule 14A filed on April 29, 2004).

10.3	—	Employment Agreement with Clifford M. Gross. (Incorporated by reference to Exhibit No. 10.1 filed with the Company’s Form 8-K filed on September 9, 2004.)

10.4	—	Agreement dated January 30, 1998, between UTEK Corporation and the University of South Florida. (Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.5	—	Master Agreement dated June 18, 1999 between UTEK Corporation and Johns Hopkins University. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.6	—	Strategic Alliance dated November 3, 1999 between UTEK Corporation and Fraunhofer Institute for Interfacial Engineering and Biotechnology IGB. (Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.7	—	Strategic Alliance dated October 18, 1999 between UTEK Corporation and University of Florida. (Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.8	—	Services Agreement dated May 18, 1998 between UTEK Corporation and the University of Memphis. (Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.9	—	Strategic Alliance dated December 23, 1999 between UTEK Corporation and Florida State University Research Foundation. (Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.10	—	Strategic Alliance dated March, 23, 2000 between UTEK Corporation and Florida Institute of Technology. (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.11	—	Strategic Alliance dated April 14, 2000 between UTEK Corporation and Sopartec. (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.12	—	Strategic Alliance dated June 1, 2000 between UTEK Corporation and Auburn University. (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

10.13	—	Corporate Custody Agreement dated November 27, 2000 between UTEK Corporation and Bank of Tampa. Incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2000.

10.14	—	Safekeeping Agreement dated December 12, 2000 between UTEK Corporation and Bank of Tampa. Incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K for the year ended December 31, 2000.

10.15	—	Strategic Alliance dated December 14, 2000 between UTEK Corporation and Dartmouth College. Incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-K for the year ended December 31, 2000

10.16	—	Extension of Agreement dated January 10, 1998 between UTEK Corporation and the University of South Florida. Incorporated by reference to Exhibit 10.44 to the Company’s report on Form 10-K for the year ended December 31, 2000.

10.47	—	Laurus Master Fund, Ltd.– UTEK Corporation strategic alliance and confidentiality agreement. Incorporated by reference to Exhibit 10.46 to the Company’s report on Form 10-K for the year ended December 31, 2003.

23.1*	—	Consent of Pender Newkirk & Company, Independent Certified Public Accountants.

23.2*	—	Consent of Ernst & Young LLP, Independent Certified Public Accountants.

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1*	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	—	Code of Ethics of UTEK Corporation. Incorporated by reference to Exhibit 99 to the Company’s report on Form 10-K for the year ended December 31, 2000.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2005.

UTEK CORPORATION

By:	/S/ CLIFFORD M. GROSS
Clifford M. Gross
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(Capacity)	Date

/S/ CLIFFORD M. GROSS Clifford M. Gross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2005

/S/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2005

/S/ SAM REIBER Sam Reiber	Director	February 24, 2005

/S/ STUART M. BROOKS Stuart M. Brooks	Director	February 24, 2005

/S/ HOLLY CALLEN-HAMILTON Holly Callen-Hamilton	Director	February 24, 2005

/S/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	February 24, 2005

/S/ ARTHUR CHAPNIK Arthur Chapnik	Director	February 24, 2005

/S/ JOHN MICEK John Micek	Director	February 24, 2005

/S/ KEITH A. WITTER Keith A. Witter	Director	February 24, 2005

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Pender Newkirk & Company, Independent Certified Public Accountants.

23.2	Consent of Ernst & Young LLP, Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a)of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a)of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.