Form 10-Q
period 2005-03-31
UTEK CORP
filed 2005-05-09
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2005

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

On May 2, 2005, there were 7,367,668 shares outstanding of the Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statement of Net Assets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $20,140,390 and $18,464,518 at March 31, 2005 and December 31, 2004, respectively)	$11,046,386	$13,965,941
Cash and cash equivalents	3,608,972	3,785,873
Short-term investments	4,519,720	5,534,235
Accounts receivable, net of allowance for bad debt	349,170	189,888
Prepaid expenses and other assets	551,725	263,203
Fixed assets, net	456,767	410,440
Goodwill	1,750,343	1,517,922
Intangible assets	270,044	212,142

TOTAL ASSETS	22,553,127	25,879,644

LIABILITIES
Accrued expenses	708,630	683,272
Deferred revenue	620,620	788,888
Deferred tax liability	—	1,314,541

TOTAL LIABILITIES	1,329,250	2,786,701

NET ASSETS	$21,223,877	$23,092,943

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 6,123,058 shares issued and outstanding at March 31, 2005 and 6,003,163 shares issued and outstanding at December 31, 2004	$61,231	$60,032
Common stock subscribed	148,000	—
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	21,918,043	20,959,242
Accumulated income:
Accumulated net operating income	4,420,500	4,246,227
Net realized gain on investments, net of income taxes	515,713	490,580
Net unrealized (depreciation) of investments, net of income taxes	(5,966,342)	(2,805,763)
Foreign currency translation adjustment	126,732	142,625

Net assets	$21,223,877	$23,092,943

Net asset value per share	$3.47	$3.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income from operations:
Sale of technology rights	$1,676,143	$—
Consulting and other services	802,692	412,289
Investment income (loss), net	59,694	(2,190)

	2,538,529	410,099

Expenses:
Salaries and wages	437,159	177,058
Professional fees	184,072	88,149
Acquisition of technology rights	571,673	—
Sales and marketing	507,573	226,957
General and administrative	558,635	358,104

	2,259,112	850,268

Income (loss) before income taxes	279,417	(440,169)
Provision for income taxes (benefit)	105,144	(161,830)

Net income (loss) from operations	174,273	(278,339)

Net realized and unrealized gains (losses):
Net realized gain on investments, net of income tax expense of $15,163 and $551,861 for 2005 and 2004, respectively	25,133	914,683
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of ($1,434,148) and $4,700,410 for 2005 and 2004, respectively	(3,160,579)	7,790,713

Net increase (decrease) in net assets from operations	$(2,961,173)	$8,427,057

Net increase (decrease) in net assets from operations per share:
Basic	$(0.49)	$1.70
Diluted	$(0.49)	$1.60
Weighted average shares:
Basic	6,062,203	4,954,301
Diluted	6,062,203	5,263,086

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Operating Activities:
Net increase (decrease) in net assets from operations	$(2,961,173)	8,427,057
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in net unrealized depreciation (appreciation) of investments	4,595,428	(12,491,123)
Depreciation and amortization	27,230	11,770
Gain on sale of investments	(40,296)	(1,466,544)
Deferred income taxes	(1,314,541)	5,090,446
Investment securities received in connection with the sale of technology rights	(1,579,470)	—
Consulting and other services rendered in exchange for investment securities	(290,362)	(146,889)
Changes in operating assets and liabilities:
Accounts receivable	(140,502)	74,656
Prepaid expenses and other assets	(272,925)	(44,903)
Deferred revenue	5,383	(38,945)
Accrued expenses	(5,863)	(70,864)

Net cash used in operating activities	(1,977,091)	(655,339)

Investing Activities:
Proceeds received on sale of investments	60,604	1,496,051
(Purchases) sales of short term investments	1,014,515	(3,529,048)
Purchases of fixed assets	(43,520)	(31,331)
Net cash provided by (used by) investing activities	1,031,599	(2,064,328)

Financing Activities:
Payments of bank debt	(23,516)
Net proceeds from issuance of common stock	808,000	2,212,500

Net cash provided by financing activities	784,484	2,212,500

Foreign currency translation adjustment	(15,893)	18,718

Decrease in cash and cash equivalents	(176,901)	(488,449)
Cash and cash equivalents at beginning of year	3,785,873	3,704,237

Cash and cash equivalents at end of period	$3,608,972	$3,215,878

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Changes in net assets from operations:
Net income (loss) from operations	$174,273	$(278,339)
Net realized gain on sale of investments, net of related income taxes	25,133	914,683
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(3,160,579)	7,790,713

Net increase (decrease) in net assets from operations	(2,961,173)	8,427,057

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of options to purchase common stock), net of offering costs of $-0- and $210,000 for the three months ended March 31, 2005 and 2004, respectively	808,000	3,046,390
Common stock issued in acquisition of UTEKip, Ltd.	300,000	—

Net increase in net assets from stock transactions	1,108,000	3,046,390

Foreign currency translation adjustment	(15,893)	18,718

Net increase (decrease) in net assets	(1,869,066)	11,492,165
Net assets at beginning of year	23,092,943	11,152,370

Net assets at end of period	$21,223,877	$22,644,535

The company purchased all of the capital stock of INTRA-DMS, Ltd. for $300,000 in restricted common stock. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$502,035
Consideration given	300,000

Liabilities assumed	$202,035

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Three Months Ended March 31,
	2005	2004
PER SHARE INFORMATION
Net asset value, beginning of period	$3.85	$2.33
Net increase (decrease) from operations (1)	0.03	(0.05)
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes (1)	(0.58)	1.38
Foreign currency translation adjustment (1)	(0.01)	0.01
Net increase from stock transactions (1)	0.18	0.58

Net asset value, end of period	$3.47	$4.25

Per share market value, end of period	$15.50	$15.59

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$21,223,877	$22,644,535
Ratio of expenses to average net assets (2)	10%	5%
Ratio of net income (loss) to average net assets	1%	(1)%
Diluted weighted average number of shares outstanding during the period	6,062,203	5,263,086

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Excluding income taxes

See accompanying notes

UTEK CORPORATION

Schedule of Investments

March 31, 2005

Shares	Date of Acquisition		Original Cost	Fair Value
		Common stock in non-controlled affiliates—52.0% of our net assets
3,282,845	3/04	Health Sciences Group, Inc., publicly traded over the counter, — 13.6% of our net assets; nutraceutical, pharmaceutical, and cosmeceutical products	1,769,503	2,888,904
3,570,705	1/02	Circle Group Holdings, Inc., publicly traded on the American Stock Exchange, — 11.3% of our net assets; small business holding company	846,127	2,392,372
682,387	4/04	Xethanol Corporation., publicly traded over the counter, — 9.9% of our net assets; developer of bioethanol products	1,668,075	2,094,928
6,708,529	4/04	HydroFlo Corporation, publicly traded over the counter, — 5.0% of our net assets; business development company	923,944	1,073,365
2,550,000	4/04	Manakoa Services Company, publicly traded over the counter, — 3.0% of our net assets; compliance analysis and monitoring	831,520	637,500
2,394,736	3/04	Swiss Medica, Inc., publicly traded over the counter, — 2.1% of our net assets; developer of bioscience products	433,421	455,000
1,265,500	6/03	E Med Future, Inc., publicly traded over the counter, — 1.0% of our net assets; manufacturer of needle destruction device	670,001	215,135
720,637	4/03	Intra-Asia Entertainment Corp., publicly traded over the counter, — 0.9% of our net assets; developer of lighted technology devices	1,607,494	187,366
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 0.5% of our net assets; developer of biological authentication and biometrics technologies	185,726	116,100
129,730	10/04	Pacific Biometrics, Inc., publicly traded over the counter — 0.5% of our net assets; specialty central laboratory services	83,796	114,162
120,000	11/04	Xeminex Macedonia Ltd. privately held, — 0.5% of our net assets; developer of metal and mineral extraction technology	120,000	108,000
50,000	3/03	KP Renewables plc,, privately held, —0.4% of our net assets; energy technology	94,500	94,500
750,000	10/04	U.S. Wireless Online, Inc., publicly traded over the counter — 0.4% of our net assets; wireless internet broadband networks	66,000	90,000
221,033	4/04	Power3 Medical Products, Inc., publicly traded over the counter, — 0.4% of our net assets; developer of healthcare products	223,984	83,992
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter, — 0.2% of our net assets; environmental services.	568,006	62,450
20,668	2/04	Telkonet, Inc., publicly traded over the counter, —0.3% of our net assets; powerline internetworking products	39,110	62,211
150	11/99	Rosbon, LLC, privately held, — 0.3%of our net assets; real estate development	90,705	61,324
204,080	3/04	eFoodSafety.com, Inc., publicly traded over the counter, — 0.2% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	68,005	55,102
89,501	7/04	eLinear, Inc., publicly traded on the American Stock Exchange, — 0.2% of our net assets; technology solutions provider of security	76,636	53,701
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 0.2% of our net assets; operator of digital display monitor networks	125,179	48,505
175,000	11/04	SinoFresh Healthcare, Inc., publicly traded over the counter, — 0.2% of our net assets; developer of therapies to treat inflammatory and infectious diseases	101,500	36,750
36,923	9/04	Material Technologies, Inc., publicly traded over the counter — 0.2% of our net assets; research and development of metal fatigue detection	78,672	35,446
29,999	7/04	INyX, Inc., publicly traded over the counter — 0.1% of our net assets; aerosol drug delivery technologies	19,813	22,199
295,500	7/04	Veridium Corp., publicly traded over the counter — 0.1% of our net assets; developer of green technologies	69,032	18,321
200,000	6/02	FullCircle Registry, Inc., publicly traded over the counter, —0.1% of our net assets; developer of emergency information technology	168,192	12,400
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange, — 0.1% of our net assets; developer of consumer and healthcare products	25,657	10,800
14,796	1/04	GeneThera, Inc., publicly traded over the counter, —0.1% of our net assets; molecular biotechnology products	36,014	10,653
80,000	11/04	GreenWorks Corporation, publicly traded over the counter, — 0.1% of our net assets; environmental engineering and brownfield development	84,660	4,000
4,000	11/01	Peak Entertainment Holdings, Inc., publicly traded over the counter, — 0.1% of our net assets; telecom, educational internet service	12,028	1,200
		Investments with $0 value - See schedule below	9,053,090	—

		TOTAL INVESTMENTS—52.0%	$20,140,390	$11,046,386

		Cash and other assets, less liabilities—48.0%		10,777,491

		Net assets at March 31, 2005—100%		$21,223,877

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of March 31, 2005, all of the securities that we owned were subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Clear Image, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., HydroFlo Corporation, Health Sciences Group, Inc. and Primapharm Funding Corporation.

Shares	Date of Acquisition	Schedule of Investments with $0 Value at March 31, 2005	Original Cost	Fair Value
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
63,173	3/01	Provision Operation Systems, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
633,750	2/02	Mixed Entertainment, Inc. (formerly Voice & Wireless Corporation), publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; developer of energy technology	14,040	—
3,871	12/03	Assuretec Holdings, Inc., privately held — 0% of our net assets; security solutions to automate, manage and authenticate identification documents	15,029	—
9,255,882	2/04	Zkid Network Company, publicly traded over the counter, — 0% of our net assets; developer of proprietary software	984,436	—
100,000	8/04	Myrmidon Biomaterials, Inc., privately held — 0.0% of our net assets; commercialize a proprietary biomaterial	—	—
140,000	8/04	TenthGate, Inc., privately held — 0% of our net assets; healthcare related products and services	—	—
20,550,000	9/04	Uniphyd, publicly traded over the counter — 0% of our net assets; develops and operates managed care plans	588,567	—
548,000	12/04	Bioflavorance Technology and Research, Inc., privately held — 0.0% of our net assets; develops, manufactures and markets flavors and fragrances	—	—
6,000,000	3/05	Small Town Radio, Inc., puclicly traded over the counter — 0% of our net assets Nano platform technologies	—	—

			$9,053,090	$—

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2004

Shares	Date of Acquisition		Original Cost	Fair Value
		Common stock in non-controlled affiliates—60.5% of our net assets
3,615,705	1/02	Circle Group Holdings, Inc., publicly traded on the American Stock Exchange, — 29.4% our net assets; small business holding company	851,527	6,797,526
2,460,000	3/04	Health Sciences Group, Inc., publicly traded over the counter, — 5.1% of our net assets; nutraceutical, pharmaceutical, and cosmeceutical products	1,168,826	1,180,800
2,550,000	4/04	Manakoa Services Company, publicly traded over the counter, — 5.0% of our net assets; compliance analysis and monitoring	831,520	1,147,500
432,387	4/04	Xethanol Corporation., privately held, — 4.7% of our net assets; developer of bioethanol products	1,043,075	1,080,968
6,708,529	4/04	HydroFlo Corporation, publicly traded over the counter, — 4.4% of our net assets; business development company	923,944	1,006,279
20,550,000	9/04	Uniphyd, publicly traded over the counter, — 2.3% of our net assets; develops and operates managed care plans	588,568	534,300
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 2.0% of our net assets; manufacturer of needle destruction device	684,909	462,240
9,255,882	2/04	Zkid Network Company, publicly traded over the counter, — 1.3% of our net assets; developer of proprietary software	984,437	305,444
80,000	11/04	GreenWorks Corporation, publicly traded over the counter, — 0.7% of our net assets; environmental engineering and brownfield development	84,660	155,200
500,000	3/04	Swiss Medica, Inc., publicly traded over the counter, — 0.6% of our net assets; developer of bioscience products	79,628	140,000
221,033	4/04	Power3 Medical Products, Inc., publicly traded over the counter, — 0.6% of our net assets; developer of healthcare products	223,984	130,410
120,000	11/04	Xeminex Macedonia Ltd., privately held, — 0.5% of our net assets; developer metal and mineral extraction technologies	120,000	120,000
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 0.5% of our net assets; developer of biological authentication and biometrics technologies	185,726	116,100
129,730	10/04	Pacific Biometrics, Inc., publicly traded over the counter, — 0.5% of our net assets; specialty central laboratory services	83,796	105,081
20,668	2/04	Telkonet, Inc., publicly traded over the counter, —0.4% of our net assets; powerline internetworking products	39,110	87,632
175,000	11/04	SinoFresh Healthcare, Inc., publicly traded over the counter, — 0.4% of our net assets; developer of therapies to treat inflammatory and infectious diseases	101,500	87,500
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 0.3% of our net assets; operator of digital display monitor networks	125,179	76,300
720,637	4/03	Intra-Asia Entertainment Corp., publicly traded over the counter, — 0.3% of our net assets; developer of lighted technology devices	1,607,494	64,857
150	11/99	Rosbon, LLC, privately held, — 0.3%of our net assets; real estate development	90,705	61,324
204,080	3/04	eFoodSafety.com, Inc., publicly traded over the counter, — 0.3% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	68,005	61,224
36,923	9/04	Material Technologies, Inc., publicly traded over the counter, — 0.2% of our net assets; research and development of metal fatigue detection	78,672	50,585
56,916	7/04	eLinear, Inc., publicly traded on the American Stock Exchange — 0.2% of our net assets; technology solutions provider of security	54,424	49,517
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—0.2% of our net assets; environmental services	568,006	39,392
29,999	7/04	INyX, Inc., publicly traded over the counter — 0.1% of our net assets; aerosol drug delivery technologies	19,813	29,399
750,000	10/04	U.S. Wireless Online, Inc., publicly traded over the counter — 0.1% of our net assets; wireless internet broadband networks	66,000	24,750
295,500	7/04	Veridium Corp., publicly traded over the counter, — 0.1% of our net assets; developer of green technologies	69,032	14,775
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange, — 0.1% of our net assets; developer of consumer and healthcare products	25,657	13,333
200,000	6/02	FullCircle Registry, Inc., publicly traded over the counter, — 0.1% of our net assets; developer of emergency information technology	168,192	12,000
14,796	1/04	GeneThera, Inc., publicly traded over the counter, —0.1% of our net assets; molecular biotechnology products	36,014	10,505
4,000	11/01	Peak Entertainment Holdings, Inc., publicly traded over the counter, — 0.1% of our net assets; telecom, educational internet service	12,028	1,000

		Investments with $0 value - See schedule below	7,480,087	—

		TOTAL INVESTMENTS—60.5%	$18,464,518	$13,965,941

		Cash and other assets, less liabilities—39.5%		9,127,002

		Net assets at December 31, 2004—100%		$23,092,943

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2004, all of the securities that we owned were subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Clean Image, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., HydroFlo Corporation and Primapharm Funding Corporation.

Shares	Date of Acquisition	Schedule of Investments with $0 Value at December 31, 2004	Original Cost	Fair Value
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
63,193	3/01	Provision Operation Systems, Inc., publicly traded over the counter —0% of our net assets; developer of health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
633,750	2/02	Mixed Entertainment, Inc.(formerly Voice & Wireless Corporation), publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; developer of energy technology	14,040	—
3,871	12/03	Assuretec Holdings, Inc., privately held — 0% of our net assets; security solutions to automate, manage and authenticate identification documents	15,029	—
100,000	8/04	Myrmidon Biomaterials, Inc., privately held — 0.0% of our net assets; commercialize a proprietary biomaterial	—	—
500,000	12/04	Bioflavorance Technology and Research, Inc., privately held — 0.0% of our net assets; develops, manufactures and markets flavors and fragrances	—	—

			$7,480,087	$—

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of March 31, 2005 and 2004 and for each of the three months periods then ended is unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of March 31, 2005 and 2004 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

The Company

UTEK is a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for commercial development and use. UTEK’s goal is to provide its client-companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

UTEK’s business strategy generally involves three steps:

•	First, UTEK seeks to enter into a strategic alliance agreement with its client-companies to learn about their technology needs and identify new discoveries that they want to acquire.

•	Second, UTEK forms and capitalizes a new company to acquire the identified technology from a university, medical center or federal research laboratory.

•	Third, UTEK’s client-companies acquire the identified technology from UTEK in a tax-free stock for stock exchange of shares of UTEK’s newly formed entity for shares of the client-company.

UTEK calls this unique technology-transfer investment process U2B®.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company’s investment objective is to increase its net assets by exchanging stock in new companies that the Company forms to acquire intellectual property for securities, cash and other assets upon the completion of technology-transfer transactions.

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

In September 2001, UTEK acquired 100% of the outstanding common stock of UTEK-Pax Ltd. a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK acquired 100% of the outstanding common stock of TechEx Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx principal asset was the TechEx.com website and database. The TechEx.com website, founded at Yale University, is used by many technology-transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. The financial position and results of operation of UTEK-Pax Ltd. and TechEx have been consolidated into the financial position and results of operation of UTEK since the dates of the respective acquisitions.

In November 2003, UTEK acquired the UVentures.com website and certain other intellectual property assets from UVentures, Inc., an innovative Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations.

In November 2004, UTEK acquired the assets of EKMS, Inc., an intellectual property management firm. UTEK purchased the assets of EKMS, Inc. through the acquisition of all of the outstanding shares of common stock of UTEK-EKMS, Inc., a wholly-owned subsidiary of EKMS, Inc., in a tax-free stock-for-stock exchange. EKMS, Inc. was founded in 1986, and provides technical and business expertise to help companies identify, assess, protect and leverage IP assets to enhance market leadership and profitability. The financial position and results of operation of UTEK-EKMS, Inc. have been consolidated into the financial position and results of operation of UTEK since the dates of the respective acquisition.

In December 2004, we acquired the business and assets of Pharma-Transfer, Ltd., a United Kingdom based pharmaceutical research firm, in a stock transaction. The Pharma-Transfer.com website tracks the research and development efforts of leading universities, research institutions and life science companies in order to locate and deliver advanced technology acquisition opportunities to corporate subscribers in the pharmaceutical industry. The financial position and results of operation of Pharma-Transfer, Ltd. have been consolidated into the financial position and results of operation of UTEK since the dates of the respective acquisition.

In December 2004, UTEK Corporation acquired 100% of the outstanding common stock of ABM of Tampa Bay, Inc. in a stock for stock transaction. ABM of Tampa Bay, Inc. main asset was a piece of vacant commercial land located in Tampa, Florida The financial position and results of operation of ABM of Tampa Bay, Inc. have been consolidated into the financial position and results of operation of UTEK since the dates of the respective acquisition.

In January 2005, we acquired the business and assets of INTRA-DMS, Ltd., in a stock transaction. INTRA-DMS, Ltd. is an intellectual property software company based in Rishon Letzion, Israel. As one of our wholly-owned subsidiaries, INTRA-DMS, Ltd. will be known as UTEKip, Ltd. The financial position and results of operation of UTEKip, Ltd. have been consolidated into the financial position and results of operation of UTEK since the dates of the respective acquisition.

As a BDC, we must be primarily engaged in the business of furnishing capital and making managerial assistance available to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed portfolio companies.

The Company invests in portfolio companies that its management believes are positioned to benefit from the acquisition of new technology. The Company investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities, medical research centers and federal research laboratories. The Company offers to provide portfolio companies with managerial assistance primarily related to technology-transfer. Technology-transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company may also make additional investments to fund continued research and development of the acquired technologies on behalf of its portfolio companies.

Usually we execute our investments in portfolio companies through the creation and capitalization of a new company, which we refer to as an intellectual property acquisition company, to acquire a new technology. We then seek to sell such intellectual property acquisition company to a company in a non-taxable exchange of shares. In connection with such transaction, we receive shares of common stock in the company (which company then becomes the portfolio company) in exchange for the securities of our intellectual property acquisition company. In addition to holding a license to a new technology, our intellectual property acquisition company may also hold cash and other assets. The companies with which we engage in such transactions frequently have little or no prior operating history.

To establish on-going consulting engagements with its clients, the Company has also developed a strategic alliance arrangement. UTEK’s strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of proprietary intellectual capital from universities, medical research centers and federal research laboratories. Some of our strategic alliance clients engage us to license their existing proprietary technologies and provide patent analysis services.

Investments

Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on a national securities exchange or by a national securities association. In addition, restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

Among other factors, the Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at March 31, 2005 and December 31, 2004, (52.0% and 60.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Revenue Recognition

Sale Of Technology Rights

The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our intellectual property acquisition companies with companies (which then become our portfolio companies). The Company records revenue, based on the fair value as determined by the Board of Directors, of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

Consulting and Other Services

In addition to technology transfer transactions, we offer strategic alliance consulting services. Strategic Alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company, or cash. These agreements may be terminated with 30 days notice by either party.

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

The Company’s consolidated subsidiaries, UTEK - Pax Ltd., UTEK-EKMS, Inc. and UTEKip, Ltd. derive their revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is recognized ratably over the term of the contract. These contracts are generally paid in the form of cash.

Revenue from the sale of subscriptions to the TechEx.com, UVentures.com and Pharma-Transfer.com websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription.

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

Stock-Based Compensation

At March 31, 2005, the Company had the following two stock-based equity compensation plans: The UTEK Corporation Amended and Restated Stock Option Plan and UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the three and nine months ended March 31, 2005 and 2004 would have been as follows:

	Three months ended
	March 31, 2005	March 31, 2004
Net increase (decrease) in net assets from operations:
As reported	$(2,961,173)	$8,427,057
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,248)	(198,172)

Pro forma	$(3,045,421)	$8,228,885

Net increase (decrease) in net assets from operations per share – Basic:
As reported	$(0.49)	$1.70
Pro forma	$(0.50)	$1.66

Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$(0.49)	$1.60
Pro forma	$(0.50)	$1.56

During the quarter ended March 31, 2005, there were 30,000 options granted.

2. Investments

Equity securities at March 31, 2005 and December 31, 2004 (52.0 % and 60.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with assistance from provided by an independent valuation service provider, in the absence of readily available market values.

The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedule of investments may significantly differ from the values that would have been used had a ready market existed for these securities and such differences could be material.

On January 26, 2004, the Company received 30,000 unregistered shares of common stock from GeneThera, Inc. in a strategic alliance agreement. The strategic alliance was terminated in October 2004 and 15,204 shares were returned to GeneThera, Inc.

On February 17, 2004, the Company received 705,882 unregistered shares of common stock from ZKid Network Company in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 705,882 shares.

On February 18, 2004, the Company received 38,585 unregistered shares of common stock from Telkonet, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 20,668 shares. The strategic alliance was terminated in July 2004, and 17,917 shares were returned to Telkonet, Inc.

On March 12, 2004, the Company received 100,000 unregistered shares of common stock from Health Sciences Group, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 100,000 shares.

On March 29, 2004, the Company received 200,000 unregistered shares of common stock from Swiss Medica, Inc. in a six-month strategic alliance agreement. The Company has recognized consulting fees to date relating to 200,000 shares.

On March 30, 2004, the Company entered into a strategic alliance agreement with eFoodSafety.com, Inc. The agreement provides for a total of 244,987 unregistered shares of eFoodSafety.com, Inc.’s common stock to be distributed to the Company pro rata during the term of the agreement. The Company has received 204,080 and recognized to date consulting fees in relation to 204,080 unregistered shares of eFoodSafety.com, Inc. The agreement was terminated at December 31, 2004.

On April 1, 2004, the Company received 63,157 unregistered shares of common stock from Xethanol Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 63,157 shares.

On April 5, 2004, the Company received 150,000 unregistered shares of common stock from Manakoa Services Company in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 147,916 shares.

On April 16, 2004, the Company received 240,000 unregistered shares of common stock from Power3 Medical Products, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 80,000 shares. The strategic alliance was terminated in August 2004 and 160,000 shares were returned to Power3 Medical Products, Inc.

On April 23, 2004, the Company received 133,333 unregistered shares of common stock from The Jenex Corporation in a four-month strategic alliance agreement. The Company has recognized consulting fees to date relating to 133,333 shares.

On April 28, 2004, the Company received 400,000 unregistered shares of common stock from HydroFlo Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 368,885 shares.

On April 30, 2004, the Company sold its Web Safe Technologies, Inc. intellectual property acquisition Company to Xethanol Corporation for 9,550,000 unregistered shares of Zkid Network Company’s common stock in a non-taxable exchange.

On May 27, 2004, the Company entered into a strategic alliance agreement with eLinear, Inc. The agreement provides for a monthly fee of $10,000 per month of unregistered shares of eLinear, Inc. common stock to be distributed to the Company during the term of the agreement. The Company has received 89,501 and recognized to date consulting fees in relation to 89,501 unregistered shares of eLinear, Inc.

On June 25, 2004, the Company sold its Advanced Bioethanol Technologies, Inc. intellectual property acquisition Company to Xethanol Corporation for 200,000 unregistered shares of Xethanol Corporation’s common stock in a non-taxable exchange.

On July 1, 2004, the Company entered into a strategic alliance agreement with INyX, Inc. The agreement provides for a total of 126,316 unregistered shares of INyX, Inc. common stock to be distributed to the Company pro rata during the term of the agreement. The Company has received 31,578 and recognized to date consulting fees in relation to 31,578 unregistered shares of INyX, Inc. The agreement was terminated on October 1, 2004.

On July 8, 2004, the Company received 300,000 unregistered shares of common stock from Veridium Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 263,000 shares.

On August 2, 2004, the Company sold its Arsenic Removal Technologies, Inc. intellectual property acquisition Company to Hydroflo, Inc. for 2,823,529 unregistered shares of Hydroflo, Inc.’s common stock in a non-taxable exchange.

On August 2, 2004, the Company under contract with the Shriners Hospitals for Children assisted the Shriners Hospitals for Children in transferring a tendon replacement technology it had developed and patented to Crystal Point Partners. In partial consideration for its assistance in the transfer, the Company received 50% of the upfront consideration from the license agreement with Shriners Hospitals for Children and Myrmidon Biomaterials, Inc., which included 100,000 unregistered shares of common stock from Myrmidon Biomaterials, Inc.

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

On September 27, 2004, the Company received 36,923 unregistered shares of common stock from Material Technologies, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 18,866 shares.

On September 28, 2004, the Company received 300,000 unregistered shares of common stock from Uniphyd Corporation in a strategic alliance agreement with Global Fasteners, Inc. In October 2004, the Company received an additional 250,000 shares due to a significant decrease in the value of Uniphyd Corporation. The Company has recognized consulting fees to date relating to 277,4298 shares.

Impact of Recently Issued Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). The statement originally required the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission extended the implementation date of SFAS No. 123R to the beginning of the Company’s next fiscal year. Based on the change in the implementation date, UTEK expects to implement the statement beginning with its interim financial statements for the first quarter of 2006. As of yet the Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.

On September 30, 2004, the Company received 129,730 unregistered shares of common stock from Pacific Biometrics, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 64,860 shares.

On October 1, 2004, the Company received 300,000 unregistered shares of common stock from Swiss Medica, Inc. renewing their six-month strategic alliance agreement. The Company has recognized consulting fees to date relating to 300,000 shares.

On October 17, 2004, the Company received 750,000 unregistered shares of common stock from US Wireless Online, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 337,500 shares.

On October 25, 2004, the Company sold its Polyman Technologies, Inc. intellectual property acquisition Company to Health Sciences Group, Inc. for 1,160,000 unregistered shares of Health Sciences Group, Inc.’s common stock in a non-taxable exchange.

On November 16, 2004, the Company received 80,000 unregistered shares of common stock from GreenWorks Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 29,779 shares.

On November 22, 2004, the Company sold its Apple Peel Technologies, Inc. intellectual property acquisition Company to Health Sciences Group, Inc. for 1,200,000 unregistered shares of Health Sciences Group, Inc.’s common stock in a non-taxable exchange.

On November 29, 2004, the Company received 120,000 unregistered shares of common stock from Xeminex, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 50,000 shares.

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

On January 5, 2005, the Company received 48,000 unregistered shares of common stock from Bioflavorance Technology and Research, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 11,360 shares.

On January 10, 2005, the Company sold its Superior Separation Technologies, Inc. intellectual property acquisition Company to Xethanol Corporation for 250,000 unregistered shares of Xethanol Corporation’s common stock in a non-taxable exchange.

On February 22, 2005, the Company sold its Open Cell Biotechnologies, Inc. intellectual property acquisition Company to Health Sciences Group, Inc. for 822,845 unregistered shares of common stock of Health Sciences Group, Inc.’s common stock in a non-taxable exchange.

On March 4, 2005, the Company received 50,000 unregistered shares of common stock from KP Renewables, plc in a strategic alliance agreement with Kwikpower International plc. The Company has recognized consulting fees to date relating to 3,825 shares.

On March 16, 2005, the Company received 6,000,000 unregistered shares of common stock from Small Town Radio, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 250,000 shares.

On March 31, 2005, the Company sold its 90% ownership in Anti Depression Biohealth Solutions, Inc. intellectual property acquisition Company to Swiss Medica, Inc. for 1,862,069 unregistered shares of common stock and $96,637.

3. Commitments and Contingencies

From time to time, some of the Company’s portfolio companies may receive correspondence or other notices of alleged breach of a license agreement. Some of these correspondences and notices provide for a period of time in which to cure the alleged breach. The failure of the Company’s portfolio companies to cure the alleged breach may have a material adverse impact on the Company’s results of operations and financial position.

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

5. Acquisitions

On January 29, 2005, the company purchased 100% of the outstanding stock of INTRA-DMS, Ltd. Accordingly, the results of operations for INTRA-DMS, Ltd. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of expanding our strategic alliance services with the analysis of intellectual property. The shares issued are restricted from trading for 12-months following the transaction. As one of our wholly-owned subsidiaries, INTRA-DMS, Ltd. will be known as UTEKip, Ltd.

The aggregate acquisition price was $300,000 worth of restricted shares of the company’s common stock. The value of the stock was determined based on the average market price of the shares over the five days before the terms of the acquisition agreements were agreed upon and publicly announced.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

INTRA-DMS, Ltd.
Assets
Accounts receivable net of allowance for bad debt	$18,780
Prepaid Expenses and other current assets	—
Fixed assets	14,788
Intangible assets	74,396
Goodwill acquired in the acquisition	246,773

354,737

Liabilities
Accrued Expenses	31,221
Short term debt	23,516

54,737

Net assets acquired	$300,000

The following pro forma information is based on the assumption that the acquisitions took place as of January 1, 2004:

	March 31, 2005	March 31, 2004
Income from operations (revenue)	$2,564,887	$460,132
Net income from operations	169,888	(281,575)
Net increase (decrease) in net assets	(2,965,558)	8,423,821
Basic net increase (decrease) in net assets per share	$0.49	$1.70
Diluted net increase (decrease) in net assets per share	$0.49	$1.60

6. Subsequent Events

On April 11, 2005, the Company sold 1,224,610 shares of its common stock to certain institutional and other investors located outside the United States. The Company received net proceeds, after offering expenses and placement fees, of approximately $12.5 million. The purchasers of such shares will not be able to resell the shares in the United States without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. Such shares of common stock may generally be publicly resold in the United States pursuant to Rule 144 under the Securities Act, one year after the date of the issuance of the shares and upon the satisfaction of certain other conditions. In connection with this offering, the Company listed it shares of common stock for trading on the AIM market of the London Stock Exchange. As of May 9, 2005, the Company had approximately $20,000,000 in cash, cash equivalents and short-term investments.

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

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

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

The value of our equity interests in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

General

Our primary investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property rights, which we refer to as an “intellectual property acquisition company,” for cash and other assets upon the completion of a technology transfer.

We seek to sell our intellectual property acquisition companies to publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity. We intend to sell our intellectual property acquisition companies to privately owned and publicly traded companies (which we refer to as “portfolio companies” or our “investments”) in tax-free stock for stock exchanges. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will be sold for cash or other assets in the course of our business, to permit us to acquire additional technologies and to fund our operations.

To facilitate establishing on-going consulting engagements with our clients, we have developed a strategic alliance process. Our strategic alliances are designed to help technology companies enhance their new product pipeline through the acquisition of proprietary intellectual capital primarily from universities and federal laboratories. We normally receive unregistered shares of common stock from our clients as payment for the services we render under our strategic alliance consulting engagements. When appropriate we will seek to receive cash payments as compensation for our services.

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

Financial Condition

The Company’s total assets were $22,553,127 and its net assets were $21,223,877 at March 31, 2005, compared to $25,879,644 and 23,092,943 at December 31, 2004, respectively. Net asset value per share (“NAV”) was $3.47 at March 31, 2005 and $3.85 at December 31, 2004.

The net decrease in our total assets, net assets and net asset value per share during the three months ended March 31, 2005 was primarily attributable to:

•	Unrealized depreciation on investments of approximately $3.2 million, net of income tax effect.

•	Cash generated from the issuance of common stock upon the exercise of stock options of approximately $808,000.

•	Three technology transfers valued at approximately $1.7 million.

•	The use of approximately $2.0 in cash to fund our operations.

The Company’s common shares outstanding as of March 31, 2005 were 6,123,058, compared to 6,003,163 at December 31, 2004. The number of our outstanding common shares increased as a result of the issuance of common shares upon the exercise of employee stock options that were exercised during the quarter ended March 31, 2005.

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

At March 31, 2005, $10,890,562 or 99% of our investments consisted of equity securities at fair value in companies whose securities were listed on the American Stock Exchange or the Canadian Venture Exchange or quoted on the OTC Bulletin Board and $155,824 or 1% of our investments consisted of equity securities at fair value in private companies.

At December 31, 2004, $12,703,649 or 91% of our investments consisted of equity securities at fair value in companies whose securities were quoted on the OTC Bulletin Board and $1,262,292 or 9% of our investments consisted of equity securities at fair value in private companies.

The net decrease in the value of publicly traded securities from $12,703,649 to $10,890,562 in the three months ended March 31, 2005 is primarily due to the following events:

•	The Company completed three technology transfers valued at approximately $1.7 million

•	The Company entered into three new strategic alliance agreements that generated approximately $100,000 in value.

•	The Company experienced an overall decrease in the value of its public company securities. This decrease is primarily attributable to a decrease in the value of Circle Group Holdings, Inc. of approximately $4.4 million, which was partially offset by an increase in the fair value of our investments in Health Sciences Group, Inc. and Xethanol Corporation of approximately $1.4 million. The Company’s other investments experienced in total an additional net decrease in their fair value of approximately $1.5 million. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

A summary of the Company’s investment portfolio is as follows:

	March 31, 2004	December 31, 2004
	(Unaudited)
Investments, at cost	$20,140,390	$18,464,518
Unrealized depreciation before income taxes	(9,094,004)	(4,498,577)

Investments, at fair value	$11,046,386	$13,965,941

Results of Operations

The principal measure of our financial performance is the “Net increase (decrease) in net assets from operations” which is the sum of three elements. The first element is “Net income (loss) from operations,” which is the difference between our income from technology transfer transactions, consulting fees, interest income, dividends, fees and other income and our operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” which is the net change in the fair value of our investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Income from operations. Income from operations increased 519% to $2,538,0529 for the three months ended March 31, 2005 from $410,099 for the three months ended March 31, 2004. Approximately 74 % and 36% of our income from operations (revenue) was received in the form of equity securities for the three months ended March 31, 2005 and 2004, respectively. The increase in income from operations resulted from completing three technology transfer transactions during the period ended March 31, 2005, as compared to no technology transfer transactions completed during the quarter ended March 31, 2004. In the three months ended March 31, 2005, we rendered services in connection with twenty strategic alliance agreements (four of which began in the three months ended March 31, 2005) valued at $290,363, as compared to eleven strategic alliance agreements, six of which began during the quarter ended March 31, 2004. Other services included income from UTEK - Pax Ltd., UTEK-EKMS, Inc., UTEKip, Ltd. and subscription income from the three websites owned by UTEK comprised the balance of consulting fees. Our Board of Directors determines the fair value of the shares we receive in the absence of readily determinable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

Expenses. Total operating expenses for the three months ended March 31, 2005 were $2,259,112, consisting of salaries and wages of $437,159, professional fees of $184,072, acquisition of technology rights of $571,673, sales and marketing expenses of $507,573, and general and administrative expenses of $558,635. These expenses compared to the $850,268 reported for the three months ended March 31, 2004, consisting of salaries and wages of $177,058, professional fees of $88,149, acquisition of technology rights of $-0-, sales and marketing expenses of $226,957, and general and administrative expenses of $358,104. The 166% increase in total operating expenses was due to the increased costs of marketing our business, an increase in the number of our sales personnel and investor relations services provided by a third party vendors and expenses related to the operations of our three new subsidiaries’ operations. The 124% increase in sales and marketing expenses was due to an increase in the number of our sales personnel, and an extended marketing effort at various conferences in order to increase the number of potential strategic alliance customers, as well as the additional expenses related to the operations of our three new subsidiaries. The 100% increase in acquisition of technology rights expenses was a result of three technology transfer transactions in 2005 as compared to no technology transfer transactions for 2004. The 109% increase in professional fees is due to the increased cost in valuations due to the increased number of investments, costs associated with the acquisition completed in the first quarter of 2005 as well as professional fees in our three new subsidiaries. The 147% increase in salaries and wages is due to an increase in the number of staff, the additional salaries paid by our three new subsidiaries and a pay increase for our Chief Executive Officer in late 2004. The 56% increase in general and administrative costs is largely due to an increase in the use of outside services by our UK locations and an increase in insurance and taxes related to the increases in salaries, as well as the expenses related to our new subsidiaries.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses)

Net realized gains on investments, net of income tax effect, amounted to $25,133 for the three months ended March 31, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain
Circle Group Holdings, Inc.	45,000	$34,975
EMed Future, Inc.	18,500	(9,842)

Total		$25,133

Net realized losses on investments net of income tax effect amounted to $914,683 for the three months ended March 31, 2004 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain
Circle Group Holdings, Inc.	245,892	$914,683

Total		$914,683

On a quarterly basis, net realized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Changes in Unrealized Appreciation or Depreciation.

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At March 31, 2005, approximately 52.0% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily available market value for the investments in our portfolio, we value all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized depreciation of investments, net of taxes, was $3,160,579 for the quarter ended March 31, 2005, compared to net unrealized appreciation, net of taxes, of $7,790,713 for the quarter ended March 31, 2004. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the quarter ended March 31, 2005, and 2004. There were declines in the fair value of the following investments in 2005: Circle Group Holdings, Inc., Magic Media Networks, Inc. Manakoa Services Company, Swiss Medica, Inc., eFoodSafety.com, Inc., Jenex Corp., Power 3 Medical Products, Inc., INyX, Inc., eLinear, Inc., Material Technologies, Inc., Sinofresh, Inc., Xemines Macedonia Ltd., Green Works Corporation and E Med Future, Inc. However, the decline in the fair value of such investments was partially offset by an increase in the fair value in our investments in Clean Water Technologies, Inc., Peak Entertainment Holdings, Inc.,

Intra-Asia Entertainment Corp., Health Sciences Group, Inc., Xethanol Corp, Hydroflo Corp, Veridium Corp, Pacific Biometrics, Inc. and US Wireless Online, Inc. The most significant changes included Circle Group Heldings, Inc., which had a decrease in the fair value of approximately $4.4 million, offset by significant increases in the fair value of our investments in Health Sciences Group, Inc. and Xethanol Corporation of approximately $2.7 million. The Company’s other investments experienced a total net decrease in their fair value of approximately $1.5 million. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

Our most significant portfolio investments are in Health Sciences Group, Inc., Circle Group Holdings, Inc., and Xethanol Corporation at March 31, 2005. The following is a simplified summary of the methodology that we used to determine the fair value of these investments.

Health Sciences Group, Inc. At March 31, 2005, the fair value of our investment in Health Sciences Group was approximately $2.9 million. The fair value of our investment in Health Sciences Group increased by approximately $1.7 million for the quarter ended March 31, 2005. A portion of the increase was due to the completion of a technology-transfer valued at $601,000. The remaining increase in the fair value of our investment in Health Sciences Group resulted from our Board of Directors determination that our investment in Health Sciences Group had appreciated by 83% in fair value. In determining the fair value of our investment in Health Sciences Group, our Board of Directors discounted the public market value of Health Sciences Group’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Circle Group Holdings, Inc. At March 31, 2005, the fair value of our investment in Circle Group was approximately $2.4 million. The fair value of our investment in Circle Group decreased by approximately $4.4 million for the quarter ended March 31, 2005. The decrease in the fair value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had depreciated by 181% in fair value. In determining the fair value of our investment in Circle Group, our Board of Directors discounted the public market value of Circle Group’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Xethanol Corp. At March 31, 2005, the fair value of our investment in Xethanol was approximately $2.1 million. The fair value of our investment in Xethanol increased by approximately $1.0 million for the quarter ended March 31, 2005. A portion of the increase was due to the completion of a technology-transfer valued at $625,000. The remaining increase in the fair value of our investment in Xethanol resulted from our Board of Directors determination that our investment in Xethanol had appreciated by 23% in fair value. In determining the fair value of our investment in Xethanol, our Board of Directors discounted the public market value of Xethanol’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

On a quarterly basis net unrealized appreciation and depreciation can vary substantially, due to a variety of factors. Therefore, quarterly net unrealized appreciation and depreciation should not be annualized to predict expected annual results, and may not be indicative of future performance

Liquidity and Capital Resources

Net assets decreased 8% to $21,223,877 at March 31, 2005 from $23,092,943 at December 31, 2004. This decrease was primarily attributable to the exercise of employee stock options for $808,000 and the $3.1 million decrease in the net unrealized appreciation in the value of our non-controlled affiliate investments.

On March 31, 2005 and December 31, 2004, we had $8,128,692 and $9,320,108, respectively, in cash and cash equivalents, and short term investments. In the three months ended March 31, 2005, 74% of our income from operations was paid in the form of equity securities. Our goal is to monetize the equity stakes we receive in consideration for the technology rights transactions and our consulting services.

Recent Developments

On April 11, 2005, the Company sold 1,224,610 shares of its common stock to certain institutional and other investors located outside the United States. The Company received net proceeds, after offering expenses and placement fees, of approximately $12.5 million. The purchasers of such shares will not be able to resell the shares in the United States without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. Such shares of common stock may generally be publicly resold in the United States pursuant to Rule 144 under the Securities Act, one year after the date of the issuance of the shares and upon the satisfaction of certain other conditions. In connection with this offering, the Company listed it shares of common stock for trading on the AIM market of the London Stock Exchange. As of May 9, 2005, the Company had approximately $20,000,000 in cash, cash equivalents and short-term investments.

Risk Factors

Investing in us involves significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations due to terrorism;

•	future regulatory actions and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Our financial results are largely dependent upon the performance of Health Sciences Group, Inc., Circle Group Holdings, Inc., and Xethanol Corp.

Our financial results are largely dependent upon the performance of Health Sciences Group, Inc., Circle Group Holdings, Inc., and Xethanol Corp. As of March 31, 2005, the fair value of our investments in these companies was approximately $7.4 million which constituted approximately 34.7% of our net assets.

We may need to undertake additional financings to meet our growth, operating and capital needs.

We anticipate that monetizable revenue from our operations for the foreseeable future may not be sufficient to meet our growth, operating and capital requirements. We believe that we currently have the financial resources to meet our operating requirements for the next twelve months. We may however undertake additional equity financings to better enable us to meet our future growth, operating and capital requirements. We have no commitments for any financings, and there can be no assurance that any such commitments can be obtained on terms acceptable to us, if at all. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain financing as needed, we may be required to reduce the scope of our growth plans as well as operations, which could have a material adverse effect on us.

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

Our investment model is highly speculative since it involves making investments in development stage companies and having those companies invest in new, untested technology. Furthermore, we have only been using our investment model for a relatively short period of time and have little or no historical information upon which to judge whether or not the model is successful. We cannot assure you that our investment model will be successful or that any of our investments will be successful.

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

Our portfolio companies are mainly thinly traded public companies or private companies and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

We are dependent on sales transactions structured as tax-free exchanges to sell our intellectual property acquisition companies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce our ability to sell our intellectual property acquisition companies.

We do not anticipate selling any of our intellectual property acquisition companies, except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended or repealed so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell our intellectual property acquisition companies on commercially reasonable terms. If we are unable to successfully sell our intellectual property acquisition companies in a merger transaction, we may lose our investment.

The agreements we have with universities, medical research centers and federal research laboratories do not guarantee that such entities will grant licenses to us for our intellectual property acquisition companies.

The agreements that we have entered into with universities provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, the university, medical research center or federal research laboratory will grant us a license. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology.

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

At March 31, 2005, and December 31, 2004, respectively, investments amounting to $11,046,386 or 52.0% of net assets and $13,965,941 or 60.5% of net assets, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

We adjust the valuation of our portfolio quarterly to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in unrealized appreciation (depreciation) of non-controlled affiliate investments.”

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

At March 31, 2005, $10,890,562 or 51.3% of our net assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange or Canadian Venture Exchange. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or the American Stock Exchange, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange.

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

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 27% of our common stock as of May 9, 2005. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risks

There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of March 31, 2005, the Company was not a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: May 9, 2005	/s/ Clifford M. Gross
Clifford M. Gross
Chairman and Chief Executive Officer

Date: May 9, 2005	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer