Form 10-Q
period 2005-06-30
UTEK CORP
filed 2005-08-09
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2005

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

On August 8, 2005, there were 7,368,019 shares outstanding of the Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $21,788,932 and $18,464,518 at June 30, 2005 and December 31, 2004, respectively)	$11,720,992	$13,965,941
Cash and cash equivalents	4,447,870	3,785,873
Short-term investments	15,158,643	5,534,235
Accounts receivable, net of allowance for bad debt	246,636	189,888
Prepaid expenses and other assets	246,213	263,203
Fixed assets, net	486,025	410,440
Goodwill	1,685,092	1,517,922
Intangible assets	244,940	212,142

TOTAL ASSETS	34,236,411	25,879,644

LIABILITIES
Accrued expenses	308,883	683,272
Deferred revenue	1,049,813	788,888
Deferred income taxes	—	1,314,541

TOTAL LIABILITIES	1,358,696	2,786,701

NET ASSETS	$32,877,715	$23,092,943

Commitments and Contingencies
Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 7,368,019 shares issued and outstanding at June 30, 2005 and 6,003,163 shares issued and outstanding at December 31, 2004	$73,680	$60,032
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	34,527,511	20,959,242
Accumulated income:
Accumulated net operating income	4,449,213	4,246,227
Net realized gain on investments, net of income taxes	631,629	490,580
Net unrealized appreciation (depreciation) of investments, net of deferred income taxes	(6,853,009)	(2,805,763)
Foreign currency translation adjustment	48,691	142,625

Net assets	$32,877,715	$23,092,943

Net asset value per share	$4.46	$3.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Income from operations:
Sale of technology rights	$1,503,197	$1,406,300	$3,179,340	$1,406,300
Consulting and information services	932,001	494,370	1,734,693	906,659
Investment income, net	107,599	24,917	167,293	22,727

	2,542,797	1,925,587	5,081,326	2,335,686

Expenses:
Salaries and wages	581,996	334,086	1,019,155	511,144
Professional fees	159,701	157,045	343,773	245,194
Acquisition of technology rights	655,122	250,000	1,226,795	250,000
Sales and marketing	622,012	201,504	1,129,585	428,461
General and administrative	477,929	433,023	1,036,564	791,127

	2,496,760	1,375,658	4,755,872	2,225,926

Income before income taxes	46,037	549,929	325,454	109,760

Provision for income taxes	17,324	207,076	122,468	45,246

Net income from operations	28,713	342,853	202,986	64,514

Net realized and unrealized gains (losses):
Net realized gain on investments, net of income tax expense of $69,936 and $85,100 for the three and six months ended June 30, 2005, respectively, and $212,391 and $764,252 for the three and six months ended June 30, 2004, respectively	115,916	352,028	141,049	1,266,711
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of ($87,263) and ($1,522,110) for the three and six months ended June 30, 2005, respectively, and ($886,342) and $3,814,608 for the three and six months ended June 30, 2004, respectively	(886,667)	(1,469,070)	(4,047,246)	6,321,643

Net increase (decrease) in net assets from operations	$(742,038)	$(774,189)	$(3,703,211)	$7,652,868

Net increase (decrease) in net assets from operations per share:
Basic	$(0.10)	$(0.14)	$(0.53)	$1.47
Diluted	$(0.10)	$(0.14)	$(0.53)	$1.39
Weighted average shares:
Basic	7,228,025	5,433,420	7,007,724	5,190,736
Diluted	7,228,025	5,433,420	7,007,724	5,500,397

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2005	2004
Operating Activities:
Net increase (decrease) in net assets from operations	$(3,703,211)	$7,652,868
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operations:
Change in net unrealized depreciation (appreciation) of investments	5,569,364	(10,136,251)
Depreciation and amortization	56,745	24,238
(Gain) loss on sale of investments	(185,893)	(2,030,963)
Deferred income taxes	(1,314,541)	4,623,568
Investment securities received in connection with the technology transfer transactions	(3,179,340)	(1,406,300)
Consulting and other services rendered in exchange for investment securities	(370,456)	(392,148)
Changes in operating assets and liabilities:
Accounts receivable	(37,968)	50,357
Prepaid expenses and other assets	122,884	(18,089)
Deferred revenue	(39,769)	(55,084)
Accrued expenses	(405,610)	(58,614)

Net cash used in operating activities	(3,487,755)	(1,746,418)

Investing Activities:
Proceeds received on sale of investments	711,928	2,275,398
Purchases of short term investments	(9,624,408)	(4,220,066)
Purchases of fixed assets	(102,235)	(34,569)

Net cash used in investing activities	(9,014,715)	(1,979,237)

Financing Activities:
Payments of bank debt	(23,516)	—
Net proceeds from issuance of common stock	13,281,917	3,499,099

Net cash provided by financing activities	13,258,401	3,499,099

Foreign currency translation adjustment	(93,934)	9,199
Increase (decrease) in cash and cash equivalents	661,997	(217,357)
Cash and cash equivalents at beginning of year	3,785,873	3,704,327

Cash and cash equivalents at end of period	$4,447,870	$3,486,970

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30
	2005	2004
Changes in net assets from operations:

Net income from operations	$202,986	$64,514
Net realized gain on sale of investments, net of related income taxes	141,049	1,266,711
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(4,047,246)	6,321,643

Net increase (decrease) in net assets from operations	(3,703,211)	7,652,868

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of common stock options to purchase stock), net of offering costs of $1,667,022 and $385,590 for the six months ended June 30, 2005 and 2004, respectively	13,281,917	4,346,989
Unregistered shares of common stock issued in acquisition of UTEKip, Ltd.	300,000	—

Net increase in net assets from stock transactions	13,581,917	4,346,989

Foreign currency translation adjustment	(93,934)	9,199

Net increase in net assets	9,784,772	12,009,056
Net assets at beginning of year	23,092,943	11,152,370

Net assets at end of period	$32,877,715	$23,161,426

The Company purchased all of the capital stock of INTRA-DMS, Ltd. for $300,000 of unregistered shares of common stock. In conjunction with the acquisition, liabilities were assumed as followed:

Fair value of assets acquired		$502,035
Consideration given		300,000

Liabilities assumed		$202,035

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Six Months Ended June 30
	2005	2004
PER SHARE INFORMATION (1)

Net asset value, beginning of period	$3.85	$2.33
Net increase from operations (1)	0.03	0.01
Net change in realized gains and unrealized appreciation (depreciation) on investments, after taxes (1)	(1.35)	1.08
Foreign currency translation adjustment (1)	(0.01)	0.00
Net increase from sale of shares of common stock (1)	1.94	0.80

Net assets value, end of period	$4.46	$4.22

Per share market value, end of period	$14.30	$15.59

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$32,877,715	$23,161,426
Ratio of expenses to average net assets (2)	9%	13%
Ratio of net income to average net assets	.1%	.4%
Diluted weighted average number of shares outstanding during the period	7,007,724	5,500,397

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Excluding income taxes.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

June 30, 2005

Shares	Date of Acquisition	Common stock in non-controlled affiliates—35.6% of our net assets	Original Cost	Fair Value
2,900,637	1/02	Circle Group Holdings, Inc., publicly traded on the American Stock Exchange, — 9.8% of our net assets; small business holding company	765,719	3,248,713
7,647,561	4/04	Manakoa Services Company, publicly traded over the counter, — 6.5% of our net assets; compliance analysis and monitoring	2,258,837	2,141,317
3,123,703	3/04	Health Sciences Group, Inc., publicly traded over the counter, — 5.3% of our net assets; nutraceutical and pharmaceutical products	1,685,189	1,749,274
602,418	4/04	Xethanol Corporation, publicly traded over the counter,— 4.5% of our net assets; bioethanol products	1,668,075	1,506,045
6,708,529	4/04	HydroFlo Corporation, publicly traded over the counter, — 2.8% of our net assets; waste water treatment solutions	923,944	939,194
2,300,000	3/04	Swiss Medica, Inc., publicly traded over the counter, — 1.5% of our net assets; bioscience products	415,421	506,000
720,637	4/03	Intra-Asia Entertainment Corp., publicly traded over the counter, —0.5% of our net assets; digital television entertainment	1,607,494	187,366
118,811	6/05	Trio Industries Group, Inc, publicly traded over the counter, — 0.3% of our net assets; protective powder coated wood components	64,246	108,118
750,000	10/04	U.S. Wireless Online, Inc., publicly traded over the counter — 0.3% of our net assets; wireless broadband networks	66,000	105,000
224,489	4/05	NutraCea International Corporation, publicly traded over the counter, — 0.3% of our net assets; rice bran nutrient research and development	92,040	92,040
50,000	3/03	KP Renewables plc., privately held, — 0.3% of our net assets; renewable energy	94,500	91,500
116,533	7/04	eLinear, Inc., publicly traded on the American Stock Exchange — 0.2% of our net assets; technology solutions provider of security	91,444	83,904
120,000	4/05	Rival Technologies, Inc., publicly traded over the counter — 0.2% of our net assets; diesel engine technologies	82,104	78,000
150	11/99	Rosbon, LLC, privately held — 0.2% of our net assets; real estate development	90,705	74,298
342,860	4/05	Fuel FX International, Inc., publicly traded over the counter — 0.2% of our net assets; proprietary products focused on reducing environmental emissions	68,572	68,572
750,000	6/05	Modern Technology Corporation, publicly traded over the counter — 0.2% of our net assets; technology development and acquisition company	82,152	66,750
20,000	3/05	AdAl Group, Inc. publicly traded over the counter — 0.2% of our net assets; aluminum extruded products manufacturer	72,912	63,800
660,000	6/05	BP International, Inc., publicly traded over the counter — 0.2% of our net assets; shade structures	78,852	60,720
91,885	10/04	Pacific Biometrics, Inc., publicly traded over the counter — 0.2% of our net assets; specialty central laboratory services	59,356	59,725
54,857	5/05	Vitacube Systems Holding, Inc., publicly traded over the counter — 0.2% of our net assets; specialty nutraceuticals	84,852	54,308
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—0.1% of our net assets; environmental services	568,006	52,843
1,045,166	6/03	E Med Future, Inc., publicly traded over the counter, — 0.1% of our net assets; needle destruction device	553,224	52,258
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 0.1% of our net assets; biological authentication and biometrics technologies	185,726	41,280
166,666	5/05	Hybrid Fuel Systems, Inc., publicly traded over the counter, — 0.1% of our net assets; patented natural gas/diesel dual fuel technology	78,852	38,333
36,923	9/04	Material Technologies, Inc., publicly traded over the counter — 0.1% of our net assets; metal fatigue detection	78,672	33,600
221,033	4/04	Power3 Medical Products, Inc., publicly traded over the counter —.1% of our net assets; healthcare products	223,984	30,945
415,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 0.1% of our net assets; digital display monitor networks	84,399	30,710
555,545	5/05	Meridex Software Corporation, publicly traded over the counter, — 0.1% of our net assets; software development company	28,888	28,888
177,671	4/05	Maelor PLC, publicly traded over the counter, — 0.1% of our net assets; products for niche healthcare applications	24,174	24,483
142,856	3/04	eFoodSafety.com Inc., publicly traded over the counter,— 0.1% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	47,801	22,857
175,000	11/04	SinoFresh Healthcare, Inc., publicly traded over the counter — 0.1% of our net assets; therapies to treat inflammatory and infectious diseases	101,500	19,250
29,999	7/04	INyX, Inc., publicly traded over the counter — 0.1% of our net assets; aerosol drug delivery	19,813	19,199
333,333	5/05	Visijet, Inc., publicly traded over the counter — 0.1% of our net assets; medical device technology with ophthalmolic applications	40,998	13,667
295,500	7/04	Veridium Corp., publicly traded over the counter — 0.1% of our net assets; environmental services business	69,032	11,525
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange, — 0.1% of our net assets; consumer and healthcare products	25,657	8,000
14,796	1/04	GeneThera, Inc., publicly traded over the counter, —0.1% of our net assets; molecular biotechnology products	36,014	7,990
4,000	11/01	Peak Entertainment Holdings, Inc, publicly traded over the counter — 0.1% of our net assets; integrated multimedia company	12,028	520

		Investments with $0 value - See schedule below	9,257,750	—

		TOTAL INVESTMENTS—35.6%	$21,788,932	$11,720,992

		Cash and other assets, less liabilities—64.4%		21,156,723

		Net assets at June 30, 2005—100%		$32,877,715

Notes to Schedule of Investments:

•	The above investments with the exception of are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of June 30, 2005, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Clear Image, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., HydroFlo Corporation, Health Sciences Group, Inc. and Primapharm Funding Corporation.

Shares	Date of Acquisition	Schedule of Investments with $0 Value at June 30, 2005	Original Cost	Fair Value
1,344,300	1/99	ClearImage, Inc., privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held — 0%; developer of construction materials	126,000	—
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
46,277	3/01	Provision Operation Systems, Inc., publicly traded over the counter —0% of our net assets; health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
47,615	1/02	Silver Screen Studios, Inc., publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
633,750	2/02	Mixed Entertainment, Inc., publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; energy technology	14,040	—
3,871	12/03	Assuretec Holdings, Inc., privately held — 0% of our net assets; security solutions for identification documents	15,029	—
9,255,882	2/04	Zkid Network Company, publicly traded over the counter, — 0% of our net assets; proprietary software	984,436	—
100,000	8/04	Myrmidon Biomaterials, Inc., privately held — 0% of our net assets; biomaterial tendon replacement	—	—
140,000	8/04	TenthGate, Inc., privately held — 0% of our net assets; healthcare related products and services	—	—
20,550,000	9/04	Uniphyd Corporation, publicly traded over the counter — 0% of our net assets; develops and operates managed care plans	588,567	—
548,000	12/04	Bioflavorance Technology and Research, Inc., privately held — 0.0% of our net assets; develops, manufactures and markets flavors and fragrances	—	—
6,000,000	3/05	Small Town Radio, publicly traded over the counter — 0.0% of our net assets; Nano platform technologies	—	—
80,000	11/04	GreenWorks Corporation, privately held, — 0% of our net assets; environmental engineering and brownfield development	84,660	—
120,000	11/04	Xeminex Ltd. privately held — 0% of our net assets; extraction of metals and minerals from ores and industrial wastes	120,000	—
413,482	5/05	Preservation Sciences, Inc., publicly traded over the counter, — 0% of our net assets; industrial coatings	—	—
480,000	4/05	WebSky, Inc., publicly traded over the counter, — 0% of our net assets, wireless broadband services	—	—
50,000,000	5/05	Inseq Technologies, Inc. publicly traded over the counter, — 0% of our net assets; waste minimalization	—	—

			$9,257,750	$—

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2004

Shares	Date of Acquisition	Common stock in non-controlled affiliates—60.5% of our net assets	Original Cost	Fair Value
3,615,705	1/02	Circle Group Holdings, Inc., publicly traded on the American Stock Exchange, — 29.4% our net assets; small business holding company	851,527	6,797,526
2,460,000	3/04	Health Sciences Group, Inc., publicly traded over the counter, — 5.1% of our net assets; nutraceutical and pharmaceutical products	1,168,826	1,180,800
2,550,000	4/04	Manakoa Services Company, publicly traded over the counter, — 5.0% of our net assets; compliance analysis and monitoring	831,520	1,147,500
432,387	4/04	Xethanol Corporation., privately held,— 4.7% of our net assets; bioethanol products	1,043,075	1,080,968
6,708,529	4/04	HydroFlo Corporation, publicly traded over the counter, — 4.4% of our net assets; business development company	923,944	1,006,279
20,550,000	9/04	Uniphyd, publicly traded over the counter — 2.3% of our net assets; develops and operates managed care plans	588,568	534,300
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 2.0% of our net assets; needle destruction device	684,909	462,240
9,255,882	2/04	Zkid Network Company, publicly traded over the counter, — 1.3% of our net assets; developer of proprietary software	984,437	305,444
80,000	11/04	GreenWorks Corporation, publicly traded over the counter, — 0.7% of our net assets; environmental engineering and brownfield development	84,660	155,200
500,000	3/04	Swiss Medica, Inc., publicly traded over the counter, — 0.6% of our net assets; bioscience products	79,628	140,000
221,033	4/04	Power3 Medical Products, Inc., publicly traded over the counter —.6% of our net assets; healthcare products	223,984	130,410
120,000	11/04	Xeminex Macedonia Ltd. privately held — 0.5% of our net assets; extraction of metals and minerals from ores and industrial wastes	120,000	120,000
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 0.5% of our net assets; biological authentication and biometrics technologies	185,726	116,100
129,730	10/04	Pacific Biometrics, Inc., publicly traded over the counter — 0.5% of our net assets; specialty central laboratory services	83,796	105,081
20,668	2/04	Telkonet, Inc., publicly traded over the counter, —0.4% of our net assets; networking and internetworking products	39,110	87,632
175,000	11/04	SinoFresh Healthcare, Inc., publicly traded over the counter — 0.4% of our net assets; therapies to treat inflammatory and infectious diseases	101,500	87,500
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 0.3% of our net assets; digital display monitor networks	125,179	76,300
720,637	4/03	Intra-Asia Entertainment Corp, publicly traded over the counter, —0.3% of our net assets; digital television entertainment	1,607,494	64,857
150	11/99	Rosbon, LLC, privately held — 0.3% of our net assets; real estate development	90,705	61,324
204,080	3/04	eFoodSafety.com, Inc., publicly traded over the counter,— 0.3% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	68,005	61,224
36,923	9/04	Material Technologies, Inc., publicly traded over the counter — 0.2% of our net assets; metal fatigue detection	78,672	50,585
56,916	7/04	eLinear, Inc., publicly traded on the American Stock Exchange — 0.2% of our net assets; technology solutions provider of security	54,424	49,517
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter—0.2% of our net assets; environmental services.	568,006	39,392
29,999	7/04	INyX, Inc., publicly traded over the counter — 0.1% of our net assets; aerosol drug delivery technologies	19,813	29,399
750,000	10/04	U.S. Wireless Online, Inc., publicly traded over the counter — 0.1% of our net assets; wireless internet broadband networks	66,000	24,750
295,500	7/04	Veridium Corp., publicly traded over the counter — 0.1% of our net assets; environmental services business	69,032	14,775
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange, — 0.1% of our net assets; consumer and healthcare products	25,657	13,333
200,000	6/02	FullCircle Registry, Inc., publicly traded over the counter, —0.1% of our net assets; emergency information technology	168,192	12,000
14,796	1/04	GeneThera, Inc., publicly traded over the counter, —0.1% of our net assets; molecular biotechnology products	36,014	10,505
4,000	11/01	Peak Entertainment Holdings, Inc., publicly traded over the counter — 0.1% of our net assets; telecom, educational internet service	12,028	1,000
		Investments with $0 value - See schedule below	7,480,087	—

		TOTAL INVESTMENTS—60.5%	$18,464,518	$13,965,941

		Cash and other assets, less liabilities—39.5%		9,127,002

		Net assets at December 31, 2004—100%		$23,092,943

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).

•	As of December 31, 2004, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., HydroFlo Corporation and Primapharm Funding Corporation.

Shares	Date of Acquisition	Schedule of Investments with $0 Value at December 31, 2004	Original Cost	Fair Value
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held — 0%; construction materials	126,000	—
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter — 0% of our net assets; tire recycling methodologies	1,970,952	—
63,193	3/01	Provision Operation Systems, Inc., publicly traded over the counter —0% of our net assets; health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held— 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held—0% of our net assets; intellectual property development	413,617	—
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter — 0% of our net assets; corporate management	46,949	—
633,750	2/02	Mixed Entertainment, Inc. (formerly Voice & Wireless Corporation), publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held — 0% of our net assets; energy technology	14,040	—
3,871	12/03	Assuretec Holdings, Inc., privately held — 0% of our net assets; security solutions to automate, manage and authenticate identification documents	15,029	—
100,000	8/04	Myrmidon Biomaterials, Inc., privately held — 0.0% of our net assets; biomaterial tendon replacement	—	—
500,000	12/04	Bioflavorance Technology and Research, Inc., privately held — 0.0% of our net assets; develops, manufactures and markets flavors and fragrances	—	—

			$7,480,087	$—

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of June 30, 2005 and 2004 and for the three and six month periods then ended is unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us”, or “UTEK”) as of June 30, 2005 and 2004 and for three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2004. Operating results for the three or six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

The Company

UTEK is a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, medical research centers and federal research laboratories, or similar research settings, are licensed to companies for commercial development and use. UTEK’s goal is to provide its client-companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical research centers and federal research laboratories.

UTEK’s business model generally involves three steps:

•	First, UTEK seeks to enter into a strategic alliance agreement with its client-companies to learn about their technology needs and identify new discoveries that they want to acquire.

•	Second, UTEK forms and capitalizes a new company to acquire the identified technology from a university, medical research center or federal research laboratory.

•	Third, UTEK’s client-companies acquire the identified technology from UTEK in a tax-free stock for stock exchange of shares of UTEK’s newly formed entity for shares of the client-company.

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

In September 2001, UTEK Corporation acquired 100% of the outstanding common stock of UTEK-Pax Ltd., a United Kingdom corporation, in a stock for stock transaction. In May 2002, UTEK acquired 100% of the outstanding common stock of TechEx Acquisition Corporation (“TechEx”) in a stock for stock transaction. TechEx principle assets was the TechEx.com website and database. The TechEx.com website, founded at Yale University, is used by many technology transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. The financial position and results of operation of UTEK-Pax Ltd. and TechEx have been consolidated into the financial position and results of operation of UTEK since the dates of the respective acquisitions.

In November 2003, UTEK acquired the UVentures.com website and certain other intellectual property assets from UVentures, Inc., an innovative Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations.

In November 2004, UTEK acquired the assets of EKMS, Inc., an intellectual property management firm. UTEK purchased the assets of EKMS, Inc. through the acquisition of all of the outstanding shares of common stock of UTEK-EKMS, Inc., a wholly-owned subsidiary of EKMS, Inc., in a tax-free stock-for-stock exchange. EKMS, Inc. was founded in 1986, and provides technical and business expertise to help companies identify, assess, protect and leverage IP assets to enhance market leadership and profitability. The financial position and results of operation of UTEK-EKMS, Inc. have been consolidated into the financial position and results of operation of UTEK since the dates of the acquisition.

In December 2004, we acquired the business and assets of Pharma-Transfer, Ltd., a United Kingdom based pharmaceutical research firm, in a stock transaction. The Pharma-Transfer.com website tracks the research and development efforts of leading universities, research institutions and life science companies in order to locate and deliver advanced technology acquisition opportunities to corporate subscribers in the pharmaceutical industry. The financial position and results of operation of Pharma-Transfer, Ltd. have been consolidated into the financial position and results of operation of UTEK since the date of acquisition.

In December 2004, UTEK acquired 100% of the outstanding common stock of ABM of Tampa Bay, Inc. in a stock for stock transaction. ABM of Tampa Bay, Inc.’s main asset was a piece of vacant commercial land located in Tampa, Florida. The financial position and results of operation of ABM of Tampa Bay, Inc. have been consolidated into the financial position and results of operation of UTEK since the date of acquisition.

In January 2005, we acquired the business and assets of INTRA-DMS, Ltd., in a stock transaction. INTRA-DMS, Ltd. is an intellectual property software company based in Rishon Letzion, Israel. Subsequent to the acquisition, INTRA-DMS., Ltd. changed its name to UTEKip, Ltd. and operates as a wholly owned subsidiary. The financial position and results of operation of UTEKip, Ltd. have been consolidated into the financial position and results of operation of UTEK since the dates of the respective acquisition.

As a BDC, we must be primarily engaged in the business of furnishing capital and making managerial assistance available to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed portfolio companies.

The Company invests in portfolio companies that its management believes are positioned to benefit from the acquisition of new technology. The Company investments in portfolio companies generally are used by the portfolio companies to acquire the license rights to new technologies developed at universities, medical research centers and federal research laboratories. The Company offers to provide portfolio companies with managerial assistance primarily related to technology-transfer. Technology-transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. The Company also may make additional investments in its portfolio companies to fund continued research and development of the acquired technologies.

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

Investments

Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the national securities exchange or by the national securities association. In addition, restricted and unrestricted publicly traded stocks may also be valued at further discounts due to the size of our investment or market liquidity concerns.

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

Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities. All equity securities owned at June 30, 2005 and December 31, 2004, (35.6% and 60.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

Consulting and Information Services

In addition to technology-transfer transactions, we offer strategic alliance consulting services. Strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the portfolio company, or cash. These agreements may be terminated with 30 days notice by either party.

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

The Company’s consolidated subsidiaries, UTEK-Pax Ltd., UTEK-EKMS, Inc. and UTEKip, Ltd. derive their revenue primarily from consulting contracts with third parties. Revenue from consulting contracts is recognized ratably over the term of the contract. These contracts are generally paid in the form of cash.

Information services revenue is derived from the sale of subscriptions to the TechEx.com, UVentures.com and Pharma-Transfer.com websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription.

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

Stock-Based Compensation

At June 30, 2005, the Company had the following two stock-based equity compensation plans: the UTEK Corporation Amended and Restated Stock Option Plan and UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net increase (decrease) in net assets from operations:
As reported	$(742,038)	$(774,189)	$(3,703,211)	$7,652,868
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,261)	(318,648)	(74,261)	(516,820)

Pro forma	$(816,299)	$(1,092,837)	$(3,777,472)	$7,136,048

Net increase (decrease) in net assets from operations per share – Basic:
As reported	$(0.10)	$(.14)	$(0.53)	$1.47
Pro forma	$(0.11)	$(.20)	$(0.54)	$1.37

Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$(0.10)	$(.14)	$(0.53)	$1.39
Pro forma	$(0.11)	$(.20)	$(0.54)	$1.30

During the quarter ended June 30, 2005, there were 5,000 options granted.

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

2. Investments

Equity securities at June 30, 2005 and December 31, 2004 (35.6 % and 60.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

On May 27, 2004, the Company entered into a strategic alliance agreement with eLinear, Inc. The agreement provides for a monthly fee of $10,000 per month of unregistered shares of eLinear, Inc. common stock to be distributed to the Company during the term of the agreement. The Company has recognized consulting fees to date in relation to 116,533 unregistered shares of eLinear, Inc.

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

On September 27, 2004, the Company received 36,923 unregistered shares of common stock from Material Technologies, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 28,094 shares.

On September 28, 2004, the Company received 300,000 unregistered shares of common stock from Uniphyd Corporation in a strategic alliance agreement with Global Fasteners, Inc. In October 2004, the Company received an additional 250,000 shares due to a significant decrease in the value of Uniphyd Corporation. The Company has recognized consulting fees to date relating to 414,997 shares.

On September 30, 2004, the Company received 129,730 unregistered shares of common stock from Pacific Biometrics, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 91,885 shares. The strategic alliance was terminated in August 2004 and 37,845 shares were returned to Pacific Biometrics, Inc.

On October 1, 2004, the Company received 300,000 unregistered shares of common stock from Swiss Medica, Inc. renewing their six-month strategic alliance agreement. The Company has recognized consulting fees to date relating to 300,000 shares.

On October 17, 2004, the Company received 750,000 unregistered shares of common stock from US Wireless Online, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 525,000 shares.

On October 25, 2004, the Company sold its Polyman Technologies, Inc. intellectual property acquisition Company to Health Sciences Group, Inc. for 1,160,000 unregistered shares of Health Sciences Group, Inc.’s common stock in a non-taxable exchange.

On November 16, 2004, the Company received 80,000 unregistered shares of common stock from GreenWorks Corporation in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 49,780 shares.

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

On January 5, 2005, the Company received 48,000 unregistered shares of common stock from Bioflavorance Technology and Research, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 23,360 shares.

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

On March 4, 2005, the Company received 50,000 unregistered shares of common stock from KP Renewables, plc in a strategic alliance agreement with Kwikpower International plc. The Company has recognized consulting fees to date relating to 16,126 shares.

On March 16, 2005, the Company received 6,000,000 unregistered shares of common stock from Small Town Radio, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 1,750,000 shares.

On March 17, 2005, the Company received 30,000 unregistered shares of common stock from Xethanol Corporation in a renewal of the previous strategic alliance agreement. The Company has recognized consulting fees to date relating to 7,500 shares.

On March 22, 2005, the Company received 20,000 unregistered shares of common stock from AdAl Group, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 5,000 shares.

On March 31, 2005, the Company sold its 90% ownership in Anti Depression Biohealth Solutions, Inc. intellectual property acquisition Company to Swiss Medica, Inc. for 1,862,069 unregistered shares of common stock and $96,637.

On April 4, 2005, the Company received 177,671 unregistered shares of common stock from Maelor PLC in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 121,409 shares.

On April 14, 2005, the Company received 224,489 unregistered shares of common stock from NutraCea, Inc. in a strategic alliance agreement with UTEK-EKMS. The Company has recognized consulting fees to date relating to 138,886 shares.

On April 19, 2005, the Company received 480,000 unregistered shares of common stock from WebSky, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 94,667 shares.

On April 25, 2005, the Company received 120,000 unregistered shares of common stock from Rival Technologies, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 21,667 shares.

On May 6, 2005, the Company received 413,482 unregistered shares of common stock from Preservation Sciences, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 62,245 shares.

On May 18, 2005, the Company received 333,333 unregistered shares of common stock from Visijet, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 86,022 shares.

On May 19, 2005, the Company received 555,545 unregistered shares of common stock from Meridex Software Corp. in a license representation agreement with UTEK-EKMS. The Company has recognized consulting fees to date relating to 138,886 shares.

On May 20, 2005, the Company received 54,857 unregistered shares of common stock from Vitacube Systems Holding, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 6,193 shares.

On May 23, 2005, the Company received 166,666 unregistered shares of common stock from Hybrid Fuel Systems, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 34,947 shares.

On May 23, 2005, the Company received 50,000,000 unregistered shares of common stock from Incode Technologies Corporation in a strategic alliance agreement with Inseq Corporation. The Company has recognized consulting fees to date relating to 5,107,527 shares.

On May 31, 2005, the Company received 342,860 unregistered shares of common stock from Fuel FX International, Inc. in a strategic alliance agreement. This agreement was for a combination of UTEK Corporation and UTEK-EKMS services. The Company has recognized consulting fees to date relating to 323,762 shares.

On June 7, 2005, the Company received 750,000 unregistered shares of common stock from Modern Technology Corporation. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 47,917 shares.

On June 28, 2005, the Company received 660,000 unregistered shares of common stock from BP International, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 3,667 shares.

On June 29, 2005, the Company received 118,811 unregistered shares of common stock from Trio Industries Group, Inc. in a strategic alliance agreement. The Company has recognized consulting fees to date relating to 330 shares.

On June 30, 2005, the Company sold its Vigilant Network Technologies, Inc. intellectual property acquisition Company to Manakoa Services Corporation for 5,365,854 unregistered shares of common stock of Manakoa Services Corporation’s common stock in a non-taxable exchange.

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

5. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiaries UTEK-Pax, Ltd. and Pharma Transfer, Ltd. The Israel segment includes UTEK-ip, Ltd.

A summary of revenues and other financial information by reportable operating segment is shown below:

	United Kingdom (1)	Israel (2)	United States	Consolidated
Total assets June 30, 2005	$1,295,919	$433,955	$32,506,537	$34,236,411
Total assets June 30, 2004 (1)	722,328	—	27,746,721	28,469,049

	For the Six Months ended June 30, 2005
	United Kingdom (1)	Israel (2)	United States	Consolidated
Income from operations	$384,310	$39,642	$4,657,374	$5,081,326
Income (loss) before interest, other expense and income taxes	(120,940)	(131,108)	633,978	381,930
Depreciation and amortization	12,863	8,250	35,363	56,476

	For the Six Months ended June 30, 2004
	United Kingdom (1)	Israel (2)	United States	Consolidated
Income from operations	$342,927	$—	$1,992,759	$2,335,686
Income (loss) before interest, other expense and income taxes	25,385	—	108,613	133,998
Depreciation and amortization	715	—	23,523	24,238

	For the Three Months ended June 30, 2005
	United Kingdom (1)	Israel (2)	United States	Consolidated
Income from operations	$175,180	$32,081	$2,335,536	$2,542,797
Income (loss) before interest, other expense and income taxes	(54,466)	(76,520)	206,269	75,283
Depreciation and amortization	6,220	4,964	18,062	29,246

	For the Three Months ended June 30, 2004
	United Kingdom (1)	Israel (2)	United States	Consolidated
Income from operations	$148,495	$—	$1,777,092	$1,925,587
Income (loss) before interest, other expense and income taxes	(7,014)	—	569,411	562,397
Depreciation and amortization	354	—	12,114	12,468

(1)	Pharma Transfer Ltd. was purchased in December 2004, therefore there is no Pharma Transfer Ltd. financial information included in the United Kingdom operations or assets the three and six months ended June 30, 2004.
(2)	UTEK-IP, Ltd. was purchased in January 2005, therefore there is no financial information included for the three and six months ended June 30, 2005.

6. Impact of Recently Issued Accounting Pronouncement

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

7. Subsequent Events

On July 7, 2005, the company purchased 100% of the assets of Knowledge Express Data Systems; a US based on-line IP information service for $1,500,000 in cash. Knowledge Express Data Systems is positioned to service the IP needs of UTEK Corp, its subsidiaries and its customers. The purchase price will be allocated to the underlying assets purchased (and liabilities) based on their estimated fair values. The resulting goodwill from this transaction is currently estimated at $1,500,000.

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

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. The value of investments in publicly traded securities are determined using quoted market prices discounted for restrictions on resale, if any.

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

General

Our primary investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire intellectual property rights, which we refer to as an “intellectual property acquisition company,” for cash and other assets upon the completion of technology transfer. We seek to sell our intellectual property acquisition companies to publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity. We intend to sell our intellectual property acquisition companies to privately owned and publicly traded companies (which we refer to as “portfolio companies” or our “investments”) in tax-free stock for stocks exchanges. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will be sold for cash or other assets in the course of our business, to permit us to acquire additional technologies and to fund our operations.

To facilitate establishing on-going consulting engagements with our clients, we have developed a strategic alliance process. Our strategic alliances are designed to help technology companies enhance their new product pipeline through the acquisition of proprietary intellectual capital primarily from universities and federal laboratories. We normally receive unregistered shares of common stock from our clients as payment for the services we render under our strategic alliance consulting engagements. Whenever appropriate we will seek to receive cash payments as compensation for our services.

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

Financial Condition

The Company’s total assets were $34,236,411 and its net assets were $32,877,715 at June 30, 2005, compared to $25,879,644 and $23,092,943 at December 31, 2004, respectively. Net asset value per share (“NAV”) was $4.46 at June 30, 2005 and $3.85 at December 31, 2004.

Net assets increased by $9,784,772 in the six months ended June 30, 2005 and increased by $12,009,056 in the six months ended June 30, 2004.

The changes in total assets, net assets and net asset value during the three months ended June 30, 2005 were primarily attributable to:

•	An unrealized depreciation on investments of approximately $974,000, mainly due to the decrease in value of Health Sciences Group, Inc. and Xethanol Corp.

•	The sale of some of our investments for approximately $651,000.

•	The use of approximately $2.5 million in cash to fund our operations.

•	The issuance of common stock in connection with an exempt offering and upon the exercise of stock options of approximately $13.3 million.

•	One technology transfer valued at approximately $1.5 million.

The changes in total assets, net assets and net asset value during the three months ended June 30, 2004 were primarily attributable to:

•	An unrealized depreciation on investments of approximately $2.4 million, mainly due to the decrease in the value of our investment in Circle Group Holdings, Inc. Circle Group comprised over 70% of our investment portfolio at value at June 30, 2004

•	The sale of some of our investments for approximately $780,000.

•	The use of approximately $1.4 million in cash to fund our operations.

•	The issuance of common stock in private placement transactions and upon the exercise of stock options of approximately $1.3 million.

•	Two technology transfers valued at approximately $1.4 million.

The Company’s common shares outstanding as of June 30, 2005 were 7,368,019, compared to 6,003,163 at December 31, 2004. The number of our outstanding common shares increased as a result of the issuance of common shares in connection with an exempt offering and upon exercise of employee stock options that were exercised during the quarter ended June 30, 2005.

The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfers transactions and the performance of the equity investments that we receive for these transfers. The Company has invested a substantial portion of its assets in development stage and start-up companies. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations.

At June 30, 2005, $11,486,622 or 98% of our investments consisted of equity securities at fair value in companies whose securities were listed on the American Stock Exchange or the Canadian Venture Exchange or quoted on the OTC Bulletin Board and $234,370 or 2% of our investments consisted of equity securities at fair value in private companies.

At December 31, 2004, $12,703,649 or 91% of our investments consisted of equity securities at fair value in companies whose securities were quoted on the OTC Bulletin Board and $1,262,292 or 9% of our investments consisted of equity securities at fair value in private companies.

A summary of the Company’s investment portfolio is as follows:

	June 30 2005 (Unaudited)	December 31, 2004
Investments, at cost	$21,788,932	$18,464,518
Unrealized appreciation (depreciation), before income taxes	(10,067,940)	(4,498,577)

Investments, at fair value	$11,720,992	$13,965,941

The net decrease in the value of investment securities from $13,965,941 to $11,720,992 in the six months ended June 30, 2005 is primarily due to the following events:

•	The Company entered into eleven new strategic alliance agreements that generated approximately $823,000 in value.

•	The Company sold some of its shares in Circle Group Holdings, Inc., Full Circle Registry, Inc., Telkonet, Inc., E Med Future, Inc. and Magic Media Networks, Inc. with a fair value of $680,000 for $711,000.

•	The Company completed four sales of technology rights valued at $3.2 million.

•	The Company experienced an overall decrease in the value of its public company securities. This decrease is primarily attributable to a decrease in the value of Circle Group Holdings, Inc. of approximately $3 million. The Company’s other investments experienced a net decrease in their fair value of approximately $1 million. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

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

Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Income from operations. Income from operations increased 32% to $2,542,797 for the three months ended June 30, 2005 from $1,925,587 for the three months ended June 30, 2004. Approximately 71% and 86% of our income from operations (revenue) was received in the form of equity securities for the three months ended June 30, 2005 and June 30, 2004, respectively. The increase in income from operations resulted from completing one technology transfer transaction valued at $1,502,439, which was received in the form of common stock, during the period ended June 30, 2005, as compared to two technology transfer transactions valued at $1,406,300, which was received in the form of common stock, completed during the quarter ended June 30, 2004. In the three months ended June 30, 2005, we rendered services in connection with twenty-nine strategic alliance agreements (fifteen of which began in the three months ended June 30, 2005) valued at $331,833, as compared to seven strategic alliance agreements (seven of which began during the quarter ended June 30, 2004) valued at $311,874. Consulting income included income of $600,168 generated from UTEK-Pax Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., and UTEK Information Services comprise the balance of the consulting income. For the quarter ended June 30, 2004, UTEK Pax Ltd. and the UTEK Information Services generated $182,496 of income. We did not acquire UTEK-EKMS, Pharma Transfer Ltd. and UTEKip Ltd. until after the second quarter of 2004.

Our Board of Directors determines the fair value of the shares we receive in the absence of readily determinable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

Expenses. Total operating expenses for the three months ended June 30, 2005 were $2,496,760, consisting of salaries and wages of $581,996, professional fees of $159,701, acquisition of technology rights of $655,122, sales and marketing expenses of $622,012, and general and administrative expenses of $477,929. These expenses compared to the $1,375,658 reported for the three months ended June 30, 2004, consisting of salaries and wages of $334,086, professional fees of $157,045, acquisition of technology rights of $250,000, sales and marketing expenses of $201,504, and general and administrative expenses of $433,023. The 81% increase in total operating expenses was due to the increased costs of completing a large technology transfer transaction, three additional subsidiaries with expenses of approximately $535,000, an increase in personnel and commissions to outside service providers used strictly to generate strategic alliance agreements. It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 74% increase in salaries and wages reflects an increase in UTEK personnel, as well as an additional $200,000 in salaries from UTEK’s new subsidiaries. The 162% increase in acquisition of technology rights expenses was due to the higher cost of completing a large technology transfer transaction. The 209% increase in sales and marketing expenses was due to an increase in the number of our sales personnel, commissions paid to outside service providers used strictly to generate strategic alliance agreements and approximately $160,000 in fees paid to outside research consultants for fulfillment of certain UTEK-EKMS contracts. The 2% increase in professional fees and the 10% increase in general and administrative costs are due to the increase in expenses from the new subsidiaries.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses)

Net realized gains on investments, net of income tax effect, amounted to $115,916 for the three months ended June 30, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	670,068	$240,843
E Med Future, Inc.	220,334	(44,244)
Telkonet, Inc.	20,668	37,317
Magic Media Networks, Inc.	130,000	(15,861)
eFoodSafety.com, Inc.	61,224	(2,355)
Full Circle Registry, Inc.	200,000	(99,784)

Total		$115,916

Net realized gains on investments, net of income tax effect, amounted to $352,028 for the three months ended June 30, 2004 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc	331,500	$433,301
Full Circle Registry, Inc.	188,500	(85,395)
Duraswitch Industries, Inc.	13,782	15,084
Pure Bioscience, Inc.	35,560	(10,962)

Total		$352,028

On a quarterly basis, net realized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Income from operations. Income from operations increased 118% to $5,081,326 for the six months ended June 30, 2005 from $2,335,686 for the six months ended June 30, 2004. Approximately 72% and 71% of our income from operations (revenue) was received in the form of equity securities for the six months ended June 30, 2005 and 2004, respectively. The increase in income from operations was a result of completing four technology transfer transactions with greater value than the two transactions for the six months ended June 30, 2004; additional revenue generated by UTEK-EKMS, Inc., Pharma Transfer, Ltd. and UTEKip, Ltd. of approximately $794,000, which due to the purchase date of these subsidiaries was not included in the quarter ended June 30, 2004 and an increase in investment income of $145,000 as a result of the increase in cash and short term investments. In the six months ended June 30, 2005, we rendered services in connection with thirty two strategic alliance agreements (fifteen of which began in the six months ended June 30, 2005) valued at $594,698, as compared to seventeen strategic alliance agreements (eleven of which began during the six months ended June 30, 2004) valued at $392,148. Other consulting income included income of $1,033,854 from UTEK-Pax Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd. and UTEK Information Services comprised the balance of consulting fee income. Our Board of Directors determines the fair value of the shares we receive in the absence of readily determinable market values. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

Expenses. Total operating expenses for the six months ended June 30, 2005 were $4,755,872 consisting of salaries and wages of $1,019,155, professional fees of $343,773, acquisition of technology rights of $1,226,795, sales and marketing expenses of $1,129,585, and general and administrative expenses of $1,036,564. These expenses compared to the $2,225,926 reported for the six months ended June 30, 2004, consisting of salaries and wages of $511,144, professional fees of $245,194, sales and marketing expenses of $678,461, and general and administrative expenses of $791,127. The 114% increase in total operating expenses was due to an increased number of employees, increased costs of completing sales of technology rights, commissions to outside service providers used strictly to generate strategic alliance agreements and three additional subsidiaries with expenses of approximately $937,000. It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 99% increase in salaries and wages reflects an increase in the number of UTEK employees as well as pay increases and an additional $363,000 in salaries from the new subsidiaries. The 391% increase in acquisition of technology rights expenses was due to completing four technology transfer transactions in the six months ended June 30, 2005 as compared to two for the six months ended June 30, 2004. The 164% increase in sales and marketing expenses was due to commissions to outside service providers used strictly to generate strategic alliance agreements and a significant increase in the number of sales personnel, and the approximately $279,000 in fees paid to outside research consultants for fulfillment of certain UTEK-EKMS contracts. The 36% decrease in professional fees is largely due a significant decrease in accounting fees, professional fees that were associated with a specific first quarter project in 2004 that were not repeated in 2005, as well as a decrease in legal fees. The 31% increase in general and administrative costs is largely due to the cost of additional outside services related to the UK listing, an additional $241,000 in general and administrative expenses from the UTEK’s new subsidiaries and an increase in costs related to the increase in the number of employees.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses)

Net realized gains on investments, net of income tax effect, amounted to $141,049 for the six months ended June 30, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	715,068	$273,012
E Med Future, Inc.	238,834	(51,280)
Telkonet, Inc.	20,668	37,317
Magic Media Networks, Inc.	130,000	(15,861)
eFoodSafety.com, Inc.	61,224	(2,355)
Full Circle Registry, Inc.	200,000	(99,784)

Total		$141,049

Net realized gains on investments, net of income tax effect, amounted to $1,266,711 for the six months ended June 30, 2004 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc	331,500	$1,347,984
Full Circle Registry, Inc.	188,500	(85,395)
Duraswitch Industries, Inc.	13,782	15,084
Pure Bioscience, Inc.	35,560	(10,962)

Total		$1,266,711

On a quarterly basis, net realized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Changes in Unrealized Appreciation or Depreciation.

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At June 30, 2005, approximately 35.6% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to fair value price such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. Since there is typically no readily available market value for the investments in our portfolio, we value all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized depreciation on our investments, net of taxes, was $886,667 for the three months ended June 30, 2005, compared to net unrealized depreciation of $1,469,070 on our investments for the three months ended June 30, 2004. The net unrealized depreciation consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended June 30, 2005 and 2004. There was a significant decrease in the value in our investment in Health Sciences Group, Inc. for the three months ended June 30, 2005, which was offset by a significant increase in our investment in Circle Group Holdings, Inc. The other investments as a whole had a net depreciation for the three months ended June 30, 2005. For the three months ended June 30, 2004, there was a significant decrease in the value in our investment in Circle Group Holdings, Inc., as well as minor decreases in some of our other investments. However, this was offset slightly by an increase in appreciation related to our investments in Duraswitch Industries, Inc., Intra-Asia Entertainment Corp. (formerly GloTech Industries, Inc.), AssureTec Holdings Inc. and eFoodSafety.com, Inc.

The Company’s most significant portfolio investments are in Circle Group Holdings, Inc., Health Sciences Group, Inc., Manakoa Services Company and Xethanol Corporation at June 30, 2005. The following is a simplified summary of the methodology that we used to determine the fair value of this investment.

Circle Group Holdings, Inc. At June 30, 2005, the fair value of our investment in Circle Group was approximately $3.2 million. The fair value of our investment in Circle Group increased by approximately $1.3 million for the three months ended June 30, 2005. The increase in the fair value of our investment in Circle Group resulted from our Board of Directors determination that our investment in Circle Group had appreciated by 67% in fair value. In determining the fair value of our investment in Circle Group, our Board of Directors discounted the public market value of Circle Group Holdings shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Manakoa Services Company At June 30, 2005, the fair value of our investment in Manakoa Services Company was approximately $2.1. The fair value of our investment in Manakoa Services Company increased by approximately $1.5 for the three months ended June 30, 2005. The increase was due to the completion of a technology-transfer valued at $1.5. In determining the fair value of our investment in Manakoa Services Company, our Board of Directors discounted the public market value of Manakoa Services Company’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Health Sciences Group, Inc. At June 30, 2005, the fair value of our investment in Health Sciences Group was approximately $1.7 million. The fair value of our investment in Health Sciences Group decreased by approximately $1.1 for the three months ended June 30, 2005. The decrease in the fair value of our investment in Health Sciences Group resulted from our Board of Directors determination that our investment in Health Sciences Group had depreciated by 40% in fair value. In determining the fair value of our investment in Health Sciences Group, our Board of Directors discounted the public market value of Health Sciences Group’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

Xethanol Corp. At June 30, 2005, the fair value of our investment in Xethanol was approximately $1.5 million. The fair value of our investment in Xethanol decreased by approximately $600,000 for the three months ended June 30, 2005. The remaining decrease in the fair value of our investment in Xethanol resulted from our Board of Directors determination that our investment in Xethanol had appreciated by 28% in fair value. In determining the fair value of our investment in Health Sciences Group, our Board of Directors discounted the public market value of Xethanol Corp’s shares of common stock in light of the legal restrictions imposed upon our resale of such shares.

On a quarterly basis net unrealized appreciation and depreciation can vary substantially, due to a variety of factors. Therefore, quarterly net unrealized appreciation and depreciation should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

Net assets increased 42% to $32,877,715 at June 30, 2005 from $23,092,943 at December 31, 2004. This increase was primarily attributable to the completion of an exempt offering of shares of our common stock totaling $12.5 million, net of offering costs, during the six months and by completion of four technology transfer transactions valued at $3.2 million, offset by a $4.0 million of net unrealized depreciation in the value of our non-controlled affiliate investments.

On June 30, 2005 and December 31, 2004, we had $19,606,513 and $9,320,108 respectively, in cash and cash equivalents, and short term investments. In the six months ended June 30, 2005, 72% or our income from operations was paid in the form of equity securities. Our goal is to monetize the equity stakes we receive in consideration for the technology rights transactions and our consulting services.

Recent Developments

Risk Factors

Investing in us involves significant risks relating our business and investment objective. As a result, there can be no assurance that we will achieve its investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risk associated with possible disruption in our operations due to terrorism;

•	future regulatory actions and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Our financial results are largely dependent upon the performance of Health Science Group, Inc., Circle Group Holdings, Inc., Manakoa Servcies Corporation and Xethanol Corp.

Our financial results are largely dependent upon the performance of Circle Group Holdings, Inc., Manakoa Services Company, Health Science Group, Inc., and Xethanol Corp. As of June 30, 2005, the value of our investment in these companies was approximately $8.6 million, which constituted approximately 26.1% of our net assets.

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

Our investment model is highly speculative in nature.

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

Our portfolio companies depend upon the research activities of universities, medical research centers and federal research laboratories. Neither we, nor our portfolio companies, have any control over the research activities of universities, medical research centers and federal research laboratories. As neither we nor our portfolio companies provide supervision of any universities, medical research centers and federal research laboratories, we cannot warrant that the research will be done properly and that the results, which we may license will be reproducible. In addition, we have no control over what types of research are presented to us by universities, medical research centers and federal research laboratories for evaluation and commercial development. Further, the licenses to technologies that our portfolio companies obtain may be non-exclusive.

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

Our ability to invest in certain private and public companies may be limited to certain circumstances.

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

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of marginable securities under the Federal Reserve’s margin rules to include any non-equity security. Thus any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of the reviewing the SEC’s proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations. Until the SEC or its staff has taken a final public position with respect to the issue discussed above. We will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with any future administrative position or action taken by the SEC.

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

We may be unable or decide not to make additional cash investments in our portfolio companies which could result in our losing our initial investment if the portfolio company fails.

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

At June 30, 2005 and December 31, 2004, investments amounting to $11,720,992 or 35.6% of net assets and $13,965,941 or 60.5% of net assets, respectively, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

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

At June 30, 2005, $11,486,622 or 34% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange or Canadian Venture Exchange. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or the American Stock Exchange, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange.

Changes in the law or regulations that govern us could have a material impact on our operations.

Any change in the law or regulations that govern our business could have a material impact on us, or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

We are subject to certain risks associated with our foreign operations.

We have operations in the United Kingdom and Israel. Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	foreign customers who may have longer payment cycles than customers in the United States;
•	tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements, exchange controls or other restrictions;
•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;
•	difficulties associated with managing a large organization spread throughout various countries;
•	difficulties in enforcing intellectual property rights; and
•	required compliance with a variety of foreign laws and regulations.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

One of our current stockholders has significant influence over our management and affairs.

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 27% of our common stock as of August 1, 2005. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

Internal	Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of June 30, 2005, the Company was not a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

10.1	—	Form of incentive stock option agreement.

10.2	—	Form of nonqualified stock option agreement.

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: August 8, 2005	/s/ Clifford M. Gross
Clifford M. Gross
Chairman and Chief Executive Officer

Date: August 8, 2005	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer