Form 10-Q
period 2005-09-30
UTEK CORP
filed 2005-11-07
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On November 4, 2005, there were 7,900,255 shares outstanding of the Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statement of Net Assets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $24,438,591 and $18,464,518 at September 30, 2005 and December 31, 2004, respectively)	$23,244,853	$13,965,941
Cash and cash equivalents	3,994,598	3,785,873
Short-term investments	15,282,538	5,534,235
Accounts and notes receivable, net of allowance for bad debt	2,141,255	189,888
Prepaid expenses and other assets	368,476	263,203
Fixed assets, net	299,113	410,440
Goodwill	3,154,059	1,517,922
Intangible assets	369,137	212,142

TOTAL ASSETS	48,854,029	25,879,644

LIABILITIES
Accrued expenses	794,509	683,272
Deferred revenue	1,646,832	788,888
Deferred income taxes	2,497,117	1,314,541

TOTAL LIABILITIES	4,938,458	2,786,701

NET ASSETS	$43,915,571	$23,092,943

Commitments and Contingencies

Composition of net assets:
Common stock, $.01 par value, 19,000,000 shares authorized; 7,888,673 and 6,003,163 shares issued and outstanding at September 30, 2005 and at December 31, 2004, respectively	$78,887	$60,032
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	39,924,642	20,959,242
Accumulated income:
Accumulated net operating income	8,182,502	4,246,227
Net realized gain (loss) on investments, net of income taxes	(3,546,874)	490,580
Net unrealized appreciation (depreciation) of investments, net of deferred income taxes	(744,534)	(2,805,763)
Foreign currency translation adjustment	20,948	142,625

Net assets	$43,915,571	$23,092,943

Net asset value per share	$5.57	$3.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Income from operations:
Sale of technology rights	$9,286,961	$1,525,949	$12,466,301	$2,932,249
Consulting and other services	1,010,452	488,387	2,745,145	1,395,046
Investment income, net	150,970	26,150	318,263	48,877

	10,448,383	2,040,486	15,529,709	4,376,172

Expenses:
Salaries and wages	812,751	228,550	1,831,906	739,694
Professional fees	204,133	122,234	547,906	367,428
Acquisition of technology rights	2,144,467	370,000	3,371,262	620,000
Sales and marketing	538,012	323,834	1,667,597	752,295
General and administrative	763,307	271,811	1,799,871	1,062,938

	4,462,670	1,316,429	9,218,542	3,542,355

Income before income taxes	5,985,713	724,057	6,311,167	833,817

Provision for income taxes	2,252,424	251,871	2,374,892	297,117

Net income from operations	3,733,289	472,186	3,936,275	536,700

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of ($2,766,652) and ($2,435,937) for the three and nine months ended September 30, 2005, respectively, and $67,843 and $832,094 for the three and nine months ended September 30, 2004, respectively	(4,178,503)	112,446	(4,037,454)	1,379,157

Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense (benefit) of $2,765,722 and $1,243,611 for the three and nine months ended September 30, 2005, respectively, and ($4,698,376) and ($884,311) for the three and nine months ended September 30, 2004, respectively	6,108,475	(7,787,343)	2,061,229	(1,465,700)

Net increase (decrease) in net assets from operations	$5,663,261	$(7,202,711)	$1,960,050	$450,157

Net increase (decrease) in net assets from operations per share:
Basic	$0.75	$(1.28)	$0.28	$0.08
Diluted	$0.74	$(1.28)	$0.28	$0.08
Weighted average shares:
Basic	7,563,853	5,616,324	6,957,300	5,417,886
Diluted	7,685,283	5,616,324	7,104,371	5,727,547

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30
	2005	2004
Operating Activities:
Net increase in net assets from operations	$1,960,050	$450,157
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operations:
Change in net unrealized depreciation (appreciation) of investments	(3,304,838)	2,350,011
Depreciation and amortization	100,177	38,180
(Gain) loss on sale of investments	6,473,482	(2,211,251)
Deferred income taxes	1,182,576	244,907
Investment securities received in connection with the technology transfer transactions	(12,368,870)	(2,932,249)
Consulting and other services rendered in exchange for investment securities	(1,207,201)	(689,195)
Changes in operating assets and liabilities:
Accounts receivable	93,433	107,690
Prepaid expenses and other assets	(7,796)	96,824
Deferred revenue	425,894	(74,687)
Accrued expenses	21,914	44,217

Net cash used in operating activities	(6,631,179)	(2,575,396)

Investing Activities:
Proceeds received on sale of investments	1,713,437	2,484,204
Purchase of short term investments	(9,748,303)	—
Acquisition of Knowledge Express (net cash acquired $26,423)	(1,473,577)	—
Purchases of investment securities	(545,800)	(4,507,543)
Purchases of fixed assets	(104,046)	(65,646)

Net cash used in investing activities	(10,158,289)	(2,088,985)

Financing Activities:
Payments on bank debt	(23,516)	—
Net proceeds from issuance of common stock (including the exercise of common stock options)	17,034,255	7,291,591

Net cash provided by financing activities	17,010,739	7,291,591

Foreign currency translation adjustment	(12,546)	7,878

Increase in cash and cash equivalents	208,725	2,635,088

Cash and cash equivalents at beginning of period	3,785,873	3,704,327

Cash and cash equivalents at end of period	$3,994,598	$6,339,415

Supplemental Disclosures of Non-Cash Investing Activities
125,715 Shares of Common Stock issued in settlement of Note Payable		$847,890
119,134 Shares of Common Stock issued to purchase Ybor City Group, Inc.	$1,650,000
19,895 Shares of Common Stock issued to purchase INTRA-DMS, Ltd. for $300,000 of unregistered shares of common stock in conjunction with the acquisition, liabilities were assumed as followed:
Fair value of assets acquired	$502,035
Consideration given	(300,000)

Liabilities assumed	$202,035

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30
	2005	2004
Changes in net assets from operations:

Net income from operations	$3,936,275	$536,700
Net realized gain (loss) on sale of investments, net of related income taxes	(4,037,454)	1,379,157
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	2,061,229	(1,465,700)

Net increase in net assets from operations	1,960,050	450,157

Capital stock transactions:

Proceeds from issuance of common stock net of offering costs of $2,036,042 and $935,758 for the nine months ended September 30, 2005 and 2004, respectively	15,794,705	7,586,531
Proceeds from the exercise of common stock options, for the nine months ended September 30, 2005 and 2004, respectively	1,239,550	552,950
Unregistered shares of common stock issued in acquisition of UTEKip, Ltd.	300,000	—
Unregistered shares of common stock issued in acquisition of Ybor City Group, Inc.	1,650,000	—

Net increase in net assets from stock transactions	18,984,255	8,139,481
Foreign currency translation adjustment	(121,677)	7,878

Net increase in net assets	20,822,628	8,597,516
Net assets at beginning of period	23,092,943	11,152,370

Net assets at end of period	$43,915,571	$19,749,886

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Nine Months Ended September 30
	2005	2004
PER SHARE INFORMATION (1)

Net asset value, beginning of period	$3.85	$2.33
Net increase (decrease) from operations (1)	0.55	0.08
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes (1)	(1.48)	(.46)
Foreign currency translation adjustment (1)	(0.02)	—
Net increase from issuance of shares of common stock (1)	2.67	1.42

Net assets value, end of period	$5.57	$3.37

Per share market value, end of period	$14.00	$15.15

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$43,915,571	$19,749,886
Ratio of expenses to average net assets (2)	28%	23%
Ratio of net income to average net assets	12%	3%
Diluted weighted average number of shares outstanding during the period	7,104,371	5,727,547

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Excluding income taxes.

See accompanying notes

UTEK CORPORATION

Schedule of Investments – (unaudited)

September 30, 2005

Shares	Date of Acquisition	Common and preferred stock in non-controlled affiliates —53.0% of our net assets (1)	Original Cost	Fair Value
1,200,275	4/04	Xethanol Corp., publicly traded over the counter, — 12.2% of our net assets; bioethanol and derivative products	$3,463,007	$5,329,221
6,343,573	4/04	HydroFlo, Inc., publicly traded over the counter, — 8.4% of our net assets; waste water treatment solutions	854,602	3,679,272
10,000,000	8/05	Industrial Biotechnology Corp., privately held, — 4.6% of our net assets: manufactures and markets flavors and fragrances	2,000,000	2,000,000
1,000	11/99	UTEK Real Estate Holdings, Inc., privately held, — 4.4% of our net assets; real estate development	2,041,605	1,906,353
2,213,137	1/02	Circle Group Holdings, Inc., publicly traded on the American Stock Exchange, — 4.2% of our net assets; small business holding company	683,219	1,836,904
3,123,703	3/04	Health Sciences Group, Inc., publicly traded over the counter, — 3.9% of our net assets; nutraceutical and pharmaceutical products	1,685,189	1,718,037
484,782,608	9/05	INSEQ Corp., publicly traded over the counter, — 3.9% of our net assets; waste minimization	2,434,783	1,696,739
6,400,717	4/05	Fuel FX International, Inc., privately held, — 2.9% of our net assets; reductional environmental emissions	1,280,142	1,280,143
7,647,561	4/04	Manakoa Services Company, publicly traded over the counter, — 1.6% of our net assets; compliance analysis and monitoring	2,258,837	688,280
2,100,000	3/04	Swiss Medica, Inc., publicly traded over the counter, — 0.7% of our net assets; health bioscience products	381,268	315,000
50,000	7/05	Israel Technology Acquisition Corp., publicly traded over the counter, — 0.7% of our net assets; special purpose acquisition corporation	300,000	305,000
40,000	7/05	Fortress America Acquisition Corp., publicly traded over the counter, — 0.5% of our net assets; special purpose acquisition corporation	240,000	240,800
645,000	3/03	Sequiam Corp., publicly traded over the counter, — 0.5% of our net assets; authentication and biometrics technologies	185,726	232,200
750,000	10/04	U.S. Wireless Online, Inc., publicly traded over the counter, — 0.4% of our net assets; wireless broadband networks	66,000	180,000
224,489	4/05	NutraCea International Corp., publicly traded over the counter, — 0.4% of our net assets; rice bran research and development	92,040	172,856
720,637	4/03	Intra-Asia Entertainment Corp., publicly traded over the counter, — 0.3% of our net assets; digital television entertainment	1,607,494	151,334
118,811	6/05	Trio Industries Group, Inc, publicly traded over the counter, — 0.3% of our net assets; protective powder coating	64,246	146,138
261,234	7/04	eLinear, Inc., publicly traded on the American Stock Exchange, — 0.2% of our net assets; telecommunication security provider	190,763	128,005
120,000	4/05	Rival Technologies, Inc., publicly traded over the counter, — 0.2% of our net assets; diesel engine technologies	82,104	98,400
40,000	8/05	Broadcast International, Inc., publicly traded over the counter, — 0.2% of our net assets; telecommunication	80,916	94,400
800,000	9/05	Quest Minerals & Mining Corp., publicly traded over the counter, — 0.2% of our net assets; coal and mineral mining	81,228	70,400
413,482	5/05	Preservation Sciences Inc., publicly traded over the counter, — 0.2% of our net assets; metal and concrete coatings	—	70,292
20,000	3/05	AdAl Group, Inc. publicly traded over the counter, — 0.2% of our net assets; aluminum extruded products manufacturer	72,912	67,200
342,857	9/05	American Soil Technologies Inc., publicly traded over the counter, — 0.1% of our net assets; fertilizer innovation	75,996	65,143
85,714	9/05	New Life Scientific, Inc., publicly traded over the counter, — 0.1% of our net assets; pharmaceutical biotechnologies	81,816	64,285

54,857	5/05	Vitacube Systems Holding, Inc., publicly traded over the counter, — 0.1% of our net assets; specialty nutraceuticals	84,852	63,086
31,413	9/05	Advanced 3-D Ultrasound Services, Inc., publicly traded over the counter, — 0.1% of our net assets; energy saving technologies	71,256	60,627
91,885	10/04	Pacific Biometrics, Inc., publicly traded over the counter, — 0.1% of our net assets; specialty central laboratory services	59,356	59,725
660,000	6/05	BP International, Inc., publicly traded over the counter, — 0.1% of our net assets; shade structures	78,852	51,480
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter, —0.1% of our net assets; environmental services	568,006	49,000
50,000	3/05	Kwikpower International plc, privately held, — 0.1% of our net assets; renewable energy	94,500	47,500
166,666	5/05	Hybrid Fuel Systems, Inc., publicly traded over the counter, — 0.1% of our net assets; patented natural gas/diesel dual fuel technology	78,852	45,000
175,000	11/04	SinoFresh Healthcare, Inc., publicly traded over the counter, — 0.1% of our net assets; treatment of inflammatory and infectious diseases	101,500	40,250
221,033	4/04	Power3 Medical Products, Inc., publicly traded over the counter, —.1% of our net assets; healthcare products	223,984	37,576
925,166	6/03	E Med Future, Inc., publicly traded over the counter, — 0.1% of our net assets; needle destruction device	489,624	30,530
310,992	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 0.1% of our net assets; digital display monitor networks	54,173	31,099
555,545	5/05	Meridex Software Corp., publicly traded over the counter, — 0.1% of our net assets; software development company	28,888	29,999
29,999	7/04	INyX, Inc., publicly traded over the counter, — 0.1% of our net assets; aerosol drug delivery	19,813	28,499
142,856	3/04	eFoodSafety.com Inc., publicly traded over the counter,— 0.1% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	47,801	27,143
36,923	9/04	Material Technologies, Inc., publicly traded over the counter, — 0.1% of our net assets; metal fatigue detection	78,672	23,631
176,250	4/05	Maelor PLC, publicly traded over the counter, — 0.1% of our net assets; products for niche healthcare applications	24,147	22,560
750,000	6/05	Modern Technology Corporation, publicly traded over the counter, — 0.1% of our net assets; technology development and acquisition company	82,152	15,000
480,000	4/05	Websky Inc., publicly traded over the counter, — 0.1% of our net assets; broadband wireless	—	14,880
133,333	4/04	Jenex Corp., publicly traded Canadian Venture Exchange, — 0.1% of our net assets; consumer and healthcare products	25,657	10,933
295,500	7/04	Veridium Corp., publicly traded over the counter, — 0.1% of our net assets; environmental services business	69,032	8,865
333,333	5/05	Advanced Refractive Technologies, Inc (formerly Visijet, Inc.), publicly traded over the counter, — 0.1% of our net assets; ophthalmic technologies	40,998	6,333
14,796	1/04	GeneThera, Inc., publicly traded over the counter, —0.1% of our net assets; molecular biotechnology products	36,014	4,735

		Investments with $0 value - See schedule below	1,776,569	—

		TOTAL INVESTMENTS— 53%	$24,438,591	$23,244,853

		Cash and other assets, less liabilities— 47%		20,670,718

		Net assets at September 30, 2005—100%		$43,915,571

Notes to Schedule of Investments:

•	The above investments with the exception of UTEK Real Estate Holdings, Inc. are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements).

•	As of September 30, 2005, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc., Israel Technology Acquisition Corp. and Fortress America Acquisition Corp. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Clean Water Technologies, Inc., INSEQ Corp., Stealth MediaLabs, Inc., HydroFlo, Inc., Health Sciences Group, Inc., Manakoa Services Corporation, and Fuel FX International, Inc.

(1)	We own 100% of UTEK Real Estate Holdings, Inc., which has three subsidiaries; Rosbon LLC, ABM of Tampa Bay, Inc. and Ybor City Group, Inc. We own 150 shares of the total shares outstanding of Rosbon LLC and all of the outstanding shares of ABM of Tampa Bay, Inc. and Ybor City Group, Inc.

Schedule of Investments with $0 Value at September 30, 2005

Shares	Date of Acquisition		Original Cost	Fair Value
4,221,165	4/01	Stealth MediaLabs, Inc. publicly traded over the counter – 0% of our net assets; software products	$1,708,000	$—
100,000	8/04	Myrmidon Biomaterials, Inc., privately held — 0% of our net assets; biomaterial tendon replacement	—	—
480,000	8/04	TenthGate, Inc., privately held — 0% of our net assets; healthcare related products and services	—	—
550,000	9/04	Uniphyd Corporation, publicly traded over the counter — 0% of our net assets; develops and operates managed care plans	68,569	—
500,000	12/04	Bioflavorance Technology and Research, Inc., privately held — 0.0% of our net assets; develops, manufactures and markets flavors and fragrances	—	—

			$1,776,569	$—

Upon approval from the Board of Directors, management made the decision to sell some of the investments that the Company has carried on its financial statements with a zero value for several quarters. Maintaining these investments was costly and the likelihood of future value was minimal. The following investments were included in the group of zero value shares: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2004

Shares	Date of Acquisition	Common stock in non-controlled affiliates—60.5% of our net assets	Original Cost	Fair Value
3,615,705	1/02	Circle Group Holdings, Inc., publicly traded on the American Stock Exchange, — 29.4% our net assets; small business holding company	$851,527	$6,797,526
2,460,000	3/04	Health Sciences Group, Inc., publicly traded over the counter, — 5.1% of our net assets; nutraceutical and pharmaceutical products	1,168,826	1,180,800
2,550,000	4/04	Manakoa Services Company, publicly traded over the counter, — 5.0% of our net assets; compliance analysis and monitoring	831,520	1,147,500
432,387	4/04	Xethanol Corporation., privately held ,— 4.7% of our net assets; bioethanol products	1,043,075	1,080,968
6,708,529	4/04	HydroFlo, Inc., publicly traded over the counter, — 4.4% of our net assets; business development company	923,944	1,006,279
20,550,000	9/04	Uniphyd Corporation, publicly traded over the counter, — 2.3% of our net assets; develops and operates managed care plans	588,568	534,300
1,284,000	6/03	E Med Future, Inc., publicly traded over the counter, — 2.0% of our net assets; needle destruction device	684,909	462,240
9,255,882	2/04	Zkid Network Company, publicly traded over the counter, — 1.3% of our net assets; developer of proprietary software	984,437	305,444
80,000	11/04	GreenWorks Corporation, publicly traded over the counter, — 0.7% of our net assets; environmental engineering and brownfield development	84,660	155,200
500,000	3/04	Swiss Medica, Inc., publicly traded over the counter, — 0.6% of our net assets; bioscience products	79,628	140,000
221,033	4/04	Power3 Medical Products, Inc., publicly traded over the counter, —0.6% of our net assets; healthcare products	223,984	130,410
120,000	11/04	Xeminex Macedonia Ltd. privately held, — 0.5% of our net assets; extraction of metals and minerals from ores and industrial wastes	120,000	120,000
645,000	3/03	Sequiam Corporation, publicly traded over the counter, — 0.5% of our net assets; biological authentication and biometrics technologies	185,726	116,100
129,730	10/04	Pacific Biometrics, Inc., publicly traded over the counter, — 0.5% of our net assets; specialty central laboratory services	83,796	105,081
20,668	2/04	Telkonet, Inc., publicly traded over the counter, — 0.4% of our net assets; networking and internetworking products	39,110	87,632
175,000	11/04	SinoFresh Healthcare, Inc., publicly traded over the counter, — 0.4% of our net assets; therapies to treat inflammatory and infectious diseases	101,500	87,500
545,000	12/03	Magic Media Networks, Inc., publicly traded over the counter, — 0.3% of our net assets; digital display monitor networks	125,179	76,300
720,637	4/03	Intra-Asia Entertainment Corp, publicly traded over the counter, —0.3% of our net assets; digital television entertainment	1,607,494	64,857
150	11/99	Rosbon, LLC, privately held, — 0.3% of our net assets; real estate development	90,705	61,324
204,080	3/04	eFoodSafety.com, Inc., publicly traded over the counter,— 0.3% of our net assets; safety of fruit, vegetables, poultry, beef and seafood	68,005	61,224
36,923	9/04	Material Technologies, Inc., publicly traded over the counter, — 0.2% of our net assets; metal fatigue detection	78,672	50,585
56,916	7/04	eLinear, Inc., publicly traded on the American Stock Exchange, — 0.2% of our net assets; technology solutions provider of security	54,424	49,517
960,779	6/99	Clean Water Technologies, Inc., publicly traded over the counter, —0.2% of our net assets; environmental services.	568,006	39,392
29,999	7/04	INyX, Inc., publicly traded over the counter, — 0.1% of our net assets; aerosol drug delivery technologies	19,813	29,399
750,000	10/04	U.S. Wireless Online, Inc., publicly traded over the counter, — 0.1% of our net assets; wireless internet broadband networks	66,000	24,750
295,500	7/04	Veridium Corp., publicly traded over the counter, — 0.1% of our net assets; environmental services business	69,032	14,775
133,333	4/04	Jenex Corporation, publicly traded Canadian Venture Exchange, — 0.1% of our net assets; consumer and healthcare products	25,657	13,333
200,000	6/02	FullCircle Registry, Inc., publicly traded over the counter, — 0.1% of our net assets; emergency information technology	168,192	12,000
14,796	1/04	GeneThera, Inc., publicly traded over the counter, — 0.1% of our net assets; molecular biotechnology products	36,014	10,505
4,000	11/01	Peak Entertainment Holdings, Inc., publicly traded over the counter, — 0.1% of our net assets; telecom, educational internet service	12,028	1,000
		Investments with $0 value - See schedule below	7,480,087	—

		TOTAL INVESTMENTS—60.5%	$18,464,518	$13,965,941

		Cash and other assets, less liabilities—39.5%		9,127,002

		Net assets at December 31, 2004—100%		$23,092,943

Notes to Schedule of Investments:

•	The above investments with the exception of Rosbon, LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements).

•	As of December 31, 2004, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	We own more than 10% of the outstanding common stock of Image Analysis, Inc., Nubar, Inc., Clean Water Technologies, Inc., Rosbon LLC, Stealth MediaLabs, Inc., HydroFlo, Inc. and Primapharm Funding Corporation.

Schedule of Investments with $0 Value at December 31, 2004

Shares	Date of Acquisition		Original Cost	Fair Value
1,344,300	1/99	ClearImage, Inc., (formerly Image Analysis, Inc.) privately held, — 0% of our net assets; medical and hospital equipment developer	$1,349,775	$—
900,000	5/99	Nubar, Inc., privately held, — 0%; construction materials	126,000	—
136,093	3/00	Graphco Holdings Corp., publicly traded over the counter, — 0% of our net assets; developer of e-commerce technologies	959,606	—
2,094,052	6/00	Advanced Recycling Sciences, Inc., publicly traded over the counter, — 0% of our net assets; tire recycling methodologies	1,970,952	—
63,193	3/01	Provision Operation Systems, Inc., publicly traded over the counter, — 0% of our net assets; health care technology	39,614	—
4,221,165	4/01	Stealth MediaLabs, Inc,. publicly traded over the counter, — 0% of our net assets; software products	1,708,000	—
1,493,550	9/01	Prime Pharmaceutical Corporation, privately held, — 0% of our net assets; pharmaceutical developments in dermatology	783,344	—
1,000,000	11/01	Primapharm Funding Corporation, privately held, — 0% of our net assets; intellectual property development	413,617	—
47,615	1/02	Silver Screen Studios, Inc. (formerly Group Management Corporation), publicly traded over the counter, — 0% of our net assets; corporate management	46,949	—
633,750	2/02	Mixed Entertainment, Inc. (formerly Voice & Wireless Corporation), publicly traded over the counter, — 0% of our net assets; internet/technology services and products	53,161	—
48,000	4/02	Hydrogen Technology Applications, Inc., privately held, — 0% of our net assets; energy technology	14,040	—
3,871	12/03	Assuretec Holdings, Inc., privately held, — 0% of our net assets; security solutions to automate, manage and authenticate identification documents	15,029	—
100,000	8/04	Myrmidon Biomaterials, Inc., privately held, — 0% of our net assets; biomaterial tendon replacement	—	—
500,000	12/04	Bioflavorance Technology and Research, Inc., privately held, — 0% of our net assets; develops, manufactures and markets flavors and fragrances	—	—

			$7,480,087	$—

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of September 30, 2005 and 2004 and for the three and ninth month periods then ended is unaudited)

1. Basis of Presentation

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us”, or “UTEK”) as of September 30, 2005 and 2004 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

2. Stock-Based Compensation

At September 30, 2005, the Company had the following two stock-based equity compensation plans: the UTEK Corporation Amended and Restated Stock Option Plan (the “1999 Plan”) and UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan (the “2000 Plan”). The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net increase (decrease) in net assets from operations and the related per share amounts if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee awards.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net increase (decrease) in net assets from operations:
As reported	$5,663,261	$(7,202,711)	$1,960,050	$450,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(106,146)	(38,371)	(167,302)	(93,098)

Pro forma	$5,557,115	$(7,241,082)	$1,792,748	$357,059

Net increase (decrease) in net assets from operations per share – Basic:
As reported	$0.75	$(1.28)	$0.28	$.08
Pro forma	$0.73	$(1.29)	$0.26	$.07

Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$0.74	$(1.28)	$0.28	$.08
Pro forma	$0.72	$(1.29)	$0.25	$.06

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of grants was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Dividend yield	0.00%	0.00%
Expected volatility	14.88%	28.11%
Risk-free interest rate	3.76% - 4.13%	2.78% - 5.91%
Expected life	4 years	5 years

During the three and nine month periods ended September 30, 2005, there were 148,000 and 183,000 options granted, respectively. Options to purchase 272,000 and 120,000 shares of common stock for the three and nine month periods ended September 30, 2005, were not included in the computation of net asset value per share because the effect of such options would be anti-dilutive. Options to purchase 40,000 shares of common stock for the three and nine month periods ended September 30, 2004, were not included in the computation of net asset value per share because the effect of such options would be anti-dilutive.

Following the Annual Meeting of Stockholders of UTEK Corporation on August 12, 2005, the Company amended and restated the 1999 Plan to increase the number of shares available to be issued upon exercise of options granted under the 1999 Plan from 685,000 to 1,385,000.

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

3. Investments in Non-Controlled Affiliates

The Company invests in portfolio companies that its management believes are positioned to benefit from the acquisition of new technology. Usually we execute our investments in portfolio companies through the creation and capitalization of a new company, which we refer to as an intellectual property acquisition company, to acquire a new technology. We will then seek to sell such intellectual property acquisition company to a company in a non-taxable exchange of shares. In connection with such technology-transfer transactions, we typically receive shares of unregistered common stock in the company in exchange for the securities of our intellectual property acquisition company.

In addition to technology-transfer transactions, we offer strategic alliance consulting services. Strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the client company, or cash. These agreements may be terminated typically with 30 days notice by either party.

Equity securities at September 30, 2005 and December 31, 2004 (53% and 60.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

On September 30, 2005, the Company entered into an agreement and plan of acquisition with Ybor City Group, Inc. to acquire all of its issued and outstanding shares of capital stock for an aggregate purchase price of $3,150,000. Ybor City Group is a real estate holding company that owns a commercial real estate property in Tampa, Florida. UTEK financed the acquisition through the issuance of 119,134 shares of its common stock and a $1,500,000 mortgage. Ybor City Group, Inc. and the associated mortgage are included within UTEK Real Estate Holdings, Inc. within the Company’s portfolio investments.

Upon approval from the Board of Directors, management made the decision to sell some of the investments that the Company has carried on its financial statements with a zero value for several quarters. Maintaining these investments was costly and the likelihood of future value was minimal. The following investments were included in the group of zero value shares: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd. .

During the nine months ended September 30, 2005, we completed the following ten technology-transfer transactions and entered into the following twenty eight strategic alliance agreements:

2005 Technology Transfers:

Date	Client Company	Intellectual Property Acquisition Company	Consideration – Unregistered Shares
January 10	Xethanol Corp.	Superior Separation Technologies, Inc.	250,000
February 22	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	822,845
March 31	Swiss Medica, Inc.	Anti Depression Biohealth Solutions, Inc.	1,862,069 (1)
June 30	Manakoa Services Corp.	Vigilant Network Technologies, Inc.	5,365,854
July 18	eLinear Corp.	Secure Voice Communications, Inc.	150,528
August 5	Industrial Biotechnology Corp.	Advanced Bioscience, Inc.	10,000,000 preferred A
August 15	Xethanol Corp.	Xylose Technologies, Inc.	567,857
September 1	Fuel FX International Inc.	Emissions-Reduction Technologies, Inc.	5,715,000
September 15	Inseq Corp.	Separation and Recovery Technologies, Inc.	434,782,608
September 30	Kwikpower International, PLC	Biodiesel Technologies, Inc.	(2)

1)	The Company also received $96,637 in cash.
2)	Consideration consisted of a 1.25 million £ convertible debenture ($2,212,000 at September 30, 2005). The Company has recognized the value of the agreement based upon the fair value of the 1,984,126 common shares underlying the convertible debenture, and has recorded such amount as a receivable in the accompanying statement of net assets.

2005 Strategic Alliances:

Date	Client Company	Total Shares of Common Stock Per Agreement	Shares Earned at September 30, 2005
January 5	Bioflavorance Technology and Research, Inc.	48,000	(1)
March 4	KP Renewables, plc	50,000	28,827
March 16	Small Town Radio, Inc.	6,000,000	(1)
March 22	AdAl Group, Inc.	20,000	10,000
April 4	Maelor PLC	177,671	176,250
April 14	NutraCea, Inc.	224,489	224,489
April 19	WebSky, Inc.	480,000	214,667
April 25	Rival Technologies, Inc.	120,000	51,667
May 6	Preservation Sciences, Inc.	413,482	165,616
May 18	Advanced Refractive Technologies, Inc (formerly Visijet, Inc.)	333,333	252,690
May 20	Vitacube Systems Holding, Inc.	54,857	19,906
May 23	Hybrid Fuel Systems, Inc.	166,666	118,281
May 23	Incode Technologies Corp.	50,000,000	(2)
May 31	Fuel FX International, Inc.	342,860	210,289
June 7	Modern Technology Corp.	750,000	235,417
June 28	BP International, Inc.	660,000	168,667
June 29	Trio Industries Group, Inc.	118,811	30,033
August 22	In Veritas Medical Diagnostics, Inc.	(3)	(3)
August 23	Dataram Corp.	(4)	(4)
August 25	TenthGate	240,000	43,871
August 29	Broadcast International, Inc.	40,000	3,548
September 2	Telecommunications Systems, Inc.	(5)	(5)
September 6	Episys, Ltd.	(6)	(6)
September 9	World Energy Solutions (Advanced 3-D Ultrasound Services, Inc.)	31,413	2,042
September 9	New Life Scientific, Inc.	85,714	4,999
September 9	Fuel FX International, Inc.	342,857	19,825
September 16	Quest Minerals & Mining Corp.	800,000	31,111
September 28	American Soil Technologies, Inc.	342,857	1,905

1)	The Company has not received the shares and therefore has not recognized any revenue to date.
2)	The Company cancelled the strategic alliance agreement and has not recognized any related revenue.
3)	The fair value of the agreement is $150,000 in unregistered common shares and has been recorded in receivables in the accompanying statement of net assets. The Company has recognized consulting fees of $1,500 to date.
4)	The fair value of the agreement is $67,500 in cash. The Company has recognized consulting fees of $27,500 to date.
5)	The fair value of the agreement is $150,000 in unregistered common shares and has been recorded as a receivable in the accompanying statement of net assets. The Company has recognized consulting fees of $7,500 to date.
6)	The fair value of the agreement is 60,000 £ ($106,176 at September 30, 2005). The Company has recognized consulting fees of 5,875 £ ($10,396 at September 30, 2005) to date.

On March 17, 2005, the Company received 30,000 unregistered shares of common stock from Xethanol Corporation in a renewal of the previous strategic alliance agreement. The Company has recognized consulting fees to date relating to 15,000 shares.

On May 19, 2005, the Company received 555,545 unregistered shares of common stock from Meridex Software Corp. in a license representation agreement with UTEK-EKMS, Inc, one of our subsidiaries. The Company has recognized consulting fees to date relating to 231,477 shares.

During the nine months ended September 30, 2004, we completed the following six technology-transfer transactions and entered into the following sixteen strategic alliance agreements:

2004 Technology Transfers:

Date	Client Company	Intellectual Property Acquisition Company	Consideration – Unregistered Shares of Common Stock
April 30	Zkid Network Company	Web Safe Technologies, Inc.	9,550,000
June 25	Xethanol Corp.	Advanced Biomethanol Technologies, Inc.	200,000
August 2	HydroFlo, Inc.	Arsenic Removal Technologies, Inc.	2,823,529
August 5	Manakoa Services Company	Advanced Cyber Security, Inc.	2,000,000
August 10	Power3 Medical Products, Inc.	Ice Technologies, Inc.	141,000
September 30	Xethanol Corp.	Ethanol Extraction Technologies, Inc.	169,230

2004 Strategic Alliances:

Date	Client Company	Total Shares of Common Stock Per Agreement	Shares Earned at September 30, 2004
January 26	GeneThera, Inc.	30,000	21,694
February 17	Zkid	705,882	458,414
February 18	Telkonet, Inc.	38,585	20,668
March 12	Health Sciences Group, Inc.	100,000	58,331
March 29	Swiss Medica, Inc.	200,000	103,835
March 30	eFoodSafety.com, Inc.	244,987	129,485
April 1	Xethanol Corp.	63,157	31,578
April 5	Manakoa Services Company	150,000	72,916
April 16	Power3 Medical Products, Inc.	240,000	49,333
April 23	Jenex Corp.	133,333	133,333
April 28	HydroFlo, Inc.	400,000	168,887
May 27	eLinear, Inc.	(1)	29,558
July 1	INyX, Inc.	126,316	31,578
July 8	Veridium Corp.	300,000	83,000
September 27	Material Technologies, Inc.	36,923	410
September 28	Uniphyd Corp.	300,000	2,500

1)	Agreement provided for $10,000 per month in unregistered common shares.

On August 2, 2004, the Company assisted Shriners Hospitals for Children in transferring a tendon replacement technology they had developed and patented to Crystal Point Partners. As consideration for the services it rendered in connection with the transfer, the Company received 50% of the upfront consideration from the license agreement with Shriners Hospitals for Children and Myrmidon Biomaterials, Inc., including 100,000 unregistered shares of common stock from Myrmidon Biomaterials, Inc.

4. Commitments and Contingencies

From time to time, some of the Company’s portfolio companies may receive correspondence or other notices of alleged breach of the technology license agreements relating to technologies transferred by UTEK to such portfolio companies. Some of these correspondences and notices provide for a period of time in which to cure the alleged breach. The failure of the portfolio companies to cure the alleged breach may have a material adverse impact on such portfolio companies and, as a result, on the Company’s results of operations and financial position.

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

On July 7, 2005, the Company purchased 100% of the assets of Knowledge Express Data Systems, a U.S. based on-line IP information service, for $1,500,000 in cash. Knowledge Express Data Systems is positioned to service the IP needs of UTEK Corp, its subsidiaries and its customers. The purchase price has been allocated to the underlying assets purchased (and liabilities) based on their estimated fair values. The resulting goodwill from this transaction is approximately $1,500,000.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the respective dates of acquisition:

	INTRA-DMS, Ltd.	Knowledge Express Data Systems
Assets
Cash and cash equivalents	$—	$26,423
Accounts receivable net of allowance for bad debt	18,780	141,100
Prepaid Expenses and other current assets	—	97,477
Fixed assets	14,788	113,000
Intangible assets	74,396	150,000
Goodwill acquired in the acquisition	246,773	1,488,110

	354,737	2,016,110

Liabilities
Accrued Expenses	31,221	58,102
Deferred Income	—	458,008
Short term debt	23,516	—

	54,737	516,110

Net assets acquired	$300,000	$1,500,000

Pro forma financial information for the acquisitions has not been presented as the impact would be immaterial.

6. Equity Securities

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

On August 12, 2005, the Company entered into agreements to sell 330,960 shares of its common stock for an aggregate offering pricing of $3,690,204 to four institutional accredited investors, Janus Venture Fund, Oppenheimer Emerging Growth Fund, USAZ Oppenheimer Emerging Growth Fund and Oppenheimer Funds plc - Oppenheimer U.S. Emerging Growth Fund. GunnAllen Financial, Inc. acted as the placement agent in connection with the offering of such shares and received an aggregate commission of $369,020 for its services in connection therewith.

7. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiaries UTEK-Europe, Ltd. and Pharma Transfer, Ltd. The Israel segment includes UTEK-ip, Ltd.

A summary of revenues and other financial information by reportable operating segment is shown below:

	United Kingdom (1)	Israel (2)	United States(3)	Consolidated
Total assets September 30, 2005	$1,295,934	$404,185	$47,153,910	$48,854,029
Total assets September 30, 2004 (1), (2)	634,610	—	19,946,230	20,580,840

	For the Nine Months ended September 30, 2005
	United Kingdom (1)	Israel (2)	United States(3)	Consolidated
Income from operations	$567,986	$96,235	$14,865,488	$15,529,709
Income (loss) before interest, other expense and income taxes	(120,811)	(213,784)	6,645,762	6,311,167
Depreciation and amortization	19,212	13,144	67,821	100,177

	For the Nine Months ended September 30, 2004
	United Kingdom (1)	Israel (2)	United States(3)	Consolidated
Income from operations	$471,927	$—	$3,904,245	$4,376,172
Income (loss) before interest, other expense and income taxes	(44,259)	—	878,076	833,817
Depreciation and amortization	1,251	—	36,929	38,180

	For the Three Months ended September 30, 2005
	United Kingdom (1)	Israel (2)	United States(3)	Consolidated
Income from operations	$196,539	$56,593	$10,195,251	$10,448,383
Income (loss) before interest, other expense and income taxes	129	(82,676)	6,068,260	5,985,713
Depreciation and amortization	6,349	4,894	32,458	43,701

	For the Three Months ended September 30, 2004
	United Kingdom (1)	Israel (2)	United States(3)	Consolidated
Income from operations	$129,000	$—	$1,911,486	$2,040,486
Income (loss) before interest, other expense and income taxes	(69,644)	—	793,701	724,057
Depreciation and amortization	536	—	13,406	13,942

(1)	Pharma Transfer Ltd. was purchased in December 2004, therefore there is no Pharma Transfer Ltd. financial information included in the United Kingdom operations or assets for the three and nine months ended September 30, 2004.
(2)	UTEK-ip, Ltd. was purchased in January 2005, therefore there is no financial information included for the three and nine months ended September 30, 2004.
(3)	Knowledge Express Data Systems was purchased on July 7, 2005, therefore there is no financial information included in the three and nine months ended September 30, 2004.

8. Subsequent Events

Subsequent to September 30, 2005, we completed two technology transfers; one to Fuel FX International, Inc. for 3,500,000 unregistered shares of common stock and one to Trio Industries Group, Inc. for 1,213,872 unregistered shares of common stock.

The shares acquired by us in the aforementioned transfers were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The value of the shares received in connection with such exchanges will be determined based on valuations in accordance with our valuation policy as of the closing date of each transaction.

Our investments in HydroFlo, Inc. and Xethanol Corp. represented 20.5% of Net Assets at September 30, 2005. On November 3, 2005, the $0.24 and $4.00 market closing prices per share of HydroFlo, Inc. and Xethanol Corp., respectively, on the OTC Bulletin Board represented decreases of 70% and 38% from the $0.81 and $6.49 market closing prices per share on September 30, 2005, respectively, which closing prices were used by our board of directors in their determination of the fair value of our investment in these companies at such date. Management estimates that based upon the decline in the market values of HydroFlo, Inc. and Xethanol Corp., our Net Asset value per share would decrease by approximately $0.37 per share or 6.6% from the Net Asset value per share reported in our financial statements at September 30, 2005.

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

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

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

Business

UTEK is a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, medical research centers and federal research laboratories, or similar research settings, are licensed to companies for commercial development and use. Our goal is to provide client-companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical research centers and federal research laboratories.

We are a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). Our investment objective is to increase net assets by exchanging stock in new companies that we form to acquire intellectual property (IP) for securities, cash and other assets upon the completion of technology-transfer transactions.

As a BDC, we must be primarily engaged in the business of furnishing capital and making managerial assistance available to companies that generally do not have ready access to capital through conventional financial channels. Such companies are termed portfolio companies.

We invest in portfolio companies that our management believes are positioned to benefit from the acquisition of new technology. We offer to provide portfolio companies with managerial assistance primarily related to technology-transfer. Technology-transfer is the process by which technologies developed by universities or research laboratories are licensed to companies for commercial use. We may make additional investments in portfolio companies to fund continued research and development of the acquired technologies.

Usually we execute our investments in portfolio companies through the creation and capitalization of a new company to acquire a new technology. We will then seek to sell such newly formed company to a company in a non-taxable exchange of shares. In connection with such transaction, we receive shares of common stock in the company (which company then becomes a portfolio company) in exchange for the securities of our newly formed company. In addition to holding a license to a new technology, our newly formed company may also hold cash and other assets. The companies with which we engaged in such transactions frequently have little or no prior operating history.

To establish on-going consulting engagements with our clients, we have also developed a strategic alliance arrangement. Our strategic alliances are designed to help technology companies rapidly enhance their new product pipeline through the acquisition of new technologies from universities, medical research centers and federal research laboratories. Some of our strategic alliance clients engage us to license their existing proprietary technologies and provide patent analysis services.

We seek to provide our client companies a full range of complementary technology-transfer-related services and products including; technical and business expertise to help companies identify, protect and leverage IP assets, easy to use software to help universities and research centers manage all types of IP, and several websites providing for efficient research, marketing and exchange of technology opportunities and innovations.

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

Financial Condition

The Company’s total assets were $48,854,029 and its net assets were $43,915,571 at September 30, 2005, compared to $25,879,644 and $23,092,943 at December 31, 2004, respectively. Net asset value per share (“NAV”) was $5.57 at September 30, 2005 and $3.85 at December 31, 2004.

Net assets increased by $20,822,628 in the nine months ended September 30, 2005 and increased by $8,597,516 in the nine months ended September 30, 2004.

The changes in total assets, net assets and net asset value per share during the nine months ended September 30, 2005 were primarily attributable to:

•	An unrealized net appreciation on investments of approximately $2.1 million mainly due to the increase in value of HydroFlo, Inc. and Xethanol Corp.

•	A net realized loss $4.0 million related to the Company’s sale of investments that the Company has carried on its financial statements with a zero value for several quarters.

•	The sale of some of our investments for approximately $1.7 million.

•	The use of approximately $9.2 million to fund our operations.

•	The issuance of common stock in connection with an exempt offering, private placement and upon the exercise of stock options of approximately $17 million.

•	Thirty three strategic alliance agreements that generated approximately $986,000.

•	Ten technology transfers valued at approximately $12.5 million.

•	Two acquisitions valued at $2.0 million.

The changes in total assets, net assets and net asset value per share during the nine months ended September 30, 2004 were primarily attributable to:

•	An unrealized depreciation on investments of approximately $1.5 million, mainly due to the decrease in the value of our investment in Circle Group Holdings, Inc. Circle Group comprised over 70% of our investment portfolio at value at September 30, 2004

•	The sale of some of our investments for approximately $2.5 million.

•	The use of approximately $3.5 million in cash to fund our operations.

•	The issuance of common stock in private placement transactions and upon the exercise of stock options of approximately $8.1 million.

•	Seventeen strategic alliance agreements that generated approximately $824,000;

•	Six technology transfers valued at approximately $2.9 million.

The Company’s common shares outstanding as of September 30, 2005 were 7,888,673, compared to 6,003,163 at December 31, 2004. The number of our outstanding common shares increased as a result of the issuance of common shares in connection with an exempt offering and upon exercise of employee stock options, as well as shares that were issued in conjunction with the acquisitions of Utekip, Ltd. and Ybor City Group, Inc. Ybor City Group is a real estate holding company that owns commercial real estate property in Tampa, Florida. We intend to utilize a portion of the property for the expansion and relocation of our corporate headquarters.

The Company’s financial condition is dependent on a number of factors including the ability to effectuate technology transfer transactions and the performance of the equity investments that it receives for these transfers. The Company has invested a substantial portion of its assets in development stage and start-up companies. These businesses are primarily thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations.

At September 30, 2005, $18,010,857 or 77.5% of our investments consisted of equity securities at fair value in companies whose securities were listed on the American Stock Exchange or the Canadian Venture Exchange or quoted on the OTC Bulletin Board and $5,233,996 or 22.5% of our investments consisted of equity securities at fair value in privately owned companies.

At December 31, 2004, $12,703,649 or 91% of our investments consisted of equity securities at fair value in companies whose securities were quoted on the OTC Bulletin Board and $1,262,292 or 9% of our investments consisted of equity securities at fair value in privately owned companies.

A summary of the Company’s investment portfolio is as follows:

	September 30 2005 (Unaudited)	December 31, 2004
Investments, at cost	$24,438,591	$18,464,518
Unrealized appreciation (depreciation), before income taxes	(1,193,738)	(4,498,577)

Investments, at fair value	$23,244,853	$13,965,941

The net increase in the value of investment securities from $13,965,941 to $23,244,853 in the nine months ended September 30, 2005 is primarily due to the following events:

•	The Company entered into twenty eight new strategic alliance agreements that generated approximately $1.4 million in value.

•	The Company sold some of its shares in Circle Group Holdings, Inc., Full Circle Registry, Inc., Telkonet, Inc., E Med Future, Inc., eFoodSafety.com, Inc., Swiss Medica, Inc. Peak Entertainment, Inc., Silver Screen Studios, Inc., HydroFlo, Inc. and Magic Media Networks, Inc. with a fair value of $1.6 million for $1.7 million.

•	The Company completed ten sales of technology rights valued at $12.5 million.

The Company’s investments can increase/decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

The Company’s most significant portfolio investments are in Xethanol Corp., HydroFlo, Inc., Industrial Biotechnology Corp., UTEK Real Estate Holdings, Inc., Circle Group Holdings, Inc., Health Sciences Group, Inc., and INSEQ Corp. at September 30, 2005. These seven investments total $18,166,526 in fair value representing 78.2% of our investments in non-controlled affiliates and 41.4% of net assets.

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

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At September 30, 2005, approximately 53% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors.

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

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Income from operations. Income from operations increased 412% to $10,448,383 for the three months ended September 30, 2005 from $2,040,486 for the three months ended September 30, 2004. Approximately 73% and 87% of our income from operations (revenue) was received in the form of equity securities for the three months ended September 30, 2005 and September 30, 2004, respectively. The increase in income from operations resulted from completing six technology transfer transactions valued at $9,286,961, which was received in the form of common stock, during the period ended September 30, 2005, as compared to four technology transfer transactions valued at $1,525,949, which was received in the form of common stock, completed during the quarter ended September 30, 2004. In the three months ended September 30, 2005, we rendered services in connection with strategic alliance agreements (eleven of which began in the three months ended September 30, 2005) valued at $336,391, as compared to strategic alliance agreements (four of which began during the quarter ended September 30, 2004) valued at $288,235. Consulting income included income of $338,462 generated from UTEK-Europe Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., and UTEK Information Services comprise the balance of the consulting income. For the quarter ended September 30, 2004, UTEK Europe, Ltd. and UTEK Information Services generated $162,048 of income. We did not acquire Knowledge Express, UTEK-EKMS, Pharma Transfer Ltd. and UTEKip Ltd. until after the third quarter of 2004.

Expenses. Total operating expenses for the three months ended September 30, 2005 were $4,462,670, consisting of salaries and wages of $812,751, professional fees of $204,133, acquisition of technology rights of $2,144,467, sales and marketing expenses of $538,012, and general and administrative expenses of $763,307. These expenses compared to the $1,316,429 reported for the three months ended September 30, 2004, consisting of salaries and wages of $228,550, professional fees of $122,234, acquisition of technology rights of $370,000, sales and marketing expenses of $323,834, and general and administrative expenses of $271,811. The 239% increase in total operating expenses was due to the increased costs of completing two additional and greater valued technology transfer transactions, three additional subsidiaries with expenses of approximately $563,000, approximately $200,000 in additional expenses related to the addition of the Knowledge Express web site to our online services, and an increase in personnel and commissions to outside service providers used strictly to generate strategic alliance agreements. It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 256% increase in salaries and wages reflects an increase in UTEK personnel adding approximately $150,000 in expense, as well as an additional $330,000 in salaries from UTEK’s new subsidiaries and approximately $100,000 in increase from the salaries for the new Knowledge Express online services. The 480% increase in acquisition of technology rights expenses was due to the higher cost of completing two additional and greater valued technology transfer transaction. The 66% increase in sales and marketing expenses was due to an increase in the number of our sales personnel and the amount of commission paid related to the value of the technology transfers, commissions paid to outside service providers used strictly to generate strategic alliance agreements and approximately $130,000 in fees paid to outside research consultants for fulfillment of certain UTEK-EKMS contracts and other expenses related to the three new subsidiaries of approximately $20,000. The 67% increase in professional fees relates to an increase in the cost of valuations due to an increase in the number of our portfolio companies, as well as an increase in legal fees related to acquisitions and other projects and the 181% increase in general and administrative costs are related to our cost of UK investor relations, royalties paid for the Knowledge Express online services, other employee benefits related to an increase in employees as well as the increase in expenses from the new subsidiaries.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses)

The Company disposed of a significant number of holdings which had nil fair value. As a result of these transactions the Company recognized realized losses of approximately $4.5 million, and unrealized gains of $4.5 million., The net effect of these transactions to the change in net assets is $-0-.

Net realized gains (losses) on investments, net of income tax effect, amounted to $(4,178,503) for the three months ended September 30, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	687,500	$393,086
E Med Future, Inc.	120,000	(36,380)
HydroFlo, Inc.	364,956	88,511
Silver Screen Studios, Inc.	47,615	(29,137)
Magic Media Networks, Inc.	104,008	(10,619)
Peak Entertainment, Inc.	4,000	(7,056)
Swiss Medica, Inc.	200,000	8,683
Group of zero value shares (1)	various	(4,585,591)

Total		$(4,178,503)

(1)	Upon approval from the Board of Directors, management made the decision to sell some of the investments that the Company has carried on its financial statements with a zero value for several quarters. Maintaining these investments was costly and the likelihood of future value was minimal. The following investments were included in the group of zero value shares above: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd.

Net realized gains on investments, net of income tax effect, amounted to $112,446 for the three months ended September 30, 2004 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc	70,000	$94,304
Duraswitch Industries, Inc.	21,000	18,142

Total		$112,446

Change in Unrealized Appreciation (Depreciation)

The net unrealized appreciation on our investments, net of taxes, was $6,108,475 for the three months ended September 30, 2005, compared to net unrealized depreciation of ($7,787,343) on our investments for the three months ended September 30, 2004. The net unrealized appreciation (depreciation) consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the three months ended September 30, 2005 and 2004. There was significant depreciation in the value of our investments for the three months ended September 30, 2005 including Circle Group Holdings which decreased by $257,000 and Manakoa Services Corp. which decreased by $906,000. This depreciation was offset by significant appreciation in our investments in Xethanol Corp. of $1.4 million and HydroFlo, Inc. of $1.7 million. The Company disposed of a significant number of holdings which had zero fair value. As a result of these transactions the Company recognized realized losses of approximately $4.5 million, and unrealized gains of $4.5 million. These transactions resulted in a reversal of preciously recorded unrealized depreciation as a result of recognizing such depreciation as a realized loss in the third quarter. The net effect of these transactions was $-0-. The other investments as a whole had a net depreciation for the three months ended September 30, 2005 of approximately $20,000. Subsequent to September 30, 2005, HydroFlo, Inc. and Xethanol Corporation experienced a significant decline in market price. (See Recent Developments).

For the three months ended September 30, 2004, there was a significant decrease in the value in our investment in Circle Group Holdings, Inc., of $7.0 million. The other investments as a whole had a net depreciation for the three months ended September 30, 2004 of approximately $800,000.

On a quarterly basis net unrealized appreciation and depreciation can vary substantially, due to a variety of factors. Therefore, quarterly net unrealized appreciation and depreciation should not be annualized to predict expected annual results, and may not be indicative of future performance.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Income from operations. Income from operations increased 255% to $15,529,709 for the nine months ended September 30, 2005 from $4,376,172 for the nine months ended September 30, 2004. Approximately 73% and 82% of our income from operations (revenue) was received in the form of equity securities for the nine months ended September 30, 2005 and 2004, respectively. The increase in income from operations was a result of completing ten technology transfer transactions compared to the six transactions for the nine months ended September 30, 2004; additional revenue generated by UTEK-EKMS, Inc., Pharma Transfer, Ltd. and UTEKip, Ltd. of approximately $1.1 million, which due to the purchase date of these subsidiaries was not included in the period ended September 30, 2004, and an increase in investment income of $167,000 as a result of the increase in cash and short term investments. In the nine months ended September 30, 2005, we rendered services in connection with strategic alliance agreements (twenty eight of which began in the nine months ended September 30, 2005) valued at $986,085, as compared to strategic alliance agreements (sixteen of which began during the nine months ended September 30, 2004) valued at $823,598. Other consulting income included income of $860,897 from UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd. UTEK Information Services comprised the balance of consulting fee income.

Expenses. Total operating expenses for the nine months ended September 30, 2005 were $9,218,542 consisting of salaries and wages of $1,831,906, professional fees of $547,906, acquisition of technology rights of $3,371,262, sales and marketing expenses of $1,667,597, and general and administrative expenses of $1,799,871. These expenses compared to the $3,542,355 reported for the nine months ended September 30, 2004, consisting of salaries and wages of $739,694, professional fees of $367,428, acquisition of technology rights of $620,000, sales and marketing expenses of $752,295, and general and administrative expenses of $1,062,938. The 160% increase in total operating expenses was due to an increased number of employees, increased costs of completing ten sales of technology rights, commissions to outside service providers used strictly to generate strategic alliance agreements and three additional subsidiaries with expenses of approximately $1.5 million. It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 148% increase in salaries and wages reflects an increase in the number of UTEK employees as well as pay increases and an additional $622,000 in salaries from the new subsidiaries and approximately $100,000 in increase from the salaries for the new Knowledge Express online services. The 444% increase in acquisition of technology rights expenses was due to completing ten technology transfer transactions in the nine months ended September 30, 2005 as compared to six for the nine months ended September 30, 2004. The 122% increase in sales and marketing expenses was due to commissions to outside service providers used strictly to generate strategic alliance agreements and a significant increase in the number of sales personnel, and the approximately $411,000 in fees paid to outside research consultants for fulfillment of certain UTEK-EKMS contracts. The 49% increase in professional fees relates to an increase in the cost of valuations due to an increase in the number of our portfolio companies, as well as an increase in legal fees related to acquisitions and other projects. The 69% increase in general and administrative costs is largely due to the cost of additional outside services related to the UK listing, an additional $357,000 in general and administrative expenses from UTEK’s new subsidiaries, royalties and other general and administrative expenses related to the new acquisition of Knowledge Express online services and an increase in costs related to the increase in the number of employees.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Net Realized Gains (Losses)

The Company disposed of a significant number of holdings which had nil fair value. As a result of these transactions the Company recognized realized losses of approximately $4.5 million, and unrealized gains of $4.5 million. The net effect of these transactions to the change in net assets is $-0-.

Net realized gains (losses) on investments, net of income tax effect, amounted to $(4,037,454) for the nine months ended September 30, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	1,402,568	$666,098
E Med Future, Inc.	358,834	(87,660)
Telkonet, Inc.	20,668	37,317
Magic Media Networks, Inc.	234,008	(26,480)
eFoodSafety.com, Inc.	61,224	(2,355)
Full Circle Registry, Inc.	200,000	(99,784)
HydroFlo, Inc.	364,956	88,511
Silver Screen Studios, Inc.	47,615	(29,137)
Peak Entertainment, Inc.	4,000	(7,056)
Swiss Medica, Inc.	200,000	8,683
Group of zero value shares (1)	Various	(4,585,591)

Total		$(4,037,454)

(1)	Upon approval from the Board of Directors, management made the decision to sell some of the investments that the Company has carried on its financial statements with a zero value for several quarters. Maintaining these investments was costly and the likelihood of future value was minimal. The following investments were included in the group of zero value shares above: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd.

Net realized gains on investments, net of income tax effect, amounted to $1,379,157 for the nine months ended September 30, 2004 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc	458,892	$1,442,288
Full Circle Registry, Inc.	188,500	(85,395)
Duraswitch Industries, Inc.	34,872	33,226
Pure Bioscience, Inc.	35,560	(10,962)

Total		$1,379,157

Change in Unrealized Appreciation (Depreciation)

The net unrealized appreciation on our investments, net of taxes, was $2,061,229 for the nine months ended September 30, 2005, compared to net unrealized depreciation of ($1,465,700) on our investments for the nine months ended September 30, 2004. The net unrealized appreciation (depreciation) consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of the Company’s assets for the nine months ended September 30, 2005 and 2004. There was significant depreciation in the value in our investments for the nine months ended September 30, 2005 in Circle Group Holdings, Inc. of approximately $3.0 million, Manakoa Services Corp. of approximately $1.1 million and INSEQ Corp of approximately $500,000. This depreciation was offset by significant appreciation in our investments in Xethanol Corp. of approximately $1.1 million and HydroFlo, Inc. of approximately $1.7. The Company disposed of a significant number of holdings which had zero fair value. As a result of these transactions the Company recognized realized losses of approximately $4.5 million, and unrealized gains of $4.5 million. These transactions resulted in a reversal of preciously recorded unrealized depreciation as a result of recognizing such depreciation as a realized loss in the third quarter. The net effect of these transactions was $-0-. The other investments as a whole had a net depreciation for the nine months ended September 30, 2005 of approximately $400,000. Subsequent to September 30, 2005, HydroFlo, Inc. and Xethanol Corporation experienced a significant decline in market price. (See Recent Developments).

There was a significant decrease in fair value in the nine months ended September 30, 2004 in our investments in Intra-Asia Entertainment Corp. at approximately $300,000, Zkid Network Company at approximately $500,000, and Circle Group Holdings, Inc. at approximately $500,000. The other investments as a whole had a net depreciation for the nine months ended September 30, 2004 of approximately $200,000.

On a quarterly basis, net realized gains and losses can vary substantially, due to a variety of factors. Therefore, quarterly net realized gains and losses should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

Net assets increased 90% to $43,915,571 at September 30, 2005 from $23,092,943 at December 31, 2004. This increase was primarily attributable to the completion of an exempt offering and a private placement of shares of our common stock totaling $15.8 million, net of offering costs, during the nine months and by completion of ten technology transfer transactions valued at $12.5 million, offset by $2.0 million of net realized losses and net unrealized appreciation in the value of our investments.

On September 30, 2005 and December 31, 2004, we had $19,277,136 and $9,320,108 respectively, in cash and cash equivalents, and short term investments. We invest our excess cash primarily in CD’s and U.S. Treasury Bills which normally have three month to two year maturities.

In the nine months ended September 30, 2005, 73% of our income from operations was paid in the form of equity securities, compared to 82% of our income from operations for the nine months ended September 30, 2004. Our goal is to monetize the equity stakes we receive in consideration for the technology rights transactions and our consulting services.

Recent Developments

Subsequent to September 30, 2005, we completed two technology transfers; one to Fuel FX International, Inc. for 3,500,000 unregistered shares of common stock and one to Trio Industries Group, Inc. for 1,213,872 unregistered shares of common stock.

The shares acquired by us in the aforementioned transfers were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The value of the shares received in connection with such exchanges will be determined based on valuations in accordance with our valuation policy as of the closing date of each transaction.

Our investments in HydroFlo, Inc. and Xethanol Corp. represented 20.5% of Net Assets at September 30, 2005. On November 3, 2005, the $0.24 and $4.00 market closing prices per share of HydroFlo, Inc. and Xethanol Corp., respectively, on the OTC Bulletin Board represented decreases of 70% and 38% from the $0.81 and $6.49 market closing prices per share on September 30, 2005, respectively, which closing prices were used by our board of directors in their determination of the fair value of our investment in these companies at such date. Management estimates that based upon the decline in the market values of HydroFlo, Inc. and Xethanol Corp., our Net Asset value per share would decrease by approximately $0.37 per share or 6.6% from the Net Asset value per share reported in our financial statements at September 30, 2005.

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

Our investment portfolio is highly concentrated and, as a result, our financial results are largely dependent upon the performance of certain significant investments.

Our investment portfolio is highly concentrated and, as a result, our financial results are largely dependent upon the performance of certain significant investments; principally, Xethanol Corp., HydroFlo, Inc., Industrial Biotechnology Corp., UTEK Real Estate Holdings, Inc., Circle Group Holdings, Inc., Health Sciences Group, Inc. and INSEQ Corp. These seven investments total $18,166,526 in fair value at September 30, 2005, representing 78.2% of our investments in non-controlled affiliates and 41.4% of net assets. As a result, if our investment in one or more of these companies fails to perform as expected, our financial results could be negatively affected.

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

Our investment model is highly speculative because it involves making investments in new development stage companies and having those companies invest in new, untested technology. We cannot assure you that our investment model will be successful or that any of our investments will be successful.

Our portfolio companies are development stage companies dependent upon the successful commercialization of new technologies. Each of our investments in portfolio companies is subject to a high degree of risk, and we may lose all of our investment in a portfolio company if it is not successful.

We invest in development stage companies that our management believes can benefit from our expertise in technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or may become obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases further develop new technologies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies, with greater access to, and resources for, further development of these new technologies. We may lose our entire investment in any or all of our portfolio companies.

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

If our primary investments are deemed not to be qualifying assets, we could be precluded from investing in the manner described herein or deemed to be in violation of the 1940 Act.

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

The SEC has issued proposed rules which would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. If adopted, the effect of these rules would be to eliminate confusion regarding whether privately-owned companies that issued debt would qualify as eligible portfolio companies.

Unless and until the proposed rules described above are adopted by the SEC, if there were a court ruling or regulatory decision that provided that a privately-owned company that has outstanding debt securities (none of which is listed on a national securities exchange or association) was not an eligible portfolio company, we could be precluded from investing in the manner described herein or deemed to be in violation of the 1940 Act.

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

The securities we hold in our portfolio companies are subject to restriction on resale, and we may not be able to sell the securities we hold for amounts equal to their recorded value, if at all.

Our portfolio companies are mainly thinly traded public companies or private companies, and we acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

We are dependent on sales transactions, structured as tax-free exchanges, to sell the new companies we form to acquire new technologies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce our ability to sell our intellectual property acquisition companies.

We do not anticipate selling any of the new companies we form to acquire new technologies, except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell the new companies we form to acquire new technologies on commercially reasonable terms. If we are unable to successfully sell the new companies we form to acquire new technologies in a merger transaction, we may be required to significantly alter the use of our U2B® investment process.

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

We are dependent upon our management’s ability to identify portfolio companies to acquire the new companies we form to acquire new technologies.

Our investment strategy is based upon selling the new companies we form to acquire new technologies in stock for stock exchanges to portfolio companies that wish to acquire the technologies owned by the new companies we form to acquire new technologies but which they may have not yet established or may not be operating. We do not expect to sell any securities of the new companies we form to acquire new technologies to the public. Therefore, if we fail to identify a portfolio company to acquire our newly formed companies, our entire investment could be lost.

We are dependent upon and have little or no control over the efforts of portfolio companies to successfully commercialize the acquired technologies or to retain the license to the technology.

We receive common stock from the portfolio company based upon the mutually agreed upon values of the intellectual property acquisition company, its licensed technology and the portfolio company. We then intend to sell the securities that we acquire in exchange for intellectual property acquisition companies at some time in the future. Therefore, our ability to profit from an investment is ultimately dependent upon the price we receive for the shares of the portfolio company. In most cases, the companies that acquire our intellectual property acquisition companies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the portfolio companies that acquire our intellectual property acquisition companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire. They may lose the rights granted to them for the technology for failure to comply with the license agreement. We cannot assure you that any of the portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio companies or that our portfolio companies will not take actions that could be detrimental to our investment.

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

At September 30, 2005 and December 31, 2004, investments amounting to $23,244,853 or 53% of net assets and $13,965,941 or 60.5% of net assets, respectively, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Because there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in net unrealized appreciation (depreciation) of non-controlled affiliate investments.”

Our business depends on key personnel.

We rely on, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman, Clifford M. Gross. Our management team is responsible for the review of potential investments by and the provision of advice to our portfolio companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities, medical research centers and federal research laboratories to maintain our access to new technologies, and its relationships with companies in the private sector in order to effectuate the sale of the new companies we form to acquire new technologies.

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

At September 30, 2005, $19,964,710 or 45% of our total assets consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange or Canadian Venture Exchange. In order for the securities of our portfolio companies to be eligible for continued quotation on the OTC Bulletin Board or the American Stock Exchange, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange or Canadian Venture Exchange.

Changes in the law or regulations that govern us could have a material impact on our operations.

Any change in the law or regulations that govern our business could have a material impact on us, or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

We are subject to certain risks associated with our foreign operations.

We have operations in the United Kingdom and Israel. Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	tax rates in certain foreign countries may exceed those in the U.S. and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;

•	exposure to risks associated with changes in foreign exchange rates;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights; and

•	required compliance with a variety of foreign laws and regulations.

One of our current stockholders has significant influence over our management and affairs.

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 25% of our common stock as of November 1, 2005. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in our company in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of September 30, 2005, the Company was not a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on August 12, 2005. Shareholders voted on five matters; the substance of these matters and the results of the voting of each such matter are described below.

The first item was to elect seven directors: Clifford Gross, Stuart Brooks, Sam Reiber, Holly Callen-Hamilton, Kwabena Gyimah-Brempong, Arthur Chapnik, John Micek and Keith Witter were elected to continue their terms. Clifford Gross received 5,202,010 votes in favor, 47,900 votes withheld. Kwabena Gyimah-Brempong received votes 5,200,010 in favor, 49,900 votes withheld, John Micek, Holly Callen-Hamilton and Keith Witter received votes 5,235,910 in favor, 14,000 votes withheld. Stuart Brooks received 5,186,010, votes in favor, 63,900 votes withheld. Sam Reiber and Arthur Chapnik received 5,235,310 votes in favor, 14,600 votes withheld.

The second item brought for a vote at the annual meeting of stockholders was to approve an amendment to the Company’s Amended and Restated Stock Option Plan. Votes cast were as follows: 3,132,205 votes for the proposal, 78,376 against, 41,250 abstentions, and 1,998,078 non-votes.

The third item brought for a vote at the annual meeting of stockholders was to give the Company’s board of directors the authority, for a period of 12 months, to amend the Company’s Certificate of Incorporation to effect up to a three-for-one stock split (the “Stock Split”) of the common stock of the Company. Votes cast were as follows: 5,208,054 votes for the proposal, 27,376 against and 14,480 abstentions.

The fourth item brought for a vote at the annual meeting of stockholders was to give the Company’s board of directors the authority, for a period of 12 months, to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 19 million shares to 30 million shares in the event that the board of directors determines to effectuate the Stock Split. Votes cast were as follows: 5,207,130 votes for the proposal, 27,250 against, and 15,530 abstentions

The fifth item brought for a vote at the annual meeting of stockholders was to ratify the selection of Pender Newkirk and Company as the Company’s independent accountants for the year ending December 31, 2005. Votes cast were as follows: 5,194,980 votes for the proposal, 17,450 against, and 37,480 abstentions.

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

UTEK CORPORATION
(Registrant)

Date: November 4, 2005	/s/ Clifford M. Gross
Clifford M. Gross
Chairman and Chief Executive Officer

Date: November 4, 2005	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer