Form 10-K
period 2005-12-31
UTEK CORP
filed 2006-02-15
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $76,000,000 based upon the last sale price for the registrant’s common stock on that date. As of February 7, 2006 there were 7,961,505 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. Business

General

We are a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for commercial development and use. Our goal is to provide our portfolio companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

Our technology-transfer transactions generally involve three steps:

•	First, we seek to enter into a strategic alliance agreement with companies to learn about their technology needs and identify new discoveries that they want to acquire.

•	Second, we form and capitalize a new company to acquire the identified technology from a university, medical center or federal research laboratory.

•	Third, companies acquire the identified technology from us in a tax-free stock for stock exchange of shares of our newly formed entity for shares of the company.

We call this unique technology-transfer investment process U2B®.

Our investment objective is to increase our net assets by exchanging stock in new companies that we form to acquire new technologies for securities of, and cash from, companies seeking to acquire such new technologies.

As of December 31, 2005, we had investments of approximately $38.8 million at value, including securities in over 50 portfolio companies. We have transferred a diverse number of technologies to these and other companies ranging from a method to remove water-soluble forms of arsenic from water to a method to facilitate cost effective production of ethanol from waste biomass for fuel additives. During the year ended December 31, 2005, we completed 14 technology-transfer transactions in which we received equity securities of approximately $18.1 million at fair value and entered into 34 strategic alliance agreements in which we received equity securities of approximately $1.6 million at fair value. During 2004, we completed 11 technology-transfer transactions for which we received equity securities of approximately $5.1 million at fair value and entered into 20 strategic alliance agreements for which we received equity securities of approximately $1.3 million at fair value.

We also provide our companies with a full range of complementary technology-transfer-related services and products, including the provision of technical and business expertise to help companies identify, assess, protect and leverage intellectual property assets to enhance market leadership and profitability.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act.

We do not have a registered investment adviser, and our management, under the supervision of our board of directors, makes our investment and management decisions. Our investment objective and strategies may change at any time and from time to time without stockholder approval.

Corporate History and Offices

We were formed in 1997 by our management to facilitate the transfer of new technologies developed by universities and other research institutions to commercial enterprises.

Our executive offices are located at 202 S. Wheeler Street, Plant City, Florida 33563 and our telephone number is (813) 754-4330. We also have offices in Pennsylvania, Massachusetts, North Carolina, California, Texas, Israel and the United Kingdom.

Our Internet address is www.utekcorp.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Business Strategies

Our strategy to achieve our investment objective includes the following key elements:

Execute technology-transfer transactions through our unique U2B® investment process. We seek to achieve our investment objective by creating newly formed companies to identify, license and market new technologies invented primarily by employees of universities, medical centers and federal research laboratories. We intend to sell these newly formed companies principally to privately owned and publicly traded companies in tax-free stock for stock exchanges. We call this unique technology-transfer investment process U2B®. It is our plan that the shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. We seek to sell our newly formed companies to publicly traded portfolio companies whenever possible because such sales provide us with the potential for added liquidity.

Develop relationships with companies through our strategic alliance program. To facilitate the number of technology-transfer transactions we undertake pursuant to our U2B® investment process, we have developed a strategic alliance program. Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of proprietary new technologies primarily from universities, medical centers and federal research laboratories. This program usually includes performing the following activities:

•	Constructing a technology acquisition or disposition profile that is approved by the company.

•	When appropriate, reviewing new technology acquisition opportunities from leading universities, medical centers and federal research laboratories and other sources that potentially meet this profile.

•	When a company has expressed an interest in learning more about a specific technology acquisition opportunity, we will acquire additional information about the technology and share it with the company.

•	At the company’s request, we will negotiate licenses to acquire technologies.

•	When both the company and we agree to move forward to acquire a specific technology, we seek to use our U2B® investment process to acquire and transfer the technology. Alternatively, with our consent, the company may acquire our introduced technology directly from the research institutions.

We normally receive unregistered shares of common stock from companies as payment for the services we render under our strategic alliance consulting engagements. We may also receive cash payments as compensation for our services. In addition, some companies engage us to license their existing proprietary technologies to other companies.

Continue to build strong relationships with research institutions. We have developed relationships with universities and research centers primarily in the United States and, to a lesser extent, in Canada, Europe, Russia, Ukraine, Japan and Chile. In addition, we have entered into agreements with universities and research centers in order to provide us early access to new technologies. We also have technologies available to license on our Pharma-Transfer.com, Techex.com, KnowledgeExpress.com and Uventures.com intellectual capital exchanges from more than 200 universities and research institutions worldwide.

The general terms and provisions of our agreements with universities, medical centers and federal research laboratories may include the following:

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

Provide strategic services and products to companies and research institutions. We seek to provide companies and research institutions with a full range of complementary technology-transfer-related services and products including the following:

•	TechEx.com Website—Used by technology-transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. This exchange was developed by Yale University.

•	KnowledgeExpress.com Website—Used by technology transfer, intellectual property, licensing and business development professionals in universities, corporations and government agencies for access to a comprehensive information platform combining business development and technology resources with expert search and report generation.

•	Uventures.com Website—An innovative Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations.

•	Pharma-Transfer.com Website—Tracks the research and development efforts of leading universities, research institutions and life science companies in order to locate and deliver advanced technology acquisition opportunities to corporate subscribers in the pharmaceutical industry.

•	Strategic Intellectual Property (IP) Management Team—Provides technical and business expertise to help companies identify, assess, protect and leverage IP assets to enhance market leadership and profitability.

•	U2B® Intellectual Property Management Software—A comprehensive, flexible and easy to use product designed to help universities and research centers manage all types of intellectual property.

Pursue complementary acquisitions. Many of the products and services we offer to companies and research institutions were acquired by us through strategic acquisitions. We may seek to make additional acquisitions of technology-transfer-related businesses in the future. In considering whether to purchase a technology-transfer-related company, we evaluate a number of factors including reputation in the industry, the ability to assist our existing business units, quality of service provided, purchase price, strength of ties and relationships with client-companies, universities and research centers, the extent of intellectual property rights to significant technologies, and amount of equity ownership in portfolio companies which possess significant opportunity for growth.

Leverage the experience and relationships of our management team. We intend to take advantage of our experience in the field of technology-transfer to maximize the return on our investments in portfolio companies. We have assembled a management team with extensive experience in the field of technology-transfer. Our management team has experience in negotiating, structuring and consummating technology-transfer transactions. Our Chairman and Chief Executive Officer, Clifford M. Gross, has approximately eight years of experience in the technology-transfer business and has executed numerous technology-transfer transactions.

In addition, we intend to capitalize on relationships that members of our management have developed with research institutions and companies. The primary source of new technology-transfer opportunities to date has been from our management’s contacts with research institutions and companies. We believe that the ability of our management to maintain and develop relationships with research institutions and companies is a key factor in our ability to identify new potential investment opportunities.

Our Investments

Investment Model

Our investments generally follow a specific series of steps, which our management believes provide the greatest opportunity for long-term appreciation. As our investments are designed to bring and develop technologies from their inception at research institutions to the private sector, we refer to our investment model as U2B®. Using our U2B® investment model, we create and capitalize a new company to acquire new technologies and eventually exchange the securities of such newly formed company for securities in companies that acquire them. The sale of our newly formed companies to other companies in connection with our U2B® investment model results in a federal tax-free exchange for us. The following is a list of the steps that we generally take when we make an investment in a portfolio company using our U2B® investment model:

•	Form and capitalize a new company to acquire new technologies.

•	Advise and assist the newly formed company in completing the technology-transfer with the research institution and acquiring the license to the technology.

•	Complete the sale of the newly formed company and receive stock or cash compensation from the company for the sale of the stock we hold in the newly formed company.

•	Sell over time any securities received from the portfolio company as payment for the newly formed company.

In addition to holding a license to a new technology, our newly formed companies may also hold cash and other assets. The companies with which we engage in such transactions frequently have little or no prior operating history. We seek to limit the downside potential of investing in such companies by, among other things, requiring that such companies pay us a significant premium over our cost for the new technologies they acquire from us in connection with our U2B® investment model. We also may make additional investments in our portfolio companies to fund continued research and development of the technologies acquired by companies in connection with our U2B® investment process.

Investment Selection

We invest in companies that our management believes are positioned to benefit from the acquisition of new technology. Prior to our committing funds to an investment opportunity, our management and, to the extent it is deemed to be advisable by our management, our Scientific Advisory Council will review the prospects and risks of the potential technology and/or investment. For more information about our Scientific Advisory Council, see “Business—Scientific Advisory Council.”

When we assist a company in evaluating a new technology, we review the technology to make sure that it meets some or all of the following criteria:

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

If, in our management’s view, a technology meets some or all of the criteria discussed above, then we will commence negotiations with the technology developer to arrange for a license of the technology. Normally, we seek to acquire on behalf of our portfolio companies a worldwide exclusive license for the field of use. These licenses usually have an upfront fee, royalty provision, and minimum annual royalties. Pursuant to the terms of these license agreements, all rights to royalties remain with the university or research institute that grants the license. The term for most agreements is for the life of the technology underlying the license. Our management will review license agreements and advise companies as to license terms and requirements.

Portfolio

As of December 31, 2005, we had investments of approximately $38.8 million at value, including securities in over 50 portfolio companies. We have transferred a diverse number of technologies to these companies ranging from a method to remove water-soluble forms of arsenic from water to a method to facilitate cost effective production of ethanol from waste biomass for full additives. Our transactions to date have been primarily with thinly traded public companies and private companies. As of December 31, 2005, all of the securities that we have received in connection with our U2B® investment model are subject to legal restrictions on resale or are otherwise less liquid than public companies which have actively traded securities. As a result, our ability to sell or otherwise transfer the securities we hold is limited.

Scientific Advisory Council

The principal purpose of our Scientific Advisory Council is to assist our management in the evaluation of new technologies. Our Scientific Advisory Council is comprised of experts in a broad range of scientific, medical and engineering disciplines.

Determination of Net Asset Value

Quarterly Net Asset Value Determination

We determine the net asset value per share of our common stock quarterly. We disclose these net asset values in the periodic reports we file with the SEC. The net asset value per share of our common stock is equal to the value of our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

At December 31, 2005, approximately 59.4% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors considers valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

With respect to equity securities in private companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

We have retained Bolten Financial Consulting, Inc. to provide us with quarterly valuations of our portfolio of investments. Our board of directors uses these valuations to aid it in its determination of the fair value of our investments. Our board of directors retains its responsibility for determining the fair value of our portfolio of investments.

Determinations in Connection with Offerings

In connection with each offering of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our board of directors considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) from the period beginning on the date of the most recently disclosed net asset value of our common stock to the period ending two days prior to the date of the sale of our common stock; and

•	the magnitude of the difference between the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate the net asset value of our common stock in connection with each offering of shares of our common stock, but instead it involves the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we are required to provide in certain registration statements we may file from time to time with the SEC) to suspend the offering of shares of our common stock pursuant to any such registration statement if the net asset value of our common stock fluctuates by certain amounts in certain circumstances until the prospectus included in such registration statement is amended, our board of directors will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value of our common stock to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section, and these records will be maintained with other records we are required to maintain under the 1940 Act.

Financial Information About Financial Segments

See Note 10 “Segment Reporting” to our audited consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information about our reportable segments.

Employees

As of December 31, 2005, we had 50 employees in our offices. Of these employees, 20 are based in our Plant City, Florida corporate headquarters; five in our Massachusetts office; one in our North Carolina office; eight in our Pennsylvania office; one in our Texas office; one in our California office; five in our Israel office; and nine are based in our United Kingdom offices. We believe our relations with our employees are good.

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

As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities in an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

•	is organized and has its principal place of business in the U.S.;

•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a BDC; and

•	does not have any class of securities with respect to which a broker may extend margin credit;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

Except as described below or otherwise permitted by the 1940 Act, we are not able to issue and sell our common stock at a price below our net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

The 1940 Act prohibits us from acquiring (i) more than 3% of the total outstanding shares of another investment company; (ii) shares of another investment company having an aggregate value in excess of 5% of the value of our total assets; or (iii) shares of another registered investment company and all other investment companies having an aggregate value in excess of 10% of the value of our total assets. Subsequent to our acquisition of shares of common stock in HydroFlo, Inc., we became aware that HydroFlo, Inc. was a closed-end management investment company that had elected to be treated as a BDC under the 1940 Act. Because our ownership of HydroFlo, Inc. exceeded certain of the limits set forth above, we have undertaken to sell our investment in HydroFlo, Inc. as expeditiously as possible in order to comply with such provision of the 1940 Act, subject to the applicable requirements of the Securities Act. We currently intend to donate approximately 5.1 million shares of HydroFlo, Inc.’s common stock that we own to various non-profit organizations in order to comply with the above-described requirements. Such an action will likely result in our realization of a loss of approximately $270,000 in connection with our investment in such shares. We have also taken the following corrective actions to limit the likelihood that such an event will occur in the future. These actions include (i) apprising all members of our management team who are responsible for researching and selecting our investments of these restrictions; and (ii) amending our standard investment documentation to include a statement to be provided by each prospective portfolio company as to whether it is an investment company. As of December 31, 2005, we owned approximately 15.2% of HydroFlo, Inc.’s total outstanding shares of common stock, and HydroFlo, Inc. accounted for approximately 1.2% of our total assets.

Our board of directors has appointed a chief compliance officer pursuant to the requirements of the 1940 Act. We are periodically examined by the SEC for compliance with the 1940 Act.

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

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act. We do not anticipate any substantial change in our business.

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

Competition

The technology-transfer business is highly competitive. We expect that if our investment model proves to be successful, our current competitors in the technology-transfer market may duplicate our strategy, and new competitors may enter the market. We compete against other technology-transfer companies, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with our portfolio companies to acquire technologies from universities and government research laboratories. We also compete against large companies that seek to license university-developed technologies for themselves. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition of technology licenses, funding of technology development or marketing to potential portfolio companies.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. As a result, there can be no assurance that we will achieve our investment objective. You should consider carefully the risks described below. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

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

Our investment portfolio is highly concentrated and, as a result, our financial results are largely dependent upon the performance of certain significant investments; principally, Xethanol Corp., KP Renewables, plc, Industrial Biotechnology Corp., UTEK Real Estate Holdings, Inc., Trio Industries Group, Inc., and Fuel FX International, Inc. These six investments totaled $19.7 million in fair value at December 31, 2005, representing 51% of our investments and 44% of net assets. As a result, if our investment in one or more of these companies fails to perform as expected, our financial results could be negatively affected.

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

We invest in development stage companies that our management believes can benefit from our expertise in technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or become obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases further develop new technologies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies with greater access to, and resources for, further development of these new technologies. We may lose our entire investment in any or all of our portfolio companies.

Our portfolio companies depend upon the research and development activities of universities, medical research centers and federal research laboratories, over which neither our portfolio companies nor we have any control.

Our portfolio companies depend upon the research activities of universities, medical research centers and federal research laboratories. Neither we, nor our portfolio companies, have any control over the research activities of universities, medical research centers and federal research laboratories. As neither we nor our portfolio companies provide supervision of any universities, medical research centers and federal research laboratories, we cannot ensure that the research will be done properly and that the results, which we may license, will be reproducible. In addition, we have no control over what types of technologies are presented to us by universities, medical research centers and federal research laboratories for evaluation and commercial development. Further, the licenses to technologies that our portfolio companies obtain may be non-exclusive.

Technologies acquired by our portfolio companies may become obsolete before we can sell their securities.

Neither our portfolio companies nor we have any control over the pace of technology development. There is a significant risk that a portfolio company could acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments.

The patents on the technologies that our portfolio companies license may infringe upon the rights of others, and patent applications that have been submitted may not be granted.

Many of our portfolio companies rely upon patents to protect the technologies that they license. If the patents on technologies that they license are found to infringe upon the rights of others, or are held to be invalid, then the licenses to such technologies will have little or no value to our portfolio companies. In addition, if a patent to a technology licensed by a portfolio company is found to infringe upon the rights of others, the portfolio company may be liable for monetary damages. Our portfolio companies are dependent upon the universities, medical centers or government research facilities to file, secure and protect patents on licensed technologies. In the event that a patent is challenged or violated, our portfolio companies may not have the financial resources to defend the patent either in the preliminary stages of litigation or in court. In addition, if our portfolio companies acquire licenses to technologies with patents pending, we cannot assure you that such patents will be granted.

If our primary investments are deemed not to be qualifying assets, we could be precluded from investing in the manner described in this Annual Report on Form 10-K or deemed to be in violation of the 1940 Act.

As a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. For a discussion of the principal categories of “qualifying assets,” see “Business - Regulation as a Business Development Company.” Currently, if we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of marginable securities under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC issued proposed rules which would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. If adopted, the effect of these rules would be to eliminate confusion regarding whether a privately-owned company that issued debt would qualify as an “eligible portfolio company.”

Unless and until the proposed rules described above are adopted by the SEC, if there were a court ruling or regulatory decision that provided that a privately-owned company that has outstanding debt securities (none of which is listed on a national securities exchange or association) was not an eligible portfolio company, we could be precluded from investing in the manner described in this Annual Report on Form 10-K or deemed to be in violation of the 1940 Act.

Technologies that have been developed with funding from the U.S. government may have limits on their use, which could affect the value of the technology to a portfolio company.

Technologies developed with funds provided by the U.S. government have restrictions regarding where they may be sold and have limits on exclusivity. A portfolio company that acquires a technology developed with federal funding may be limited as to where it can sell the technology. The technology may only be allowed to be sold or manufactured within the U.S. In addition, the U.S. government has the right to use technologies that it has funded regardless of whether the technology has been licensed to a third party. Such regulations may limit the marketability of a technology and therefore reduce the value of the technology to our portfolio companies.

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

Our portfolio companies are mainly thinly traded public companies or private companies, and we acquire securities in our portfolio companies in private transactions. As a result, substantially all of the securities we hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

We are dependent on sales transactions, structured as tax-free exchanges, to sell the new companies we form to acquire new technologies. A change in the Internal Revenue Code affecting tax-free exchanges could reduce our ability to sell such companies.

We do not anticipate selling any of the new companies we form to acquire new technologies except in connection with merger transactions. We anticipate that most, if not all, of such merger transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. If Section 368 were to be amended so that we were no longer able to structure our merger transactions as tax-free exchanges, we may not be able to sell such companies on commercially reasonable terms. If we are unable to successfully sell the new companies we form to acquire new technologies in a merger transaction structured as a tax-free exchange, we may be required to significantly alter the use of our U2B® investment process.

The agreements we have with universities, medical research centers and federal research laboratories do not guarantee that such entities will grant licenses to us or other companies.

The agreements that we have entered into with universities, medical research centers and federal research laboratories provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, the university, medical research center or federal research laboratory will grant a license to us or other companies. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology.

We are dependent upon our management’s ability to identify portfolio companies to acquire the new companies we form to acquire new technologies.

Our investment strategy is based upon selling the new companies we form to acquire new technologies in stock for stock exchanges to companies that wish to acquire the technologies owned by our newly formed companies but which may be neither operating nor established. We do not expect to sell any securities of the new companies we form to acquire new technologies to the public. Therefore, if we fail to identify a company to acquire our newly formed companies, our entire investment could be lost.

We are dependent upon and have little or no control over the efforts of portfolio companies to successfully commercialize the acquired technologies or to retain the licenses to such technologies.

We receive common stock from the portfolio company based upon the mutually agreed upon values of the new companies we form to acquire new technologies, its licensed technology and the portfolio company. We then intend to sell the securities that we acquire in exchange for the new companies we form to acquire new technologies at some time in the future. Therefore, our ability to profit from an investment is ultimately dependent upon the price we receive for the shares of the portfolio company. In most cases, the companies that acquire the new companies we form to acquire new technologies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the portfolio companies that acquire the new companies we form to acquire new technologies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire. They may lose the rights granted to them for the technology for failure to comply with the license agreement. We cannot assure you that any of the portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in the portfolio companies or that our portfolio companies will not take actions that could be detrimental to our investment.

Our investments in our portfolio companies may be concentrated in one or more industries, and if these industries should decline or fail to develop as expected our investments will be lost.

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

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors, and as a result, there is uncertainty regarding the value of our portfolio investments.

At December 31, 2005 and December 31, 2004, investments amounting to $26.4 million or 59.4% of our net assets and $14.0 million or 60.5% of our net assets, respectively, have been valued at fair value as determined by our board of directors. Pursuant to the requirements of the 1940 Act, our board of directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Because there is typically no readily available market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the board of directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

We adjust quarterly the valuation of our portfolio to reflect the board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in net unrealized appreciation (depreciation) of investments.”

Our business depends on key personnel.

We rely on, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman, Clifford M. Gross. Our management team is responsible for the review of potential investments by and the provision of advice to companies regarding the acquisition of technologies and additional research and development. We also depend upon our management’s key contacts with universities, medical research centers and federal research laboratories to maintain our access to new technologies and our relationships with companies in the private sector in order to effectuate the sale of the new companies we form to acquire new technologies.

We have a limited amount of funds available for investment in portfolio companies, and as a result, our investments will lack diversification.

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

At December 31, 2005, $22.9 million or 47% of our total assets consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange or other similar markets. In order for the securities of our portfolio companies to be eligible for continued listing on those markets or quotation systems, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these and other related requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange or any other market or quotation system.

Changes in the law or regulations that govern us could have a material impact on our operations.

Any change in the law or regulations that govern our business could have a material impact on us or on our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

We are subject to certain risks associated with our foreign operations and investments.

We have operations in the United Kingdom and Israel and make investments in foreign companies. As of December 31, 2005, approximately 7.7% of our assets were comprised of assets in foreign operations and investments in foreign companies.

Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	tax rates in certain foreign countries may exceed those in the U.S., and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;

•	exposure to risks associated with changes in foreign exchange rates;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights; and

•	required compliance with a variety of foreign laws and regulations.

Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 25% of our common stock as of December 31, 2005. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in our company in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

We may need additional capital in the future, and it may not be available on acceptable terms.

We have historically relied on outside financing and cash flow from the sale of our investments to fund our operations, capital expenditures and expansion. However, we may require additional capital in the future to fund our operations, finance our investments in portfolio companies, or respond to competitive pressures or strategic opportunities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. In addition, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

•	be forced to reduce our operations;

•	not be able to expand or acquire complementary businesses; and

•	not be able to develop new services or otherwise respond to changing business conditions or competitive pressures.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

We may require additional capital in the future to fund our operations, finance our investments in portfolio companies, or respond to competitive pressures or strategic opportunities. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below our net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below our net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be directly related to operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of BDCs or technology-transfer companies;

•	changes in regulatory policies or tax guidelines with respect to BDCs or technology-transfer companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located at 202 S. Wheeler Street, Plant City, Florida. Our lease for approximately 2,700 square feet of office space expires in 2006. We also lease office space in Massachusetts, Texas, Pennsylvania, North Carolina, California, Israel and the United Kingdom. In the third quarter of 2005, we acquired all of the issued and outstanding shares of capital stock of Ybor City Group, Inc. for an aggregate purchase price of approximately $3.2 million. Ybor City Group, Inc. was a real estate holding company that owned commercial real estate property in Tampa, Florida. We subsequently transferred all of the issued and outstanding shares of capital stock of Ybor City Group, Inc. to one of our portfolio companies, UTEK Real Estate Holdings, Inc. We financed the acquisition through the issuance of 119,134 shares of our common stock. In addition, Ybor City Group, Inc. entered into a $1.5 million mortgage on the property. We intend to use a portion of the property for the expansion and relocation of our corporate headquarters.

Item 3. Legal Proceedings

We are a party from time to time to certain legal proceedings incidental to the normal course of our business. At this time, we are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Computershare Trust Company Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock.

Our shares of common stock began to trade on the American Stock Exchange (AMEX) under the symbol “UTK” on March 25, 2002. Our shares of common stock also trade on the AIM market of the London Stock Exchange under the symbol “UTKA.” We had approximately 1,800 stockholders of record at February 8, 2006. The net asset value per share of our common stock at December 31, 2005 was $5.58. The following table reflects the high and low closing prices by quarter for our common stock on the AMEX for 2005 and 2004, as appropriate.

	High	Low
Fiscal year 2005
First quarter	$15.75	$14.86
Second quarter	$15.45	$13.50
Third quarter	$14.05	$12.29
Fourth quarter	$14.09	$13.28
Fiscal year 2004
First quarter	$15.71	$11.00
Second quarter	$17.00	$15.31
Third quarter	$15.56	$13.75
Fourth quarter	$15.32	$14.35

Dividends

We have never declared or paid any cash dividends to the holders of our common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the expansion of our business and for general corporate purposes. Our board of directors will have sole discretion in determining whether to declare and pay cash dividends in the future. The declaration of cash dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. Our ability to pay cash dividends in the future could be limited or prohibited by regulatory requirements and the terms of financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2005, we had two stock option plans under which shares of our common stock were authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	504,767	$11.16	745,983
Equity compensation plans not approved by security holders	—	—	—
Total	504,767	$11.16	745,983

Item 6. Selected Financial Data

The following table presents our selected consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Income from operations	$22,743,823	$7,188,615	$3,805,177	$3,385,335	$4,075,248
Expenses	13,291,766	5,659,093	3,512,416	3,140,151	2,611,970

Income before income taxes	9,452,057	1,529,522	292,761	245,184	1,463,278
Provision for income taxes	3,564,227	586,800	112,193	91,541	555,298

Net income from operations	5,887,830	942,722	180,568	153,643	907,980
Net realized and unrealized gains (losses)	(3,792,155)	1,317,362	(704,432)	(2,846,423)	(263,697)

Net increase (decrease) in net assets from operations	$2,095,675	$2,260,084	$(523,864)	$(2,692,780)	$644,283

Net increase (decrease) in net assets from operations per share:
Basic	$.29	$.41	$(.12)	$(.69)	$.17
Diluted	$.29	$.37	$(.12)	$(.69)	$.17
Weighted average shares
Basic	7,194,212	5,487,629	4,266,918	3,921,535	3,840,714
Diluted	7,325,312	6,098,537	4,266,918	3,921,535	3,882,914

	2005	2004	2003	2002	2001
Balance Sheet Data:
Investments at fair value	$38,752,926	$19,496,867	$7,745,354	$6,208,090	$10,271,056
Cash and cash equivalents	5,275,626	3,789,182	3,704,327	745,926	1,432,473
Net assets	44,441,118	23,092,943	11,152,370	7,346,057	9,909,440
Net asset value per share	$5.58	$3.85	$2.33	$1.87	$2.53
Common stock outstanding at year end	7,961,505	6,003,163	4,790,550	3,925,672	3,915,672

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

General

We are a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for commercial development and use.

Income

We generate income in the form of securities and cash primarily in connection with the sale to companies of the technologies that we acquire from research institutions and in connection with our strategic alliance agreements.

Technology-Transfer Transactions

We intend to sell the new companies we form to acquire new technologies to privately owned and publicly traded companies in tax-free stock for stock exchanges. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will be sold for cash or other assets in the course of our business to permit us to acquire additional technologies and to fund our operations. We seek to sell such newly formed companies to publicly traded companies whenever possible because such sales provide us with the potential for added liquidity.

Strategic Alliance Agreements

To facilitate establishing on-going consulting engagements with companies, we have developed a strategic alliance process. Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of new technology primarily from universities, medical centers and federal research laboratories. We normally receive unregistered shares of common stock from companies as payment for the services we render under our strategic alliance consulting engagements. Whenever appropriate we will seek to receive cash payments as compensation for our services.

Expenses

Our expenses include costs associated with the acquisition of technology rights, salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. The funds we use to capitalize the new companies that we form to acquire new technologies are recorded as acquisition of technology rights. Sales and marketing costs include license and sponsored research fees, as well as advertising, sales commissions, travel and other expenses that vary with revenues. General and administrative costs include rent, depreciation, investor relations and other overhead costs.

Financial Condition

Our total assets were $49.0 million and our net assets were $44.4 million at December 31, 2005, compared to $25.9 million and $23.1 million at December 31, 2004, respectively. Net asset value per share was $5.58 at December 31, 2005, and $3.85 at December 31, 2004. Net assets increased by $21.3 million or 92.2% in the year ended December 31, 2005.

The changes in total assets, net assets and net asset value per share during the year ended December 31, 2005 were primarily attributable to:

•	14 technology-transfers valued at approximately $18.1 million;

•	The sale of certain of our investments for $3.1 million;

•	The issuance of 1,555,570 shares of our common stock in private placement transactions, an exempt offering and upon the exercise of stock options and warrants for approximately $17.5 million;

•	The use of approximately $13.3 million to fund operations;

•	An increase in deferred tax liability of approximately $1.3 million;

•	The acquisition of two companies valued at $2.0 million through the issuance of shares of our common stock; and

•	A net realized loss of $4.6 million related to the sale of investments that we had carried on our financial statements with a zero value for several quarters.

Our common shares outstanding as of December 31, 2005, were 7,961,505, compared to 6,003,163 at December 31, 2004. The number of our outstanding common shares increased as a result of the issuance of common shares in connection with an exempt offering, upon the exercise of stock options and warrants and in conjunction with two acquisition transactions.

Our financial condition is dependent on a number of factors including our ability to effectuate technology-transfer transactions and the performance of the equity investments that we receive in connection with these transfers. We have invested a substantial portion of our assets in development stage and start-up companies and thinly traded public companies. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no or a limited history of operations.

At December 31, 2005, $22.9 million or 59% of our investments consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board, listed on the American Stock Exchange or listed on the Canadian Venture Exchange, $4.3 million or 11% of our investments consisted of equity securities at fair value in privately owned companies, and $11.6 million or 30% were in U.S. Treasuries or certificates of deposit.

At December 31, 2004, $12.7 million or 65% of our investments consisted of equity securities at value in companies whose securities were quoted on the OTC Bulletin Board, $1.3 million or 7% of our investments consisted of equity securities at fair value in privately owned companies and $5.5 million or 28% were in U.S. Treasuries or certificates of deposit.

A summary of our investment portfolio is as follows:

	December 31,
	2005	2004
Investments, at cost	$43,867,694	$23,995,444
Unrealized depreciation, before income taxes	(5,114,768)	(4,498,577)

Investments, at value	$38,752,926	$19,496,867

The net increase in the value of investment securities from $19.5 million to $38.8 million in 2005 is primarily due to the following events:

•	34 new strategic alliance agreements in which we received publicly traded securities valued at approximately $1.6 million;

•	14 technology-transfers valued at approximately $18.1 million;

•	A net realized gain of $1.1 million related to the sale of some of our shares in Circle Group Holdings, Inc., Full Circle Registry, Inc., Telkonet, Inc., E Med Future, Inc., eFoodSafety.com, Inc., Swiss Medica, Inc., Peak Entertainment, Inc., Silver Screen Studios, Inc., HydroFlo, Inc., Jenex Corporation and Magic Media Networks, Inc.;

•	A net realized loss of $4.6 million related to the sale of investments that we had carried on our financial statements with a zero value for several quarters;

•	The acquisition of Ybor City Group, Inc. valued at $1.7 million through the issuance of shares of our common stock; and

•	Investment of approximately $6.0 million in U.S. Treasuries and certificates of deposit.

The fair value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors.

Our most significant portfolio investments at December 31, 2005 were in Industrial Biotechnology Corp., Xethanol Corp., KP Renewables, plc, Trio Industries Group, Inc., Fuel FX International, Inc. and UTEK Real Estate Holdings, Inc. These six investments total $19.7 million in fair value, representing 51% of our investments and 44% of net assets at December 31, 2005.

Our capital investments made in our newly formed companies during the year ended December 31, 2005 totaled $4.6 million. Of the total capital invested in our newly formed companies during the year ended December 31, 2005, $215,000 was expended on research and development costs, $1.1 million was expended on license and consulting fees, and $3.3 million remained in our newly formed companies at the time they were sold to our portfolio companies. All of these items are reflected in the Consolidated Statement of Operations as acquisition of technology rights.

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital or (5) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that we will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extent in a portfolio company’s successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in our private portfolio companies. However, there can be no assurance that we will have liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

Results of Operations

The principal measure of our financial performance is the “Net increase in net assets from operations,” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between our income from technology-transfers, consulting fees, interest, dividends, fees and other income and our operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Increase (decrease) in unrealized appreciation on investments,” is the net change in the value of our investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004

Income from operations. Income from operations increased 216% to $22.7 million for the year ended December 31, 2005, from $7.2 million for the year ended December 31, 2004. Approximately 85% and 84% of our income from operations (revenue) was received in the form of equity securities for the years ended December 31, 2005 and 2004, respectively. The increase in income from operations was primarily a result of: completing 14 technology transfer transactions compared to the 11 transactions for the year ended December 31, 2004; additional revenue generated by newly acquired businesses of approximately $1.5 million, and an increase in investment income of $356,000 as a result of the increase in cash, U.S. Treasuries and certificates of deposit.

In the year ended December 31, 2005, we completed 14 technology transfer transactions which generated $18.1 million and had acquisition of technology rights costs of $4.6 million as compared to 11 technology transfer transactions which generated $5.1 million and had acquisition of technology rights costs of $1.2 million for the year ended December 31, 2004. The average revenue associated with technology transfer transactions was $1.3 million in 2005 as compared to $466,000 in 2004.

Consulting fees and other services increased to $4.2 million in the year ended December 31, 2005, from $2.0 million in the year ended December 31, 2004. The increase in the amount of income derived from consulting fees resulted from working with an increased amount of strategic alliance agreements in 2005 as compared to 2004; 34 entered into during 2005 versus 20 entered into during 2004. In the year ended December 31, 2005, we rendered services in connection with strategic alliance agreements that generated $1.4 million in revenue, as compared to strategic alliance agreements that generated $1.0 million in revenue for 2004. Other consulting income for 2005 included income of $2.0 million from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $674,000 for 2004. UTEK Information Services comprised the balance of consulting fee income for 2005 and 2004. UTEK-EKMS, Inc. and Pharma Transfer, Ltd. were purchased in the last quarter of 2004; therefore, the related income for 2004 only reflects a partial year for those subsidiaries. UTEKip, Ltd. was purchased in January 2005; therefore, there is no income reflected in 2004.

Of the total consulting and other income received during 2005, 34% was paid in the form of equity securities in companies, and the balance was paid in cash. Of such income received during 2004, 48% was paid in the form of equity securities, and the balance was paid in cash.

In the absence of readily available market values, our board of directors determines the fair value of the securities we receive in connection with our technology-transfer transactions and strategic alliance agreements. In making its determination, the board of directors considers valuation appraisals provided by an independent valuation service provider.

Our income from operations can vary substantially, due to a variety of factors, therefore, current results may not be indicative of future performance.

Expenses. Total operating expenses for the year ended December 31, 2005 were $13.3 million consisting of acquisition of technology rights of $4.6 million, salaries and wages of $2.7 million, professional fees of $774,000, sales and marketing expenses of $2.6 million, and general and administrative expenses of $2.7 million. These expenses compared to the $5.7 million reported for the year ended December 31, 2004, consisting of acquisition of technology rights of $1.2 million, salaries and wages of $1.1 million, professional fees of $559,000, sales and marketing expenses of $1.1 million, and general and administrative expenses of $1.7 million. The 135% increase in total operating expenses was due primarily to an increased number of employees, increased costs of completing 14 sales of technology rights, commissions to outside service providers used strictly to generate strategic alliance agreements and related to our newly acquired businesses.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 148% increase in salaries and wages reflects an increase in the number of UTEK employees as well as $870,000 in salaries related to our newly acquired businesses. The 300% increase in acquisition of technology rights expenses was due to completing 14 technology transfer transactions with an average cost of $329,000 in the year ended December 31, 2005, as compared to 11 transactions with an average cost of $105,000 for the year ended December 31, 2004. The 123% increase in sales and marketing expenses was due largely to higher commissions to outside service providers used strictly to generate strategic alliance agreements, a significant increase in the number of our sales personnel to expand our business, and approximately $543,000 in fees paid to outside research consultants for fulfillment of certain contracts of one of our newly acquired businesses. The 38% increase in professional fees relates to an increase in the cost of valuations due to an increase in the number of our portfolio companies, an increase in legal and accounting fees related to acquisitions and other projects, and other professional fees related to our newly acquired businesses. The 56% increase in general and administrative costs is largely due to the cost of additional outside services related to the listing of our shares of common stock on the London Stock Exchange’s AIM market, royalties, other general and administrative expenses related to our newly acquired businesses and an increase in costs related to the increase in the number of our employees.

Net Realized Gains (Losses). Net realized gains (losses) on investments, net of income tax effect, amounted to $(3.5 million) for the year ended December 31, 2005 and were related to sales of:

Company Name	Number Of Shares	Gain(Loss) On Sale net of income tax
Circle Group Holdings, Inc.	2,642,197	$1,340,949
E Med Future, Inc.	608,968	(161,387)
Telkonet, Inc.	20,668	37,317
Magic Media Networks, Inc.	477,096	(41,021)
eFoodSafety.com, Inc.	61,224	(2,355)
Full Circle Registry, Inc.	200,000	(99,784)
Hydroflo, Inc.	364,956	88,510
Silver Screen Studios, Inc.	47,615	(29,137)
Peak Entertainment, Inc	4,000	(7,056)
Swiss Medica, Inc.	200,000	8,683
Jenex Corporation	133,333	(8,099)
Group of zero value shares (1)	various	(4,585,599)

		$(3,458,979)

(1)

Upon approval from our board of directors, our management made the decision to sell these investments because such investments had been carried on our financial statements with a zero value for several quarters. Maintaining these investments was costly due to expenses we incurred in connection with our independent valuation service provider’s quarterly valuation of such investments and, in the opinion of management, the likelihood of the future appreciation in value of such investments was minimal. The following investments were included in the group of zero value shares above: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd. For more information about each of these investments, see the schedule of investments included in our audited financial statements.

Net realized gains (losses) on investments, net of income tax effect, amounted to $1.6 million for the year ended December 31, 2004, and were related to sales of:

Company Name	Number Of Shares	Gain(Loss) On Sale net of income tax
Full Circle Registry, Inc.	188,500	$(85,395)
Circle Group Holdings, Inc.	684,932	1,618,707
Duraswitch Industries, Inc.	34,782	33,226
Innovative Medical Services, Inc.	35,560	(10,962)

		$1,555,576

Changes in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At December 31, 2005, approximately 59.4% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized depreciation of investments, net of taxes, was $333,176 for the year ended December 31, 2005, compared to net unrealized depreciation, net of taxes, of $238,214 for the year ended December 31, 2004. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the year ended December 31, 2005 and 2004. During the year ended December 31, 2005, there were declines in fair value in Circle Group Holdings, Inc. of $3.4 million, Health Sciences Group, Inc. of $500,000, Manakoa Services Corp. of $1.3 million and INSEQ Corporation of $1.1 million. These declines were partially offset by gains in Industrial Biotechnology Corp of $2.2 million, Trio Industries Group, Inc. of $600,000, as well as net unrealized appreciation of $4.1 million relating to the sale of and write off of certain investments in 2005. Most of the appreciation came from the sale of investments that had been valued at zero by our board of directors for several quarters. Maintaining such investments was costly due to expenses we incurred in connection with our independent valuation service provider’s quarterly valuation of such investments. Moreover, our management believed that the likelihood of future appreciation in the value of such investments was minimal. Because we had previously recorded the depreciated value of these investments as unrealized losses, we had to make an accounting entry to reverse the unrealized depreciation. This accounting entry resulted in an unrealized appreciation of $4.6 million relating to these investments.

Our other investments as a whole had net unrealized depreciation of $(800,000) for the year ended December 31, 2005.

Our net realized and unrealized gains (losses) can vary substantially, due to a variety of factors; therefore, current results may not be indicative of our future performance.

Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

Income from operations. Income from operations increased 89% to $7.2 million for the year ended December 31, 2004, from $3.8 million for the year ended December 31, 2003. Approximately 84% and 77% of our income from operations (revenue) was received in the form of equity securities for the years ended December 31, 2004 and 2003, respectively. The increase in income from operations resulted from completing 11 sales of technology rights, as compared to 6 sales of technology rights in 2003.

In the year ended December 31, 2004, we completed 11 technology transfer transactions which generated $5.1 million in revenue and had acquisition of technology rights costs of $1.2 million as compared to 6 technology transfer transactions which generated $2.7 million in revenue and had acquisition of technology rights costs of $424,000 for the year ended December 31, 2003. The average revenue associated with technology transfer transactions was $466,000 in 2004, as compared to $450,000 in 2004.

Our Board of Directors determines the fair value of the shares we receive in the absence of readily available market values. In making its determination, the Board of Directors has considered valuation reports provided by an independent valuation service provider.

Consulting fees increased to $2.0 million in the year ended December 31, 2004, from $1.1 million in the year ended December 31, 2003. The increase in the amount of income derived from consulting fees resulted from working with an increased amount of strategic alliance agreements in 2004 as compared to 2003. Of the fees received during 2004, 48% were paid in the form of unregistered shares of common stock in our clients; the balance was paid in cash. Of the fees received during 2003, 23% were paid in the form of unregistered shares of common stock in our clients; the balance was paid in cash.

Expenses. Total operating expenses for the year ended December 31, 2004, were $5.7 million consisting of acquisitions of technology rights of $1.2 million salaries and wages of $1.1 million, professional fees of $559,000, sales and marketing expenses of $1.1 million, and general and administrative expenses of $1.7 million. These expenses compared to the $3.5 million reported for the year ended December 31, 2003, consisting of acquisition of technology rights of $423,000, salaries and wages of $746,000, professional fees of $735,000, sales and marketing expenses of $394,000, and general and administrative expenses of $1.2 million. The 61% increase in total operating expenses in 2004, was primarily due to greater technology-transfer costs, increased marketing efforts not only for sales but also public and investor relations, increased investment banking fees, an increase in the number of employees and increases in their pay, the cost of an increased marketing effort and the increase in the base salary of our Chief Executive Officer. The 189% increase in sales and marketing expenses was largely due to an increase in the costs associated with acquisition of technologies that we subsequently transferred, including commissions, the travel costs associated with sales personnel fulfilling the additional technology-transfer transactions and strategic alliance agreements, an increase in sales personnel, as well as an increased marketing effort. Of the 45% increase in salaries and wages in 2004, 29% was attributable to an increase in the number of our employees and approximately 16% was attributable to an increase in compensation we paid our Chief Executive Officer. The 24% decrease in professional fees is largely due to the lowered costs of quarterly review fees by our registered public accounting firm as well as additional attorneys’ and other professional fees for work related to specific projects in early 2003, that were not repeated in 2004; which was offset slightly by an increase in the cost of quarterly valuation reports due to the increasing number of investments. The 43% increase in general and administrative costs is largely due to the increased efforts in public and investor relations and other outside services.

Net Realized Gains (Losses). Net realized gains on investments, net of income tax effect, amounted to $1.6 for the year ended December 31, 2004 and were related to sales of:

Company Name	Number of Shares	Gain(Loss) On Sale net of income tax
FullCircle Registry, Inc	188,500	$(85,395)
Circle Group Holdings, Inc.	684,932	1,618,707
Duraswitch Industries, Inc.	34,782	33,226
Innovative Medical Services, Inc.	35,560	(10,962)

		$1,555,576

Net realized losses on investments, net of income tax effect, amounted to $228,871 for the year ended December 31, 2003, and were related to sales of:

Company Name	Number of Shares	Gain(Loss) On Sale net of income tax
Advanced Recycling Sciences, Inc.	9,000	(3,556)
FullCircle Registry, Inc	43,000	(116,302)
Circle Group Holdings, Inc.	98,250	45,455
Innovative Medical Services, Inc.	120,000	14,806
Clean Water Technologies, Inc	20,000	(335)
Centrex, Inc.	1,343,400	(160,284)
Sense Holdings, Inc.	228,089	(8,655)

		$(228,871)

Changes in Unrealized Appreciation or Depreciation. We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At December 31, 2004, approximately 60.5% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized depreciation of investments, net of taxes, was $238,000 for the year ended December 31, 2004, compared to net unrealized depreciation, net of taxes, of $476,000 for the year ended December 31, 2003. The net unrealized losses consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the year ended December 31, 2004, and 2003. There were declines in value in 2004 related to our investments in Graphco Holdings Corporation, Rosbon, Inc., Advanced Recycling Sciences, Inc., Voice and Wireless, Inc., FullCircle Registry, Inc., Stealth MediaLabs, Inc., Primapharm Funding Corporation, Prime Pharmaceutical Corporation, Sequiam Corporation, GloTech Industries, Inc. and E Med Future, Inc. However, the decline in value was partially offset by an increase in value in our investments in Circle Group Holdings, Inc., Duraswitch Industries, Inc., Clean Water Technologies, Inc. and Peak Entertainment Holdings, Inc.

Our most significant portfolio investment was in Circle Group Holdings, Inc. at December 31, 2004 with a fair value of approximately $6.8 million. The fair value of our investment in Circle Group increased by approximately $900,000 for the year ended December 31, 2004. There was a $440,000 increase in value due to warrants that we exercised for $180,000 with a value of $940,000; there was also an increase in the fair value per share from $1.41 at December 31, 2003 to $1.88 at December 31, 2004, which totaled $1.5 million. These increases were offset by the sale of 684,932 shares, which decreased the value by $1.0 million.

Our net realized and unrealized gains (losses) can vary substantially, due to a variety of factors; therefore, current results may or may not be indicative of our future performance.

Liquidity and Capital Resources

Net assets increased 92% to $44.4 million at December 31, 2005 from $23.1 million at December 31, 2004. This increase was primarily attributable to the completion of exempt offerings of shares of our common stock totaling $15.8 million, net of offering costs, during the year ended December 31, 2005 and by our completion of fourteen technology-transfer transactions valued at $18.1 million, offset by net realized losses and unrealized depreciation of $3.8 million on our investments.

Our primary source of liquidity and capital for the year ended December 31, 2005 was from the completion of exempt offerings of shares of our common stock. In conjunction with one of our equity offerings during 2005, we listed shares of our common stock for trading on the AIM market of the London Stock Exchange under the symbol “UTKA.”

Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash. In 2005, 85% of our income from operations was paid in the form of equity securities compared to 84% of our income from operations for 2004. Our goal is to monetize the equity stakes we receive in consideration for the technology transfer transactions and our consulting services.

At December 31, 2005, we had cash and cash equivalents of $5.3 million. We also had investments in U.S. Treasuries and Certificates of Deposit (CDs) of $11.6 million. We typically invest our excess cash in U.S. Treasuries and CDs which normally have three month to one year maturities. These investments do not qualify as cash equivalents. We anticipate using our cash on hand to fund our technology transfer business in 2006. We had no debt outstanding at December 31, 2005.

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2005:

Contractual Obligations

	2006	2007	2008	2009	2010	More than 5 Years
Long-term debt	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Long-term leases	131,100	104,860	36,978	26,188	1,301	-0-

Total	$131,100	$104,860	$36,978	$26,188	$1,301	$-0-

We entered into an employment agreement with our Chief Executive Officer, Clifford M. Gross, effective September 1, 2004. The term of the agreement is for three years and provides for an annual salary of $300,000 and a reasonable automobile allowance. Additionally, Dr. Gross will receive certain severance benefits including a payment equal to $50,000 for each year of service he has provided.

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

Valuation Methodology

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

Sale Of Technology Rights

We recognize revenue from the sale of technology rights upon the exchange of the shares of our newly formed companies with companies (which companies then become our portfolio companies). We record revenue based on the fair value of the consideration received, as determined by the Board of Directors. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

Consulting and Other Services

In addition to technology-transfer transactions, we offer strategic alliance consulting services. Strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company or cash. These agreements are typically cancelable with 30 days notice.

Revenue from strategic alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value as determined by the Board of Directors. In some cases the Company is paid a fee in connection with a technology-transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

Net Realized Gains/Losses and Net Change in Unrealized Appreciation/Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Acquisition of Technology Rights

The funds we use to capitalize the companies we form to acquire new technologies are recorded as “acquisition of technology rights” within expenses on the accompanying statements of operations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. This statement was originally effective for periods beginning after June 15, 2005, however in April 2005, the Securities and Exchange Commission issued a rule deferring the effective date until January 1, 2006. The Company has adopted the provisions of this statement as of January 1, 2006. If the fair value method had been adopted in prior periods, the impact on the accompanying financial statements would be a reduction of net increase in net assets from operations of $310,472 and $246,244 in 2005 and 2004, respectively, and an increase in the net decrease in net assets from operations of $292,719 in 2003. The net increase (decrease) in net assets from operations per diluted share would have been reduced by $0.05, $0.04 and $0.07 for 2005, 2004 and 2003, respectively.

Recent Developments

Subsequent to December 31, 2005, the Company completed three technology transfer transactions; one to Fuel FX International, Inc. for 100,000 unregistered shares of Series B Preferred Stock, one to Broadcast International, Inc. for 944,360 unregistered common shares and one to Websky, Inc. for 33,250,000 unregistered common shares.

The shares acquired by us in the aforementioned transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The value of the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction.

On February 8, 2006, we closed a registered offering of 816,330 shares of our common stock. Proceeds to us were $9.3 million (before expenses). Piper Jaffray & Co. was the sole manager for the offering.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk and foreign exchange risk. The following is a discussion of our equity market risk and foreign exchange risk.

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

We are also subject to risk from changes in foreign exchange rates with respect to our subsidiaries that use a foreign currency as their functional currency. Such changes could result in cumulative translation gains or losses that are included in our net assets. Revenue from foreign subsidiaries as a percentage of total revenue was 4.6% for the year ended December 31, 2005. Our foreign subsidiaries are based in the United Kingdom and Israel. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. We generally do not use foreign currency options and forward contracts to hedge against the earnings effect of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Item 8. Financial Statements and Supplementary Data

UTEK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

UTEK Corporation and Subsidiaries

Plant City, Florida

We have audited the accompanying consolidated statements of assets and liabilities of UTEK Corporation and subsidiaries ( the Company) including the schedule of investments as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and changes in net assets for the three years ended December 31, 2005. These consolidated financial statements and schedule of investments are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule of investments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule of investments referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations, cash flows and changes in net assets for the three years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2006 expressed an unqualified opinion thereon.

/s/ PENDER NEWKIRK & COMPANY LLP
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

January 27, 2006

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

UTEK Corporation

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control – Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Pender Newkirk & Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors

UTEK Corporation and Subsidiaries

Plant City, Florida

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that UTEK Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Company, including the schedule of investments, as of December 31, 2005 and 2004, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2005 and our report dated January 27, 2006 expressed an unqualified opinion thereon.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

January 27, 2006

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2005	December 31, 2004
ASSETS
Investments:
Non-affiliate investments (cost: 2005 - $14,652,995; 2004 - $8,509,822)	$15,498,623	$4,880,620
Affiliate investments (cost: 2005 - $15,486,769; 2004 - $9,954,696)	9,764,550	9,085,321
Controlled investments (cost: 2005 - $2,126,573; 2004 - $-0-)	1,888,396	—
U.S. Treasuries and certificates of deposit (cost: 2005 - $11,601,357; 2004 - $5,530,926)	11,601,357	5,530,926

Total investments	38,752,926	19,496,867
Cash and cash equivalents	5,275,626	3,789,182
Accounts receivable, net of allowance for bad debt	746,207	189,888
Prepaid expenses and other assets	448,810	263,203
Fixed assets, net	311,103	410,440
Goodwill	3,128,139	1,517,922
Intangible assets	343,149	212,142

TOTAL ASSETS	49,005,960	25,879,644

LIABILITIES
Accrued expenses	367,763	683,272
Deferred revenue	1,606,242	788,888
Deferred tax liability	2,590,837	1,314,541

TOTAL LIABILITIES	4,564,842	2,786,701

NET ASSETS	$44,441,118	$23,092,943

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 7,961,505 and 6,003,163 shares issued and outstanding at December 31, 2005 and 2004, respectively	$79,616	$60,032
Additional paid-in capital	40,347,663	20,959,242
Accumulated income:
Accumulated net operating income	10,134,057	4,246,227
Net realized gain (loss) on investments, net of income taxes	(2,968,399)	490,580
Net unrealized depreciation of investments, net of deferred income taxes	(3,138,939)	(2,805,763)
Foreign currency translation adjustment	(12,880)	142,625

Net assets	$44,441,118	$23,092,943

Net asset value per share	$5.58	$3.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

	Year ended December 31
	2005	2004	2003
Income from operations:
Sale of technology rights	$18,131,941	$5,130,614	$2,698,478
Consulting and other services	4,178,504	1,980,944	1,086,064
Investment income, net	433,378	77,057	20,635

	22,743,823	7,188,615	3,805,177
Expenses:
Acquisition of technology rights	4,599,570	1,151,152	423,500
Salaries and wages	2,675,317	1,080,196	746,171
Professional fees	774,434	559,435	734,658
Sales and marketing	2,563,430	1,137,902	394,115
General and administrative	2,679,015	1,730,408	1,213,972

	13,291,766	5,659,093	3,512,416

Income before income taxes	9,452,057	1,529,522	292,761
Provision for income taxes	3,564,227	586,800	112,193

Net income from operations	5,887,830	942,722	180,568

Net realized and unrealized gains (losses):
Net realized gains (losses) on investments, net of income tax expense (benefit) of $(2,086,923), $938,534, and $(138,085) for 2005, 2004 and 2003, respectively	(3,458,979)	1,555,576	(228,871)
Change in net unrealized depreciation of investments, net of deferred tax benefit of $(201,008), $(143,723), and $(286,772) for 2005, 2004 and 2003, respectively	(333,176)	(238,214)	(475,561)

Net increase (decrease) in net assets from operations	$2,095,675	$2,260,084	$(523,864)

Net increase (decrease) in net assets from operations per share:
Basic	$.29	$.41	$(.12)
Diluted	$.29	$.37	$(.12)
Weighted average shares:
Basic	7,194,212	5,487,629	4,266,918
Diluted	7,325,312	6,098,537	4,266,918

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
Operating Activities:
Net increase (decrease) in net assets from operations	$2,095,675	$2,260,084	$(523,864)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in net unrealized depreciation of investments	532,762	381,935	783,100
Depreciation and amortization	144,434	53,228	41,284
(Gain) loss on sale of investments	5,545,902	(2,494,110)	366,957
Deferred income taxes	1,276,296	1,381,616	(312,664)
Investment securities received in connection with the sale of technology rights	(18,034,510)	(5,092,399)	(2,698,478)
Consulting and other services rendered in exchange for investment securities	(1,404,096)	(1,020,677)	(266,610)
Changes in operating assets and liabilities:
Accounts receivable	(396,439)	74,389
Prepaid expenses and other assets	(88,130)	(92,694)	(32,832)
Deferred revenue	116,052	(96,505)	83,656
Accrued expenses	(404,832)	397,088	60,950
Income taxes payable	—	—	(16,781)

Net cash used by operating activities	(10,616,886)	(4,248,045)	(2,515,282)

Investing Activities:
Proceeds received on sale of investments	3,097,496	2,794,186	427,636
Purchase of investments	(6,800,319)	(5,960,926)	—
Purchases of fixed assets	(138,402)	(79,855)	(44,130)
Acquisition of Knowledge Express (net cash acquired $26,423)	(1,473,577)	30,188	—

Net cash provided by (used by) investing activities	(5,314,802)	(3,216,407)	383,506

Financing Activities:
Net proceeds from issuance of common stock	15,794,705	6,752,642	3,925,669
Proceeds from exercise of stock options / warrants	1,663,300	1,017,875	356,000
Net proceeds from issuance of debt	—	—	760,000
Payments on bank debt	(23,516)	(262,292)	—

Net cash provided by financing activities	17,434,489	7,508,225	5,041,669

Foreign currency translation adjustment	(16,357)	41,082	48,508

Increase in cash and cash equivalents	1,486,444	84,855	2,958,401
Cash and cash equivalents at beginning of period	3,789,182	3,704,327	745,926

Cash and cash equivalents at end of period	$5,275,626	$3,789,182	$3,704,327

See accompanying notes

	Year Ended December 31
	2005	2004	2003
Supplemental Disclosures of Non-Cash Investing Activities
The Company purchased all of the capital stock of INTRA-DMS, Ltd. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$502,035
Consideration given	300,000

Liabilities assumed	$202,035

The Company issued 119,134 shares of common stock issued to purchase Ybor City Group, Inc.	$1,650,000

The Company issued 125,715 Shares of Common Stock Issued in		$847,890

Settlement of Note Payable
The Company purchased all of the capital stock of UTEK-EKMS, Inc. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$572,030
Consideration given		300,000

Liabilities assumed		$272,300

The Company purchased all of the capital stock of Pharma-Transfer, Ltd. for $435,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$674,129
Consideration given		435,000

Liabilities assumed		$239,129

The Company purchased all of the capital stock of ABM of Tampa Bay, Inc., for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$300,000
Consideration given		300,000

Liabilities assumed		$0

UTEK Corporation

Consolidated Statements of Changes in Net Assets

	Year ended December 31
	2005	2004	2003
Changes in net assets from operations:
Net income from operations	$5,887,830	$942,722	$180,568
Net realized gain (loss) on sale of investments, net of related income taxes	(3,458,979)	1,555,576	(228,871)
Change in net unrealized depreciation of investments, net of related deferred taxes (benefit)	(333,176)	(238,214)	(475,561)

Net increase (decrease) in net assets from operations	2,095,675	2,260,084	(523,864)

Capital stock transactions:
Proceeds from issuance of common stock net of offering costs of $2,036,042, $935,758 and $449,030 for the years ended December 31, 2005, 2004 and 2003, respectively	15,794,705	6,738,642	3,925,669
Proceeds from the exercise of stock options for the years ended December 31, 2005, 2004 and 2003, respectively	1,663,300	1,017,875	356,000
Common stock issued in settlement of note payable	—	847,890	—
Common stock issued in acquisition of Ybor City Group, Inc.	1,650,000	—	—
Common stock issued in acquisition of UTEKip, Ltd.	300,000	—	—
Common stock issued in acquisition of UTEK-EKMS, Inc.	—	300,000	—
Common stock issued in acquisition of Pharma Transfer, Ltd.	—	435,000	—
Common stock issued in acquisition of ABM of Tampa Bay, Inc.	—	300,000	—

Net increase in net assets from stock transactions	19,408,005	9,639,407	4,281,669

Foreign currency translation adjustment	(155,505)	41,082	48,508

Net increase in net assets	21,348,175	11,940,573	3,806,313
Net assets at beginning of year	23,092,943	11,152,370	7,346,057

Net assets at end of year	$44,441,118	$23,092,943	$11,152,370

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2005

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
13,240,000	8/05	Industrial Biotechnology Corp. Manufactures and markets flavors and fragrances	$2,170,068	$5,693,200	12.8%
1,200,275	4/04	Xethanol Corp. Bioethanol and derivative products	3,463,007	3,480,797	7.8
(6)	9/05	KP Renewables (Kwikpower International plc) (Convertible Debenture) (5),(6) Renewable energy	1,884,920	1,666,666	3.7
973,508	1/02	Circle Group Holdings, Inc. Small business holding company	430,506	973,508	2.2
97,000	12/05	Advanced Refractive Technologies, Inc. (preferred stock) Opthalmic technologies	1,114,671	964,075	2.1
250,000	5/05	Harborlight Diverisfied Fund, LP (privately held) (7) Diversified mutual and hedge funds	250,000	262,020	0.5
50,000	7/05	Israel Technology Acquisition Corp.(5) Special purpose acquisition corp.	300,000	251,500	0.5
40,000	7/05	Fortress America Acquisition Corp. Special purpose acquisition corp.	240,000	240,800	0.5
359,182	4/05	NutraCea International Corp. Rice bran research and development	147,265	204,734	0.4
2,100,000	3/04	Swiss Medica, Inc. Health bioscience products	381,268	191,100	0.4
720,637	4/03	Intra-Asia Entertainment Corp. Digital television entertainment	1,607,494	136,921	0.3
645,000	3/03	Sequiam Corp. Authentication and biometrics technologies	185,726	135,450	0.3
60,000	12/05	Metamorphix Global (privately held) Design and manufacture of countertops	120,000	120,000	0.2
800,000	9/05	Quest Minerals & Mining Corp. Coal and mineral mining	81,228	104,000	0.2
171,432	11/05	Shumate Industries Energy field service applications	78,852	94,288	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	76,800	0.2
30,379	12/05	Amazing Technologies Corp. Web services supplier and integrator	77,544	76,555	0.2
261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	75,758	0.2
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	75,000	0.2
91,885	10/04	Pacific Biometrics, Inc. Specialty central laboratory services	59,356	74,427	0.2
31,413	9/05	World Energy Solutions, Inc. Energy saving technologies	71,256	57,172	0.1
342,857	9/05	American Soil Technologies, Inc. Fertilizer innovation	75,996	54,857	0.1
54,857	5/05	Vitacube Systems Holding, Inc. Specialty nutraceuticals	84,852	54,308	0.1
40,000	8/05	Broadcast International, Inc. Telecommunication	80,916	54,000	0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	50,160	0.1

333,332	5/05	Hybrid Fuel Systems, Inc. Patented natural gas/diesel dual fuel technology	78,852	43,333	0.1
50,000	3/05	KP Renewables (Kwikpower International plc) (5)(6) Renewable energy	94,500	42,000	0.1
29,999	7/04	INyX, Inc. Aerosol drug delivery	19,813	41,399	0.1
413,482	5/05	Preservation Sciences Inc Metal and concrete coatings	—	30,184	0.1
675,032	6/03	E Med Future, Inc. Needle destruction device	357,767	26,326	0.1
750,000	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	22,500	0.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	223,984	20,998	0.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	18,200	0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	16,286	0.1
176,250	4/05	Maelor PLC (5) Products for niche healthcare applications	24,147	16,039	0.1
1,533,333	5/05	Advanced Refractive Technologies, Inc. (formerly Visijet, Inc.) Ophthalmic technologies	81,996	15,333	0.1
480,000	4/05	Websky Inc. Broadband wireless	—	12,000	0.1
61,224	3/04	eFoodSafety.com Inc. Safety of fruit, vegetables, poultry, beef and seafood	20,863	9,796	0.1
67,904	12/03	Magic Media Networks, Inc. Digital display monitor networks	7,831	6,722	<.1
36,923	9/04	Material Technologies, Inc. Metal fatigue detection	78,672	4,800	<.1
295,500	7/04	Veridium Corp. Environmental services business	69,032	3,546	<.1
14,796	1/04	GeneThera, Inc. Molecular biotechnology products	36,014	1,065	<.1

		Total Investments in Non-Affiliates	$14,652,995	$15,498,623	34.9%

		Affiliate Investments (2)
2,915,489	6/05	Trio Industries Group, Inc, Protective powder coating	3,997,210	4,985,486	11.2
9,900,717	4/05	Fuel FX International, Inc. (privately held) Reductional environmental emissions	1,980,142	1,980,143	4.5
3,123,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,685,189	874,637	2.0
484,782,608	9/05	INSEQ Corp. Waste minimization	2,434,783	727,174	1.6
6,343,573	4/04	HydroFlo, Inc. (8) Waste water treatment solutions	854,602	596,296	1.4
7,647,561	4/04	Manakoa Services Company Compliance analysis and monitoring	2,258,837	504,739	1.1
960,779	6/99	Clean Water Technologies, Inc. Environmental services	568,006	92,235	0.2
480,000	8/04	TenthGate, Inc. (privately held) Healthcare related products and services	—	3,840	<.1
4,221,165	4/01	Stealth Media Labs, Inc. Software products	1,708,000	—	0.0
100,000	8/04	Myrmidon Biomaterials, Inc.,( privately held) Biomaterial tendon replacement	—	—	0.0

		Total Investments in Affiliates	$15,486,769	$9,764,550	22.0%

		Controlled Investment (3)
1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	2,126,573	1,888,396	4.2

		Total Investment in Controlled Investment	$2,126,573	$1,888,396	4.2%

		U.S. Treasuries and Certificates of Deposit (4)
	Various	U.S. Treasury Bills, maturities from 1/19/06 to 8/15/06, Interest rates from 3.712 to 4.234%	9,835,060	9,835,060	22.1
	Various	Certificates of Deposit, maturities from 2/17/06 to 6/30/06, interest rates from 3.15% to 3.9%	1,766,297	1,766,297	4.0

		Total Investments in U.S. Treasuries and CDs	$11,601,357	$11,601,357	26.1%

		TOTAL INVESTMENTS	$43,867,694	$38,752,926	87.2%

		Cash and other assets, less liabilities		5,688,192	12.8%

		Net assets at December 31, 2005		$44,441,118	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly traded over the counter, publicly traded on the American Stock Exchange or publicly traded on the Canadian Venture Exchange.

•	The above investments with the exception of the U.S. Treasuries, certificates of deposits and UTEK Real Estate Holdings, Inc. (see (3) below) are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements.)

•	As of December 31, 2005, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc., Israel Technology Acquisition Corp., Harborlight Diverisfied Fund, LP and Fortress America Acquisition Corp. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	Upon approval by the Board of Directors, management made the decision in the quarter ended September 30, 2005 to sell some of the investments that the Company had carried on its financial statements with a zero value for several quarters. Management determined that maintaining these investments was costly and the likelihood of future value was minimal. The following assets were removed from the schedule of investments as a result of this transaction: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corp., Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corp. and Xeminex, Ltd.

(1)	These are non-affiliate investments. Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities of the company.

(2)	These are affiliate investments. Affiliate investments are generally defined under the Investment Company Act of 1940 as companies which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(3)	This is a control investment. Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities of the Company. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds three investments: Rosbon LLC, ABM of Tampa Bay, Inc., and Ybor City Group, Inc. UREHI holds 150 shares of the total shares outstanding of Rosbon LLC and all of the outstanding shares of ABM of Tampa Bay, Inc., and Ybor City Group, Inc.
(4)	The Company invests excess cash in a number of U.S. Treasury Bills and Certificates of Deposit. These short-term investments normally have three-month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or principal place of business is outside the U.S.
(6)	Investment consists of a £1.25 million convertible debenture ($2,148,500 at December 31, 2005). The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.
(7)	Non-registered investment company.
(8)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2004

Shares	Initial Date of Acquisition	Non–Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
2,550,000	4/04	Manakoa Services Company Risk management and continuity planning	$831,520	$1,147,500	5.0%
432,387	4/04	Xethanol Corporation ( privately held) Developer of bioethanol products	1,043,075	1,080,968	4.7
20,550,000	9/04	Uniphyd Corporation Develops and operates managed care plans	588,568	534,300	2.3
1,284,000	6/03	E Med Future, Inc. Manufacturer of needle destruction device	684,909	462,240	2.0
9,255,882	2/04	Zkid Network Company Developer of proprietary software	984,437	305,444	1.3
80,000	11/04	GreenWorks Corporation, Environmental engineering and brownfield development	84,660	155,200	0.7
500,000	3/04	Swiss Medica, Inc. Developer of bioscience products	79,628	140,000	0.6
221,033	4/04	Power3 Medical Products, Inc. Developer of healthcare products	223,984	130,410	0.6
120,000	11/04	Xeminex Macedonia Ltd.( privately held) Developer of cost effective technologies for the extraction of metals and minerals from ores and industrial wastes	120,000	120,000	0.5
645,000	3/03	Sequiam Corporation Developer of biological authentication and biometrics technologies	185,726	116,100	0.5
129,730	10/04	Pacific Biometrics, Inc. Specialty central laboratory services	83,796	105,081	0.5
20,668	2/04	Telkonet, Inc. Networking and internetworking products	39,110	87,632	0.4
175,000	11/04	SinoFresh Healthcare, Inc. Developer and marketer of innovative therapies to treat inflammatory and infectious diseases	101,500	87,500	0.4
545,000	12/03	Magic Media Networks, Inc. Operator of digital display monitor networks	125,179	76,300	0.3
720,637	4/03	Intra-Asia Entertainment Corp. Developer of lighted technology devices	1,607,494	64,857	0.3
204,080	3/04	eFoodSafety.com, Inc. Safety of fruit, vegetables, poultry, beef and seafood	68,005	61,224	0.3
36,923	9/04	Material Technologies, Inc. Research and development of metal fatigue detection	78,672	50,585	0.2
56,916	7/04	eLinear, Inc.(4) Technology solutions provider of security	54,424	49,517	0.2
29,999	7/04	INyX, Inc. Aerosol drug delivery technologies	19,813	29,399	0.1
750,000	10/04	U.S. Wireless Online, Inc Wireless internet broadband networks	66,000	24,750	0.1
295,500	3/03	Veridium Corp. Environmental services business	69,032	14,775	0.1
133,333	4/04	Jenex Corp. (4) Developer of consumer and healthcare products	25,657	13,333	<.1
200,000	6/02	FullCircle Registry, Inc. Developer of emergency information technology	168,192	12,000	<.1
14,796	1/04	GeneThera, Inc. Molecular biotechnology products	36,014	10,505	<.1

4,000	11/01	Peak Entertainment Holdings, Inc. (4) Telecom, educational internet service	12,028	1,000	<.1
136,093	3/00	Graphco Holdings Corp. Developer of e-commerce technologies	959,606	—	0.0
63,193	3/01	Provision Operation Systems, Inc. Developer of Health Care Technology	39,614	—	0.0
47,615	1/02	Silver Screen Studios, Inc. Corporate management	46,949	—	0.0
633,750	2/02	Mixed Entertainment, Inc. Internet/technology services and products	53,161	—	0.0
48,000	4/02	Hydrogen Technology Applications, Inc. (privately held) Developer of energy technology	14,040 __	—	0.0
3,871	12/03	Assuretec Holdings, Inc. (privately held) Security solutions to automate, manage and authenticate identification documents	15,029	—	0.0
500,000	12/04	Bioflavorance Technology and Research, Inc. (privately held) Manufactures and markets flavors and fragrances	—	—	0.0

		Total Investments in Non-Affiliates	$8,509,822	$4,880,620	21.1%

		Affiliate Investments (2)
3,615,705	1/02	Circle Group Holdings, Inc. Digital design and consulting	$851,527	$6,797,526	29.4%
2,460,000	3/04	Health Sciences Group, Inc. Nutraceutical, pharmaceutical, and cosmeceutical products	1,168,826	1,180,800	5.1
6,708,529	4/04	HydroFlo, Inc. (5) Waste water treatment solutions	923,944	1,006,279	4.3
150	11/99	Rosbon, LLC, (privately held) Real estate development	90,705	61,324	0.3
960,779	6/99	Clean Water Technologies, Inc. Environmental services.	568,006	39,392	0.2
1,344,300	1/99	Clear Image, Inc. Medical and hospital equipment developer	1,349,775	—	0.0
900,000	5/99	Nubar, Inc. (privately held) Developer of construction materials	126,000	—	0.0
2,094,052	6/00	Advanced Recycling Sciences, Inc. Tire recycling methodologies	1,970,952	—	0.0
4,221,165	4/01	Stealth MediaLabs, Inc. Software Products	1,708,000	—	0.0
1,493,550	9/01	Prime Pharmaceutical Corporation (privately held) (4) Pharmaceutical developments in dermatology	783,344	—	0.0
1,000,000	11/01	Primapharm Funding Corp. (privately held) (4) Intellectual property development	413,617	—	0.0
100,000	8/04	Myrmidon Biomaterials, Inc. (privately held) Commercialize a proprietary biomaterial	—	—	0.0

		Total Investments in Affiliates	$9,954,696	$9,085,321	39.3%

		U.S. Treasuries and Certificates of Deposit (3)
	Various	Certificates of Deposit, maturities from 2/17/05 to 6/30/05, interest rates from 1.50% to 2.75%	2,907,182	2,907,182	12.6
	Various	U.S. Treasury Bills, maturities from 2/10/05 to 8/15/05, Interest rates from 1.70% to 2.30%	2,623,744	2,623,744	11.4

		Total Investments in U.S. Treasuries and CDs	$5,530,926	$5,530,926	24.0%

		TOTAL INVESTMENTS	$23,995,444	$19,496,867	84.4%

		Cash and other assets, less liabilities		$3,596,076	15.6%

		Net assets at December 31, 2004		$23,092,943	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly traded over the counter, publicly traded on the American Stock Exchange or publicly traded on the Canadian Venture Exchange.
•	The above investments with the exception of Rosbon LLC are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.
•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Notes 1 and 2 to the consolidated financial statements).
•	As of December 31, 2004, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	These are non-affiliate investments. Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities of the company.
(2)	These are affiliate investments. Affiliate investments are generally defined under the Investment Company Act of 1940 as companies which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(3)	The Company invests excess cash in a number of U.S. Treasury Bills and Certificates of Deposit. These short-term investments normally have three-month to one year maturities and do not qualify as cash or cash equivalents.
(4)	Non-U.S. company or principal place of business is outside the U.S.
(5)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940.

See accompanying notes

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

The Company

UTEK is a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, medical research centers and federal research laboratories, or similar research settings, are licensed to companies for commercial development and use. UTEK’s goal is to provide companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical research centers and federal research laboratories.

UTEK seeks to achieve its investment objective by creating newly formed companies to identify, license and market new technologies invented primarily by employees of universities, medical centers and federal research laboratories. The Company intends to sell these newly formed companies principally to privately owned and publicly traded companies in tax-free stock for stock exchanges. This unique technology-transfer investment process is called U2B®. The shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. We seek to sell our newly formed companies to publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company’s investment objective is to increase its net assets by exchanging stock in new companies that the Company forms to acquire new technologies for securities of, and cash from, companies seeking to acquire such new technologies.

Principles of Consolidation

UTEK Corporation commenced operations in 1997 in the business of technology transfer originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe), UTEKip Ltd. (Israel) and UTEK-EKMS, Inc. All intercompany transactions and balances are eliminated in consolidation.

These operating subsidiaries provide comprehensive technology-transfer related services to the Company and its portfolio companies. Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 balances to conform with the 2005 financial statement presentation.

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

Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities, and the differences could be material. Substantially all of the Company’s investments owned at December 31, 2005, and December 31, 2004, (59.4% and 60.5% of net assets, respectively) are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock provided by the Company’s clients in exchange for both strategic alliance services and technology-transfer transactions are recorded at fair value on the day that the transactions are executed. The certificates are received subsequent to the transaction date.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was $25,750 and $62,705 for the years ended December 31, 2005, and 2004, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. The Company believes that no impairment of property and equipment exists at December 31, 2005. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property, plant and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in the statement of operations.

Impairment of Long-lived Assets

We account for long-lived asset impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets.” Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized.

Goodwill

Goodwill is the excess cost over the fair value of net identifiable assets acquired relating to the September 2001 acquisition of UTEK-Europe, Ltd., the November 2004 acquisition of UTEK-EKMS, Inc., the December 2004 acquisition of Pharma-Transfer, Ltd., the January 2005 acquisition of UTEKip, Ltd., and the July 2005 acquisition of Knowledge Express. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and, as a result, the related goodwill is not being amortized. Goodwill is reviewed for possible impairment at least annually or more upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. During the year ended December 31, 2005, the Company determined that there was no impairment in the value of goodwill.

The carrying amount of Goodwill at December 31, 2005 and 2004, is summarized in the following table:

	For the year ended December 31, 2005	For the year ended December 31, 2004
Beginning balance UTEK-Europe, Ltd.	$562,501	$523,807
Currency exchange adjustment – UTEK–Europe, Ltd.	(57,894)	38,693
Beginning balance UTEK-EKMS, Inc.	426,869	426,869
Beginning balance Pharma-Transfer, Ltd. purchase	528,553	528,553
Currency exchange adjustment – Pharma-Transfer, Ltd.	(54,400)	—
Goodwill relating to UTEKip, Inc. purchase	234,400	—
Goodwill relating to Knowledge Express purchase	1,488,110	—

Ending balance	$3,128,139	$1,517,922

Intangible Assets

Intangible assets include the website relating to the May 2002 acquisition of TechEx.com, the November 2003 acquisition of UVentures.com websites, the November 2004 acquisition of the UTEK-EKMS, Inc. website and the software of The Metrics Group, a wholly owned subsidiary of UTEK-EKMS, Inc., the website relating to the January 2005 acquisition of UTEKip, Ltd. and the website relating to the July 2005 acquisition of Knowledge Express. Accumulated amortization was $124,253 and $77,038 at December 31, 2005 and 2004, respectively. The software is being amortized over five years. At each balance sheet date, we evaluate the value of intangible assets for impairment. The Company believes that no impairment of intangible assets exists at December 31, 2005. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2006 - $96,833; 2007 - $88,561; 2008 - $81,319; 2009 - $61,436 and 2010 - $15,000.

Income Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The fair value of trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of U.S. Treasuries and certificates of deposit is recorded based upon their market value.

Earnings Per Share (EPS)

Earnings per share – Basic EPS is calculated based upon the weighted average number of shares outstanding during the year, while Diluted EPS also gives effect to all potentially dilutive common shares outstanding during each year such as options and warrants.

Revenue Recognition

Sale Of Technology Rights

The Company recognizes revenue from the sale of technology rights upon the exchange of the shares of our newly formed companies with companies (which companies then become our portfolio companies). The Company records revenue based on the fair value of the consideration received, as determined by the Board of Directors. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. The common stock received is recorded as an investment at fair value as determined by the Board of Directors.

Consulting and Other Services

In addition to technology-transfer transactions, we offer strategic alliance consulting services. Strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company or cash. These agreements are typically cancelable with thirty days notice.

Revenue from strategic alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value as determined by the Board of Directors. In some cases the Company is paid a fee in connection with a technology-transfer transaction. In these instances, revenue is recognized upon consummation of the transaction.

Revenue from consulting contracts is recognized ratably over the term of the contract, typically ninety days. These contracts are generally paid in the form of cash.

Revenue from the sale of subscriptions to the Company’s websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription.

Net Realized Gains/Losses and Net Change in Unrealized Appreciation/Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Acquisition of Technology Rights

The cash costs invested in intellectual property acquisition companies created by the Company are recorded as “acquisition of technology rights” within expenses on the accompanying statements of operations.

Stock-Based Compensation

At December 31, 2005, the Company had two stock-based equity compensation plans, which are described more fully in Note 7. The Company accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net increase (decrease) in net assets from operations, as all of the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of the net increase (decrease) in net assets from operations and the net increase (decrease) in net assets from operations per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation” to the stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003.

The pro forma net increase (decrease) in net assets from operations and basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	Year ended
	December 31, 2005	December 31, 2004	December 31, 2003
Net increase (decrease) in net assets from operations:
As reported	$2,095,675	$2,260,084	$(523,864)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(310,472)	(246,244)	(292,719)

Pro forma	$1,785,203	$2,013,840	$(816,583)

Net increase (decrease) in net assets from operations per share – Basic:
As reported	$.29	$.41	$(.12)
Pro forma	$.25	$.37	$(.19)

Net increase (decrease) in net assets from operations per share – Diluted:
As reported	$.29	$.37	$(.12)
Pro forma	$.24	$.33	$(.19)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans during 2005, 2004 and 2003, estimated at $4.12, $2.53 and $2.26, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	27.97%	28.11%	23.84%
Risk-free interest	3.76% to 4.55%	2.78% to 5.91%	2.78% to 3.08%
Expected term	4 Years	5 years	5 years

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides services in exchange for the award. This statement was originally effective for periods beginning after June 15, 2005, however in April 2005, the Securities and Exchange Commission issued a rule deferring the effective date until January 1, 2006. The Company has adopted the provisions of this statement as of January 1, 2006.

If the fair value method had been adopted in prior periods, the impact on the accompanying financial statements would be a reduction of net increase in net assets from operations of $310,472 and $246,244 in 2005 and 2004, respectively, and an increase in the net decrease in net assets from operations of $292,719 in 2003. The net increase (decrease) in net assets from operations per diluted share would have been reduced by $0.05, $0.04 and $0.07 for 2005, 2004 and 2003, respectively.

2. Investments

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

Investments (excluding Treasuries and Certificates of Deposit) at December 31, 2005 and December 31, 2004 (59.4% and 60.5% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

On September 30, 2005, the Company entered into an agreement and plan of acquisition with Ybor City Group, Inc. to acquire all of its issued and outstanding shares of capital stock for an aggregate purchase price of $3,150,000. Ybor City Group is a real estate holding company that owns a commercial real estate property in Tampa, Florida. UTEK financed the acquisition through the issuance of 119,134 shares of its common stock and a $1,500,000 mortgage. Ybor City Group, Inc. and the associated mortgage entered into by Ybor City Group, Inc. are included within UTEK Real Estate Holdings, Inc. within the Company’s portfolio investments.

Upon approval by the Board of Directors, management made the decision to sell some of the investments that the Company had carried on its financial statements with a zero value for several quarters. Maintaining these investments was costly and the likelihood of future value was minimal. The following investments were included in the group of zero value shares: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd.

During the year ended December 31, 2005, we completed the following fourteen technology-transfer transactions and entered into the following thirty four strategic alliance agreements:

2005 Technology Transfers:

Date	Client Company	Intellectual Property Acquisition Company	Consideration – Unregistered Shares
January 10	Xethanol Corp.	Superior Separation Technologies, Inc.	250,000
February 22	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	822,845
March 31	Swiss Medica, Inc.	Anti Depression Biohealth Solutions, Inc.	1,862,069(1)
June 30	Manakoa Services Corp.	Vigilant Network Technologies, Inc.	5,365,854
July 18	eLinear Corp.	Secure Voice Communications, Inc.	150,528
August 5	Industrial Biotechnology Corp.	Advanced Bioscience, Inc.	10,000,000 preferred A
August 15	Xethanol Corp.	Xylose Technologies, Inc.	567,857
September 1	Fuel FX International Inc.	Emissions-Reduction Technologies, Inc.	5,715,000
September 15	Inseq Corp.	Separation and Recovery Technologies, Inc.	434,782,608
September 30	Kwikpower International, PLC	Biodiesel Technologies, Inc.	(2)
October 3	Trio Industries	Kenaf Core Technologies, Inc.	1,153,178
October 12	Fuel FX Internaitional, Inc.	Emissions Analysis, Inc.	3,500,000
November 17	Trio Industries, Inc.	Cornboard Technologies, Inc.	1,643,500
December 13	Advanced Refractive Technologies, Inc.	Optimetrix Technologies, Inc.	97,000 preferred B

1)	The Company also received $96,637 in cash.

2)	Consideration consisted of a £1.25 million convertible debenture ($2,148,000 at December 31, 2005). The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.

2005 Strategic Alliances:

Date	Client Company	Total Shares of Common Stock per Agreement	Shares Earned in 2005
January 5	Industrial Biotechnology Corp. (1)	240,000	240,000
March 4	KP Renewables, plc	50,000	41,128
March 16	Small Town Radio, Inc.	6,000,000	(2)
March 17	Xethanol Corp.	30,000	22,500
March 22	AdAl Group, Inc.	20,000	15,000
April 4	Maelor PLC (3)	177,671	176,250
April 14	NutraCea, Inc.	359,182	359,182
April 19	WebSky, Inc.	480,000	334,667
April 25	Rival Technologies, Inc.	120,000	81,667
May 6	Shumate Industries, Inc.	171,432	106,915
May 6	Preservation Sciences, Inc (4)	413,482	165,616
May 18	Advanced Refractive Technologies, Inc (formerly Visijet, Inc.)	1,533,333	492,511
May 20	Vitacube Systems Holding, Inc.	54,857	33,619
May 23	Hybrid Fuel Systems, Inc.	166,666	201,615
May 23	Incode Technologies Corp.	50,000,000	(2)
May 31	Fuel FX International, Inc.	342,860	260,005
June 7	Modern Technology Corp.	750,000	422,917
June 28	BP International, Inc.	660,000	333,667
June 29	Trio Industries Group, Inc.	118,811	59,736
August 22	In Veritas Medical Diagnostics, Inc.	(5)	(5)
August 23	Dataram Corp.	(6)	(6)
August 25	TenthGate	240,000	83,871
August 29	Broadcast International, Inc.	40,000	13,547
September 2	Telecommunications Systems, Inc.	(7)	(7)
September 6	Episys, Ltd.	(8)	(8)
September 9	World Energy Solutions (Advanced 3-D Ultrasound Services, Inc.)	31,413	9,895
September 9	New Life Scientific, Inc.	85,714	26,428
September 9	Fuel FX International, Inc.	342,857	106,665
September 16	Quest Minerals & Mining Corp.	800,000	231,111
September 28	American Soil Technologies, Inc.	342,857	87,618
November 30	Amazing Technologies Corp.	30,379	2,532
December 6	Navteq Corporation	(9)	(9)
December 15	Synthetic Blood International, Inc.	(10)	(10)
December 29	Metamorphix Global	60,000	328

(1)	The original agreement was with Bioflavorance Technology and Research, Inc. Those shares were exchanged for shares in Industrial Biotechnology Corp.
(2)	The Company has not received the shares, the agreement was cancelled and no revenue was recognized.
(3)	Agreement expired in July 2005.
(4)	Agreement was cancelled in September 2005.
(5)	The fair value of the agreement is $150,000 in unregistered common shares. The Company has not received the shares and subsequently has written off the investment and the income recognized in previous periods.
(6)	The fair value of the agreement is $67,500 in cash. The Company has recognized consulting fees of $57,500 to date.
(7)	The fair value of the agreement is $75,000 in cash. The Company has recognized consulting fees of $50,000 to date.
(8)	The fair value of the agreement is £60,000 ($103,128 at December 31, 2005). The Company has recognized consulting fees of £23,500 ($40,392 at December 31, 2005) to date.
(9)	The fair value of the agreement is $96,000 in cash. The Company has recognized consulting fees of $8,000 to date.
(10)	The fair value of the agreement is $120,000. The Company has recognized consulting fees of $3,000 to date

On May 19, 2005, UTEK-EKMS, Inc, one of our subsidiaries, entered into an agreement with Meridex Software Corp. for license representation. The Company has not received the shares and subsequently has written off the investment and the income recognized in previous periods.

During the year ended December 31, 2004, we completed the following eleven technology-transfer transactions and entered into the following twenty strategic alliance agreements:

Date	Client Company	Intellectual Property Acquisition Company	Consideration – Unregistered Shares of Common Stock
April 30	Zkid Network Company	Web Safe Technologies, Inc.	9,550,000
June 25	Xethanol Corp.	Advanced Biomethanol Technologies, Inc.	200,000
August 2	HydroFlo, Inc.	Arsenic Removal Technologies, Inc.	2,823,529
August 5	Manakoa Services Company	Advanced Cyber Security, Inc.	2,000,000
August 10	Power3 Medical Products, Inc.	Ice Technologies, Inc.	141,000
September 30	Xethanol Corp.	Ethanol Extraction Technologies, Inc.	169,230
October 25	Health Sciences Group, Inc.	Polymann Technologies, Inc.	1,160,000
October 25	Health Sciences Group, Inc.	Apple Peel Technologies, Inc.	1,200,000
December 17	Bioflavorance Technology & Research, Inc.	Advanced Flavors and Fragrances, Inc.	(1)
December 17	Hydroflo, Inc.	Safety Scan Technology, Inc.	3,485,000

(1)	The Company was to receive 500,000 shares of Bioflavorance Technology & Research, Inc., 20,000,000 shares of Uniphyd Corporation and 175,000 shares of Sinofresh, Inc. These shares were subsequently exchanged for 3,000,000 shares of Industrial Biotechnology Corp.

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

2004 Strategic Alliances:

Date	Client Company	Total Shares of Common Stock per Agreement	Shares Earned in 2004	Shares Earned in 2005
January 26	GeneThera, Inc. (1)	30,000	14,796	—
February 17	Zkid	705,882	634,883	70,999
February 18	Telkonet, Inc. (2)	38,585	20,668	—
March 12	Health Sciences Group, Inc.	100,000	83,330	16,670
March 29	Swiss Medica, Inc.	500,000	350,000	150,000
March 30	eFoodSafety.com, Inc.	204,080	190,709	13,371
April 1	Xethanol Corp.	63,157	47,367	15,790
April 5	Manakoa Services Company	150,000	110,416	39,584
April 16	Power3 Medical Products, Inc. (4)	240,000	80,000	—
April 23	Jenex Corp.	133,333	133,333	—
April 28	HydroFlo, Inc.	400,000	268,886	131,114
May 27	eLinear, Inc.	(4)	56,916	59,617
July 1	INyX, Inc. (5)	126,316	31,578	—
July 8	Veridium Corp.	300,000	173,000	127,000
September 27	Material Technologies, Inc.	36,923	9,638	27,285
September 28	Uniphyd Corp. (6)	300,000	139,999	160,001
September 30	Pacific Biometrics, Inc.	129,730	32,430	97,300
October 18	U.S. Wireless Online, Inc.	750,000	150,000	600,000
November 16	GreenWorks Corporation (6)	80,000	9,778	—
November 29	Xeminex Macedonia, Ltd. (6)	120,000	20,000	—

(1)	Agreement was cancelled in October 2004; 15,204 shares were returned to GeneThera, Inc.
(2)	Agreement was cancelled in July 2004; 17,917 shares were returned to Telkonet, Inc.
(3)	Agreement was cancelled in August 2004; 160,000 shares were returned to Power3 Medical Products, Inc.
(4)	Agreement provided for $10,000 per month in unregistered common shares.
(5)	Agreement was cancelled in October 2004; the shares were being sent monthly.
(6)	Agreement was cancelled as shares were never received.

3. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2005	2004
Computer Equipment	$255,628	$86,651
Furniture and Fixtures	172,185	96,509
Leasehold Improvements	38,762	37,016
Land (1)	—	300,000

	466,575	520,176
Less accumulated depreciation	(155,472)	(109,736)

	$311,103	$410,440

(1)	In 2004, the Company acquired land through an acquisition of ABM of Tampa Bay (see Note 8). This land was intended to be used for the expansion of the corporate offices. In 2005, the Company acquired buildings through a separate acquisition which will be used, in part, for the relocation of the Company’s corporate facilities. As a result, the land is now held for sale and has been consolidated within UTEK Real Estate Holdings, Inc. and reflected as a portfolio investment within the Company’s controlled investments at December 31, 2005.

4. Note Payable

In April 2003, the Company obtained a loan for $1,000,000 at 12% per annum with interest paid in advance, which resulted in net proceeds of $760,000 with an effective interest rate of approximately 14%. The term of the loan was two years, and no principal payments were required prior to maturity. The loan was non-recourse except with respect to 360,360 unissued shares of common stock of UTEK Corporation pledged as collateral to secure the loan. In January 2004, we repaid the loan we obtained by issuing 125,715 shares of our common shares to the lender. The balance owed at the time the shares were issued was $880,000. The shares were issued at an effective value of $7.00 per share. The Company recognized $88,000 and $32,000 of interest expense within general and administrative expenses on the accompanying 2003 and 2004 statements of operations, respectively.

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

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Deferred:
Federal	$3,226,692	$530,196	$95,795
State	337,535	56,604	16,398

	3,564,227	586,800	112,193

	$3,564,227	$586,800	$112,193

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2005	2004	2003
Tax at U.S. statutory rate	$3,213,699	$520,037	$99,487
State taxes, net of federal benefit	337,535	56,604	10,766
Other	12,993	10,159	1,940

	$3,564,227	$586,800	$112,193

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2005	2004
Net operating loss carryforward	$2,806,594	$1,613,704
Tax credit carryforward	—	—
Other	2,690	2,888
Investments	(5,400,121)	(2,931,133)

Net deferred tax asset (liability)	$(2,590,837)	$(1,314,541)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance was not necessary as of December 31, 2005 and 2004.

At December 31, 2005, the Company had available U.S. net operating loss carryforwards of approximately $6,878,000 which expire as follows: 2020 - $977,000; 2021 - $1,137,000; 2022 - $371,000; 2023 - $1,640,000 and 2025- $2,753,000.

6. Stockholders’ Equity

Transactions in common stock for the three years ended December 31, 2005, were as follows:

Common Stock	Shares	Par Value	Paid-In Capital
Balance at December 31, 2002	3,925,672	$39,257	$7,058,941

Employee stock options exercised	60,000	600	355,400
Private placement—April 2003	330,000	3,300	887,200
Private placement—July 2003	146,450	1,465	780,792
Private placement—November 2003	257,000	2,570	1,395,430
Private placement—December 2003	71,428	714	465,786

Balance at December 31, 2003	4,790,550	$47,906	$10,943,549

Employee stock options exercised	142,500	1,425	1,016,450
Warrants exercised	15,681	157	(157)
Loan repayment	125,715	1,257	832,633
Private placement—January 2004	407,986	4,080	2,566,232
Private placement—April 2004	100,000	1,000	899,000
Exempt offering—September 2004	350,000	3,500	3,667,242
Acquisition of UTEK-EKMS, Inc.	20,605	206	299,794
Acquisition of Pharma-Transfer, Ltd.	29,592	296	434,704
Acquisition of ABM of Tampa Bay, Inc	20,534	205	299,795

Balance at December 31, 2004	6,003,163	$60,032	$20,959,242

Employee stock options exercised	246,750	2,468	1,660,832
Warrants exercised	16,993	170	(170)
Acquisition of UTEKip, Ltd	19,895	199	299,801
Acquisition of Ybor City Group, Inc.	119,134	1,191	1,648,809
AIM Listing	1,224,610	12,246	12,461,671
Private Placement— August 2005 .	330,960	3,310	3,317,478

Balance at December 31, 2005	7,961,505	$79,616	$40,347,663

On April 11, 2005, the Company sold 1,224,610 shares of its common stock to certain institutional and other investors located outside the United States for net proceeds of approximately $12.5 million. In connection with this offering, the Company listed its shares of common stock for trading on the AIM market of the London Stock Exchange under the symbol “UTKA.”

7. Stock Compensation, Stock Options and Warrants

Pursuant to an agreement we entered into in connection with our initial public offering, the Company issued 100,000 warrants on October 25, 2000, at $.0003 to the underwriter, to purchase an equal number of shares of the Company’s common stock. These warrants were exercisable at $9.90 per share and expired on October 25, 2005.

The Company accounts for stock grants to employees in exchange for services in accordance with APB No 25, “Accounting for Stock Issued to Employees”. Stock grants to non-employees in exchange for services are accounted for in accordance with FAS 123, “Accounting for Stock-Based Compensation.” There were no expenses related to stock grants to employees and non-employees in exchange for services during fiscal 2005, 2004, and 2003.

The Company adopted a stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, as amended, the Company is authorized to issue options to purchase up to 1,385,000 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan, as amended, that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 315,000 shares of the Company’s common stock. Under the 2000 Plan, as amended, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. Options, under both plans, are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. At December 31, 2005, 745,983 options from the plans were available for grant.

A summary of the Company’s stock option activity during the three year period ended December 31, 2005, and related information follows:

	Weighted Average Exercise Price
	Options	Per Share	Warrants	Per Share
Outstanding at December 31, 2002	637,534	$6.79	100,000	$9.90
Granted	160,000	6.64	—	—
Exercised	(60,000)	5.93	—	—
Canceled / Expired	(117,517)	7.20	—	—

Outstanding at December 31, 2003	620,017	$6.89	100,000	$9.90

Granted	116,000	14.22	—	—
Exercised	(142,500)	7.14	(41,890)	9.90
Canceled / Expired	(19,500)	11.10	—	—

Outstanding at December 31, 2004	574,017	$6.89	58,110	$9.90

Granted	195,000	14.07	—	—
Exercised	(246,750)	6.72	(54,210)	9.90
Canceled / Expired	(17,500)	8.01	(3,900)	9.90

Outstanding at December 31, 2005	504,767	$11.16	—	$—

The following table summarizes information about outstanding and exercisable stock options at December 31, 2005:

	Outstanding Options		Remaining Contractual Life	Exercisable Options
Range of Exercise Price	Number Outstanding at 12/31/05	Weighted Average Exercise Price		Number Exercisable at 12/31/05	Weighted Average Exercise Price
$5.64 - $6.99	65,773	$6.57	2.30	59,523	$6.52
$7.05 - $8.40	156,494	7.25	1.30	148,994	7.19
$12.55 - $15.57	282,500	14.39	4.28	115,503	14.57

	504,767	$11.16	3.10	324,020	$9.70

8. Employee Benefit Plan

In 2003, the Company adopted the UTEK Corporation Simple IRA Plan (the “Plan”) for employees of the Company and its subsidiaries. The Plan allows employees who satisfy the service requirements of the Plan to contribute pre-tax wages to the Plan, subject to legal limits, $10,000 in 2005 with “catch up” deferrals of an additional $2,000 for participants age 50 and older. The Company matches 100% of the first 3% of wages contributed by employees. The Company’s matching contributions vest immediately and were $58,164, $23,155, and $11,149 in 2005, 2004 and 2003, respectively.

9. Acquisitions

On November 29, 2004, the Company purchased 100% of the outstanding stock of UTEK-EKMS, Inc. for $300,000 in unregistered shares of the Company’s common stock. Accordingly, the results of operations for UTEK-EKMS, Inc. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of expanding our strategic alliance services with the analysis of intellectual property.

On December 16, 2004, the Company purchased 100% of the outstanding stock of Pharma-Transfer, Ltd. for $435,000 in unregistered shares of the Company’s common stock. Accordingly, the results of operations for Pharma-Transfer, Ltd. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of expanding our online technology-transfer services.

On December 29, 2004, the Company purchased 100% of the outstanding stock of ABM of Tampa Bay, Inc. for $300,000 in unregistered shares of the Company’s common stock. The sole asset consists of land and therefore, there are no operating results included in the accompanying consolidated financial statements. The acquisition was made for the purpose of a potential expansion of the corporate offices.

On January 29, 2005, the Company purchased 100% of the outstanding stock of INTRA-DMS, Ltd. for $300,000 in unregistered shares of the Company’s common stock. Accordingly, the results of operations for INTRA-DMS, Ltd. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of expanding our strategic alliance services with the analysis of intellectual property. As one of our wholly-owned subsidiaries, INTRA-DMS, Ltd. has changed its name to UTEKip, Ltd.

On July 7, 2005, the Company purchased 100% of the assets of Knowledge Express Data Systems (“Knowledge Express”); a U.S. based on-line IP information service, for $1,500,000 in cash. Knowledge Express is positioned to service the IP needs of UTEK, its subsidiaries and its customers. The purchase price has been allocated to the underlying assets purchased (and liabilities) based on their estimated fair values. The resulting goodwill from this transaction is approximately $1,500,000.

The value of the stock issued in the acquisitions noted above was determined based on the average market price of the shares over the five days before the terms of the acquisition agreements were agreed upon and publicly announced.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the respective dates of acquisition:

	UTEK- EKMS, Inc.	Pharma Transfer, Ltd.	UTEKip, Ltd.	Knowledge Express
Assets
Cash and cash equivalents	$27,578	$2,610	$—	$26,423
Accounts receivable net of allowance for bad debt	69,094	18,045	18,780	141,100
Prepaid Expenses and other current assets	8,489	—	—	97,477
Fixed assets	15,000	1,658	14,788	113,000
Intangible assets	25,000	123,263	74,396	150,000
Goodwill acquired in the acquisition	426,869	528,553	246,773	1,488,110

	572,030	674,129	354,737	2,016,110

Liabilities
Accrued Expenses	23,738	74,549	31,221	58,102
Deferred Income	—	164,580	—	458,008
Short term debt	248,292	—	23,516	—

	272,030	239,129	54,737	516,110

Net assets acquired	$300,000	$435,000	$300,000	$1,500,000

Pro forma financial information for the acquisitions has not been presented as the impact would be immaterial.

10. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiaries UTEK-Europe, Ltd. and Pharma Transfer, Ltd. The Israel segment includes UTEK-ip, Ltd.

A summary of revenues and other financial information by reportable operating segment is shown below:

	United Kingdom (1)	Israel (2)	United States (3)	Consolidated
Assets
Total assets December 31, 2005	$1,251,491	$432,453	$47,322,016	$49,005,960
Total assets December 31, 2004	1,338,035	—	24,541,609	25,879,644

	For the year ended December 31, 2005
Income from Operations	$830,316	$204,596	$21,708,911	$22,743,823
Income (loss) before interest, other expenses and income taxes taxes	(140,017)	(232,292)	9,823,927	9,451,618
Depreciation and amortization	25,485	17,943	101,006	144,434

	For the year ended December 31, 2004
Income from Operations	$605,745	$—	$6,582,870	$7,188,615
Income (loss) before interest, other expenses and income taxes taxes	(120,250)	—	1,680,919	1,560,669
Depreciation and amortization	2,989	—	50,190	53,179

	For the year ended December 31, 2003
Income from Operations	$537,834	$—	$3,267,343	$3,805,177
Income (loss) before interest, other expenses and income taxes taxes	(42,924)	—	335,685	292,761
Depreciation and amortization	2,031	—	39,253	41,284

(1)	Pharma Transfer Ltd. was purchased in December 2004, therefore there is minimal Pharma Transfer Ltd. financial information included in the United Kingdom operations in the year ended December 31, 2004 and there is no financial information included in the United Kingdom operations or assets in the year ended December 31, 2003.
(2)	UTEK-ip, Ltd. was purchased in January 2005, therefore there is no financial information included in the Israel operations or assets for the years ended December 31, 2004 and 2003.
(3)	Knowledge Express Data Systems was purchased on July 7, 2005, therefore there is no financial information included in the United States operations or assets for the year ended December 31, 2004 and 2003.

11. Commitments and Contingencies

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

Effective September 1, 2004, the Company entered into a three year employment agreement with its Chief Executive Officer, Clifford M. Gross, providing for an annual base salary of $300,000 for his services. In addition to his salary, Dr. Gross will receive a reasonable allowance for an automobile and certain severance benefits.

The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense charged to operations for the years ended December 31, 2005, 2004 and 2003 are $122,418, $78,145, and $41,915 respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2006	$131,100
2007	104,860
2008	36,978
2009	26,188
2010	1,301
Thereafter	—

$300,427

12. Related Party Transactions

Sam Reiber, the Company’s General Counsel and a director of the Company, is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $57,598, $17,967 and $16,197 in compensation in 2005, 2004 and 2003, respectively, for services performed for the Company and holds 6,100 shares of the Company’s common stock.

13. Interim Financial Information (Unaudited)

Fiscal year 2005:	March 31	June 30	September 30	December 31
Income from operations (Revenue)	$2,538,529	$2,542,797	$10,448,383	$7,214,114
Net income from operations	174,273	28,713	3,733,289	1,951,555
Net increase (decrease) in net assets from operations	(2,961,173)	(742,038)	5,663,261	135,625
Net increase (decrease) in net assets from operations per share
Basic	$(.49)	$(.10)	$0.75	$.02
Diluted	$(.49)	$(.10)	$0.74	$.02

Fiscal year 2004:	March 31	June 30	September 30	December 31
Income from operations (Revenue)	$410,099	$1,925,587	$2,040,486	$2,812,443
Net income (loss) from operations	(278,339)	342,853	472,186	406,022
Net increase (decrease) in net assets from operations	8,427,057	(774,189)	(7,202,711)	1,809,927
Net increase (decrease) in net assets from operations per share
Basic	$1.70	$(.14)	$(1.28)	$.33
Diluted	$1.60	$(.14)	$(1.28)	$.30

14. Subsequent Events

Subsequent to December 31, 2005, the Company completed three technology transfer transactions; one to Fuel FX International, Inc. for 100,000 unregistered shares of Series B Preferred Stock, one to Broadcast International, Inc. for 944,360 unregistered common shares and one to Websky, Inc. for 33,250,000 unregistered common shares.

The shares acquired by us in the aforementioned transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The value of the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction.

On February 8, 2006, the Company consummated a financing which raised approximately $10 million (before expenses) from the sale of 816,330 shares of common stock. Piper Jaffray, & Co. received an aggregate commission of $702,000.

SELECTED PER SHARE DATA AND RATIOS

	Year Ended December 31
	2005	2004	2003	2002	2001
Per share information: (1)
Net asset value, beginning of year	$3.85	$2.33	$1.87	$2.53	$2.24
Net increase from operations(1)	.29	.16	.04	.04	.23
Net change in realized and unrealized appreciation/depreciation on investments (after taxes) (1)	(1.19)	(.32)	(.53)	(.73)	(.14)
Foreign currency translation adjustment (1)	(.02)	.01	.01	.01	(.01)
Net increase from stock transactions (1)	2.65	1.67	.94	.02	.21

Net asset value, end of year	$5.58	$3.85	$2.33	$1.87	$2.53

Per share market value, end of year	$13.79	$14.99	$11.10	$6.25	$7.10
Investment return, based on market price at end of period	8%	35%	78%	(12)%	23%

Ratios/supplemental data:
Net assets, end of year	$44,441,118	$23,092,943	$11,152,370	$7,346,057	$9,909,440
Ratio of expenses to average net assets	39%	33%	38%	36%	28%
Ratio of net income to average net assets	17%	6%	2%	2%	10%
Diluted weighted average number of shares outstanding during the year	7,325,312	6,098,537	4,266,918	3,921,535	3,882,914

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.

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

b. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting is set forth under the heading “Management’s Report on Internal Control over Financial Reporting.” Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Pender Newkirk & Company LLP, our independent registered public accounting firm, as stated in the report that is set forth under the heading “Report of Independent Registered Public Accounting Firm.”

c. Our independent registered public accounting firm, Pender Newkirk & Company LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm.”

d. There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

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

The information set forth under the caption “ELECTION OF DIRECTORS,” “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS AND EQUITY COMPENSATION PLAN INFORMATION” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “CERTAIN TRANSACTIONS” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “AUDIT FEES” and “AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements—The following financial statements of UTEK Corporation are contained in Item 8 of this Form 10-K:

•	Consolidated Statements of Assets and Liabilities—At December 31, 2005 and 2004

•	Consolidated Statements of Operations—For the fiscal years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows—For the fiscal years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Net Assets—For the fiscal years ended December 31, 2005, 2004 and 2003

•	Schedule of Investments—At December 31, 2005 and 2004

•	Notes to the Financial Statements

•	Selected Per Share Data and Ratios for the years ended December 31, 2005, 2004, 2003, 2002, and 2001

•	Report of Independent Registered Public Accounting Firm

•	Report of Management on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits

a.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999 (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

3.3		By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2A File No. 333-93913 filed with the Commission on October 2, 2000.)

3.4		Certificate of Amendment to Certificate of Incorporation dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Commission on April 1, 2002.

10.1		Amended and Restated Employee Stock Option Plan (Incorporated by reference to Appendix A to UTEK Corporation’s Proxy Statement filed on June 30, 2005).

10.2		Amended and Restated Non-Qualified Stock Option Plan of UTEK Corporation (Incorporated by reference to Exhibit 10.2 to UTEK Corporation’s Form 10-Q for the quarter ended June 30, 2005).

10.3		Employment Agreement between UTEK Corporation and Clifford M. Gross. (Incorporated by reference to Exhibit No. 10.1 filed with the Company’s Form 8-K filed on September 9, 2004.)

10.4		Employment Agreement between UTEK Corporation and Douglas C. Schaedler. (Incorporated by reference to Exhibit No. 10.1 filed with the Company’s Form 8-K filed on April 15, 2005).

10.5		Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to UTEK Corporation’s Form 10-Q for the quarter ended June 30, 2005).

10.13		Corporate Custody Agreement dated May 29, 2003 between UTEK Corporation and Bank of Tampa. (Incorporated by reference to Exhibit 99.j filed with the Company’s Registration Statement on Form N-2 on October 26, 2005).

10.16		Form of strategic Alliance Agreement. (Incorporated by reference to Exhibit 99.k.1 filed with the Company’s Registration Statement on Form N-2 on October 26, 2005).

10.17		Form of Agreement and Plan of Acquisition for Technology Transfer Transactions. (Incorporated by reference to Exhibit 99.k.2 filed with the Company’s Registration Statement on Form N-2 on January 9, 2006).

10.18		Form of University–UTEK Alliance and Confidentiality Agreement. (Incorporated by reference to Exhibit 99.k.3 filed with the Company’s Registration Statement on Form N-2 on January 9, 2006).

23.1	*	Consent of Pender Newkirk & Company LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1		Code of Ethics of UTEK Corporation. (Incorporated by reference to Exhibit 99 to the Company’s report on Form 10-K for the year ended December 31, 2000.)

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2006.

UTEK CORPORATION

By:	/s/ CLIFFORD M. GROSS
Clifford M. Gross
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date
/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2006

/s/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2006

/s/ SAM REIBER	Director	February 15, 2006
Sam Reiber

/s/ STUART M. BROOKS	Director	February 15, 2006
Stuart M. Brooks

/s/ HOLLY CALLEN-HAMILTON	Director	February 15, 2006
Holly Callen-Hamilton

/s/ KWABENA GYIMAH-BREMPONG	Director	February 15, 2006
Kwabena Gyimah-Brempong

/s/ ARTHUR CHAPNIK	Director	February 15, 2006
Arthur Chapnik

/s/ JOHN MICEK	Director	February 15, 2006
John Micek

/s/ KEITH A. WITTER	Director	February 15, 2006
Keith A. Witter

EXHIBIT INDEX

Exhibit No.	Description
23.1*	Consent of Pender Newkirk & Company LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.