Form 10-Q
period 2006-03-31
UTEK CORP
filed 2006-05-09
CIK 1098482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE

(State or Jurisdiction of

Incorporation or Organization)

59-3603677

(IRS Employer

Identification No.)

202 S. Wheeler Street

Plant City, FL 33563

(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 754-4330

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On May 9, 2006, there were 8,893,254 shares outstanding of the

Registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statement of Assets and Liabilities

(Unaudited)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2006 - $14,469,863; 2005 - $12,482,927)	$11,641,284	$9,805,423
Affiliate investments (cost: 2006 - $24,560,957; 2005 - $17,656,837)	25,022,420	15,457,750
Controlled investments (cost: 2006 - $4,126,573; 2005 - $2,126,573)	3,970,085	1,888,396
U.S. Treasuries and certificates of deposit (cost: 2006 - $18,052,349; 2005 - $11,601,357)	18,052,349	11,601,357

Total investments	58,686,138	38,752,926
Cash and cash equivalents	5,039,348	5,275,626
Accounts receivable, net of allowance for bad debt	376,477	746,207
Due from - affiliate	240,752	—
Prepaid expenses and other assets	395,683	448,810
Fixed assets, net	303,946	311,103
Goodwill	2,905,412	3,128,139
Intangible assets	320,887	343,149

TOTAL ASSETS	68,268,643	49,005,960

LIABILITIES
Dividend payable	177,865	—
Accrued expenses	559,493	367,763
Deferred revenue	1,481,210	1,606,242
Deferred tax liability	5,943,646	2,590,837

TOTAL LIABILITIES	8,162,214	4,564,842

NET ASSETS	$60,106,429	$44,441,118

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 8,893,254 shares issued and outstanding at March 31, 2006 and 7,961,505 shares issued and outstanding at December 31, 2005	$88,933	$79,616
Additional paid-in capital	50,614,193	40,347,663
Accumulated income:
Accumulated net operating income	13,565,765	10,134,057
Net realized loss on investments, net of tax	(2,585,813)	(2,968,399)
Net unrealized depreciation of investments, net of deferred tax	(1,573,973)	(3,138,939)
Foreign currency translation adjustment	(2,676)	(12,880)

Net assets	$60,106,429	$44,441,118

Net asset value per share	$6.76	$5.58

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income from operations:
Sale of technology rights	$10,214,930	$1,676,143
Consulting and other services	1,353,481	802,692
Investment income, net	238,595	59,694

	11,807,006	2,538,529

Expenses:
Acquisition of technology rights	2,624,000	571,673
Salaries and wages	693,618	437,159
Professional fees	281,426	184,072
Sales and marketing	809,173	507,573
General and administrative	1,611,434	558,635

	6,019,651	2,259,112

Income before income taxes	5,787,355	279,417
Provision for income taxes	2,177,781	105,144

Net income from operations	3,609,574	174,273

Net realized and unrealized gains (losses):
Net realized gain on investments, net of income tax expense of $230,828 and $15,163 for 2006 and 2005, respectively	382,586	25,133
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of $944,199 and ($1,434,148) for 2006 and 2005, respectively	1,564,966	(3,160,579)

Net increase (decrease) in net assets from operations	$5,557,126	$(2,961,173)

Net increase (decrease) in net assets from operations per share:
Basic	$0.66	$(0.49)
Diluted	$0.65	$(0.49)
Weighted average shares:
Basic	8,427,633	6,062,203
Diluted	8,506,471	6,062,203

Dividend declared per share:	$0.02	$0.00

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Operating Activities:
Net increase (decrease) in net assets from operations	$5,557,126	$(2,961,173)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in net unrealized (appreciation) depreciation of investments	(2,509,165)	4,595,428
Depreciation and amortization	46,204	27,230
Goodwill impairment - UTEKip, Ltd.	234,940	—
Gain on sale of investments	(613,414)	(40,296)
Stock compensation	80,810	—
Deferred income taxes	3,352,809	(1,314,541)
Investment securities received in connection with the sale of technology rights	(10,214,930)	(1,579,470)
Consulting and other services rendered in exchange for investment securities	(402,770)	(290,362)
Changes in operating assets and liabilities:
Accounts receivable	369,730	(140,502)
Prepaid expenses and other assets	53,127	(272,925)
Deferred revenue	448,059	5,383
Accrued expenses	191,730	(5,863)

Net cash used in operating activities	(3,405,744)	(1,977,091)

Investing Activities:
Acquisition of 22nd Street of Ybor City, Inc.	(1,000,000)	—
Advances to affiliate	(240,752)	—
Proceeds received on sale of equity investments	1,446,373	60,604
(Purchases) sales of short term investments	(6,212,397)	1,014,515
Purchases of fixed assets	(17,737)	(43,520)

Net cash provided by (used by) investing activities	(6,024,513)	1,031,599

Financing Activities:
Payments of bank debt	—	(23,516)
Net proceeds from issuance of common stock	8,955,182	808,000
Proceeds from exercise of stock options	239,854	—

Net cash provided by financing activities	9,195,036	784,484

Foreign currency translation adjustment	(1,057)	(15,893)

Decrease in cash and cash equivalents	(236,278)	(176,901)
Cash and cash equivalents at beginning of year	5,275,626	3,785,873

Cash and cash equivalents at end of period	$5,039,348	$3,608,972

Supplemental Disclosures of Non-Cash Investing Activities :
The Company purchased all of the capital stock of INTRA-DMS, Ltd. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$502,035
Consideration given		300,000

Liabilities assumed		$202,035

The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City, Inc.	$1,000,000

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Changes in net assets from operations:
Net income from operations	$3,609,574	$174,273
Net realized gain on sale of investments, net of related income taxes	382,586	25,133
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	1,564,966	(3,160,579)

Net increase (decrease) in net assets from operations	5,557,126	(2,961,173)

Distribution to Stockholders:
From net income from operations	(177,865)	—

Capital stock transactions:
Proceeds from issuance of common stock, net of offering costs of $1,044,860 and $-0- for the three months ended March 31, 2006 and 2005, respectively	8,955,182	—
Proceeds from the exercise of stock options	239,855	808,000
Stock compensation - options	80,810	—
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	1,000,000	—
Common stock issued in acquisition of UTEKip, Ltd.	—	300,000

Net increase in net assets from stock transactions	10,275,847	1,108,000

Foreign currency translation adjustment	10,203	(15,893)

Net increase (decrease) in net assets	15,665,311	(1,869,066)
Net assets at beginning of year	44,441,118	23,092,943

Net assets at end of period	$60,106,429	$21,223,877

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Three Months Ended March 31,
	2006	2005
PER SHARE INFORMATION

Net asset value, beginning of period	$5.58	$3.85
Net increase from operations (1)	0.42	0.03
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes (2)	(0.44)	(0.60)
Foreign currency translation adjustment (1)	0.01	0.01
Net increase from stock transactions (1)	1.21	0.18
Distribution to shareholders from net income from operations	(0.02)	0.00

Net asset value, end of period	$6.76	$3.47

Per share market value, end of period	$12.50	$15.50

Investment return, based on market price at end of period	(9)%	3%

RATIOS/SUPPLEMENTAL DATA

Net assets, end of period	$60,106,429	$21,223,877
Ratio of expenses to average net assets	12%	10%
Ratio of net income to average net assets	7%	1%
Diluted weighted average number of shares outstanding during the period	8,506,471	6,062,203

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as the balancing figure from the other figures in the statement.

See accompanying notes

UTEK CORPORATION

Schedule of Investments (unaudited) March 31, 2006

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
97,000	3/06	Advanced Refractive Technologies, Inc. (Preferred C) Opthalmic technologies	$2,066,063	$1,894,599	3.2
97,000	12/05	Advanced Refractive Technologies, Inc. (Preferred B) Opthalmic technologies	1,032,675	994,755	1.7
(6)	9/05	KP Renewables (Kwikpower International plc) (Convertible Debenture) (5) Renewable energy	1,884,920	1,527,777	2.5
4,275,000	3/06	American Soil Technologies, Inc. (Preferred Stock) Fertilizer innovation	1,571,691	1,488,333	2.5
984,360	8/05	Broadcast International, Inc. Telecommunication	1,223,592	1,437,166	2.4
33,730,000	4/05	Websky Inc. Broadband wireless	897,750	910,710	1.5
458,900	1/02	Circle Group Holdings, Inc. Small business holding company	264,187	399,243	0.7
359,182	4/05	NutraCea International Corp. Rice bran research and development	147,265	308,896	0.5
40,000	7/05	Fortress America Acquisition Corp. Special purpose acquisition corp.	240,000	280,000	0.5
250,000	5/05	Harborlight Diverisfied Fund, LP (privately held) (7) Diversified mutual and hedge funds	250,000	271,461	0.5
50,000	7/05	Israel Technology Acquisition Corp.(5) Special purpose acquisition corp.	300,000	265,500	0.4
1,800,000	3/04	Swiss Medica, Inc. Health bioscience products	335,793	198,000	0.3
1,243,573	4/04	HydroFlo, Inc. (8) Business development company	141,581	161,664	0.3
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	120,002	0.2
60,000	12/05	Metamorphix Global (privately held) Design and manufacture of countertops	120,000	120,000	0.2
720,639	4/03	Intra-Asia Entertainment Corp. Digital television entertainment	1,607,494	115,302	0.2
660,000	6/05	BP International, Inc. Shade structures	78,852	92,400	0.2
91,885	10/04	Pacific Biometrics, Inc. Specialty central laboratory services	59,356	91,885	0.2
800,000	9/05	Quest Minerals & Mining Corp. Coal and mineral mining	81,228	88,000	0.2
480,000	3/06	Klegg Electronics, Inc. Manufacturer and distributor of consumer electronics	84,996	81,600	0.1
30,379	12/05	Amazing Technologies Corp. Web services supplier and integrator	77,544	74,429	0.1
29,999	7/04	INyX, Inc. Aerosol drug delivery	19,813	67,198	0.1
261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	60,084	0.1
342,857	9/05	American Soil Technologies, Inc. Fertilizer innovation	75,996	58,286	0.1

122,449	1/06	5 G Wireless Communications, Inc. Broadband wireless	78,851	56,327	0.1
54,857	5/05	Vitacube Systems Holding, Inc. Specialty nutraceuticals	84,852	55,954	0.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	223,984	44,207	0.1
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	40,800	0.1
31,413	9/05	Advanced 3-D Ultrasound (formerlyWorld Energy Solutions, Inc.) Energy saving technologies	71,256	38,638	0.1
50,000	3/05	KP Renewables (Kwikpower International plc) (5) Renewable energy	94,500	38,500	0.1
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	30,000	0.1
166,000	5/05	Hybrid Fuel Systems, Inc. Patented natural gas/diesel dual fuel technology	39,145	28,220	<.1
232,211	5/05	Preservation Sciences Inc. Metal and concrete coatings	—	27,865	<.1
675,032	6/03	E Med Future, Inc. Needle destruction device	357,767	22,951	<.1
85,000	3/03	Sequiam Corp. Authentication and biometrics technologies	21,572	21,250	<.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	19,600	<.1
1,533,333	5/05	Advanced Refractive Technologies, Inc. Ophthalmic technologies	81,996	19,167	<.1
176,250	4/05	Maelor PLC (5) Products for niche healthcare applications	24,147	18,506	<.1
67,904	12/03	Magic Media Networks, Inc. Digital display monitor networks	7,831	18,334	<.1
61,224	3/04	eFoodSafety.com Inc. Safety of fruit, vegetables, poultry, beef and seafood	20,863	16,530	<.1
750,000	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	12,750	<.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	10,286	<.1
295,500	7/04	Veridium Corp. Environmental services business	69,032	8,570	<.1
36,923	9/04	Material Technologies, Inc. Metal fatigue detection	78,672	5,539	<.1
480,000	8/04	TenthGate, Inc. (privately held) Healthcare related products and services	—	—	<.1

		Total Investments in Non-Affiliates	$14,469,863	$11,641,284	19.4%

		Affiliate Investments (2)
4,720,489	6/05	Trio Industries Group, Inc. Protective powder coating	6,433,960	9,865,822	16.4
1,049,513	4/04	Xethanol Corp. Bioethanol and derivative products	3,095,575	5,898,263	9.8
13,424,615	8/05	Industrial Biotechnology Corp. Manufactures and markets flavors and fragrances	2,222,064	3,490,400	5.8
		Fuel FX International, Inc. (privately held) Reductional environmental emissions
100,000	1/06	Preferred B stock	2,100,000	2,100,000	3.5
9,900,717	4/05	Common stock	1,980,142	1,980,143	3.3

3,123,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,685,189	624,741	1.0
7,647,561	4/04	Manakoa Services Company Compliance analysis and monitoring	2,258,837	504,739	0.8
461,222,608	9/05	INSEQ Corp. Waste minimization	2,434,783	454,765	0.8
2,000,000	2/06	UBA Technology, Inc. Software development	74,401	62,000	0.1
129,835	6/99	Clean Water Technologies, Inc. Environmental services	568,006	41,547	0.1
4,221,165	4/01	Stealth Media Labs, Inc. Software products	1,708,000	—	<.1
100,000	8/04	Myrmidon Biomaterials, Inc., ( privately held) Biomaterial tendon replacement	—	—	<.1

		Total Investments in Affiliates	$24,560,957	$25,022,420	41.6%

		Controlled Investment (3)

1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	4,126,573	3,970,085	6.6

		Total Investment in Controlled Investment	$4,126,573	$3,970,085	6.6%

		U.S. Treasuries and Certificates of Deposit (4)

		U.S. Treasuries:

9,000,000	2/06	United States Treasury, maturity 4/13/06, interest rate @ 4.4%	8,988,750	8,988,750	15.0
1,000,000	11/05	United States Treasury, maturity 4/20/06, interest rate @ 4.068%	997,860	997,860	1.7
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.747%	994,690	994,690	1.7
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.759%	994,690	994,690	1.7
4,000,000	11/05	United States Treasury, maturity 8/15/06, interest rate @ 4.234%	3,931,600	3,931,600	6.5
1,000,000	2/06	United States Treasury, maturity 11/15/06, interest rate @ 4.606%	970,530	970,530	1.6

		Total U.S. Treasuries	$16,878,120	$16,878,120	28.1%

		Certificates of Deposit:

100,000	8/05	Baylake Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,710	99,710	0.2
71,000	9/05	Capital Crossing Bank CD, maturity 6/28/06, interest rate @ 3.8%	70,804	70,804	0.1
100,000	9/05	New Frontier Bank CD, maturity 6/28/06, interest rate @ 3.8%	99,724	99,724	0.2
100,000	8/05	Doral Bank CD, maturity 6/29/06, interest rate @ 3.7%	99,687	99,687	0.1
100,000	9/05	UnionBank CD, maturity 6/30/06, interest rate @ 3.9%	99,740	99,740	0.2
100,000	2/06	Bank Fairfield Wash CD, maturity 11/17/06, interest rate @ 4.6%	99,678	99,678	0.1
100,000	2/06	First Financial Bank CD, maturity 11/24/06, interest rate @ 4.6%	99,663	99,663	0.1
100,000	2/06	Bank Hapoalim CD, maturity 11/28/06, interest rate @ 4.6%	99,750	99,750	0.2
100,000	2/06	Bridgeview Bank CD, maturity 11/28/06, interest rate @ 4.6%	99,704	99,704	0.2
100,000	2/06	Coastal Federal Bank CD, maturity 12/1/06, interest rate @ 4.65%	99,681	99,681	0.1
100,000	6/05	Corus Bank CD, maturity 6/24/06, interest rate @ 4.1%	103,098	103,098	0.2
100,000	6/05	Corus Bank CD, maturity 6/24/06, interest rate @ 4.1%	102,990	102,990	0.2

		Total Certificates of Deposit	$1,174,229	$1,174,229	1.9%

		Total Investments in U.S. Treasuries and CDs	$18,052,349	$18,052,349	30.0%

		TOTAL INVESTMENTS	$61,209,742	$58,686,138	97.6%

		Cash and other assets, less liabilities		1,420,291	2.4%

		Net assets at March 31, 2006		$60,106,429	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly traded over the counter, publicly traded on the American Stock Exchange or publicly traded on the Canadian Venture Exchange.

•	The above investments with the exception of the U.S. Treasuries, certificates of deposits and UTEK Real Estate Holdings, Inc. (see (3) below) are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements.)

•	As of March 31, 2006, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc., Israel Technology Acquisition Corp. and Fortress America Acquisition Corp. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	These are non-affiliate investments. Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities of the company.

(2)	These are affiliate investments. Affiliate investments are generally defined under the Investment Company Act of 1940 as companies which the Company owns at least 5% but not more than 25% of the voting securities of the company.

(3)	This is a control investment. Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities of the Company. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc. UREHI holds 150 shares of the total shares outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and Certificates of Deposit. These short-term investments normally have three-month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or principal place of business is outside the U.S.

(6)	Investment consists of a £1.25 million convertible debenture ($2,174,125 at March 31, 2006). The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.

(7)	Non-registered investment company.

(8)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940. During the three months ended March 31, 2006, the Company made a gift of 5.1 million shares of Hydroflo, Inc. common stock to certain not-for-profit institutions (see note 3 to the consolidated financial statements).

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2005

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
1,200,275	4/04	Xethanol Corp. Bioethanol and derivative products	$3,463,007	$3,480,797	7.8%
(6)	9/05	KP Renewables (Kwikpower International plc) (Convertible Debenture) (5) Renewable energy	1,884,920	1,666,666	3.7
973,508	1/02	Circle Group Holdings, Inc. Small business holding company	430,506	973,508	2.2
97,000	12/05	Advanced Refractive Technologies, Inc. (preferred stock) Opthalmic technologies	1,114,671	964,075	2.1
250,000	5/05	Harborlight Diverisfied Fund, LP (privately held) (7) Diversified mutual and hedge funds	250,000	262,020	0.5
50,000	7/05	Israel Technology Acquisition Corp.(5) Special purpose acquisition corp.	300,000	251,500	0.5
40,000	7/05	Fortress America Acquisition Corp. Special purpose acquisition corp.	240,000	240,800	0.5
359,182	4/05	NutraCea International Corp. Rice bran research and development	147,265	204,734	0.4
2,100,000	3/04	Swiss Medica, Inc. Health bioscience products	381,268	191,100	0.4
720,637	4/03	Intra-Asia Entertainment Corp. Digital television entertainment	1,607,494	136,921	0.3
645,000	3/03	Sequiam Corp. Authentication and biometrics technologies	185,726	135,450	0.3
60,000	12/05	Metamorphix Global (privately held) Design and manufacture of countertops	120,000	120,000	0.2
800,000	9/05	Quest Minerals & Mining Corp. Coal and mineral mining	81,228	104,000	0.2
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	94,288	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	76,800	0.2
30,379	12/05	Amazing Technologies Corp. Web services supplier and integrator	77,544	76,555	0.2
261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	75,758	0.2
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	75,000	0.2
91,885	10/04	Pacific Biometrics, Inc. Specialty central laboratory services	59,356	74,427	0.2
31,413	9/05	World Energy Solutions, Inc. Energy saving technologies	71,256	57,172	0.1
342,857	9/05	American Soil Technologies, Inc. Fertilizer innovation	75,996	54,857	0.1
54,857	5/05	Vitacube Systems Holding, Inc. Specialty nutraceuticals	84,852	54,308	0.1
40,000	8/05	Broadcast International, Inc. Telecommunication	80,916	54,000	0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	50,160	0.1

333,332	5/05	Hybrid Fuel Systems, Inc. Patented natural gas/diesel dual fuel technology	78,852	43,333	0.1
50,000	3/05	KP Renewables (Kwikpower International plc) (5) Renewable energy	94,500	42,000	0.1
29,999	7/04	INyX, Inc. Aerosol drug delivery	19,813	41,399	0.1
413,482	5/05	Preservation Sciences Inc Metal and concrete coatings	—	30,184	0.1
675,032	6/03	E Med Future, Inc. Needle destruction device	357,767	26,326	0.1
750,000	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	22,500	0.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	223,984	20,998	0.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	18,200	0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	16,286	0.1
176,250	4/05	Maelor PLC (5) Products for niche healthcare applications	24,147	16,039	0.1
1,533,333	5/05	Advanced Refractive Technologies, Inc. (formerly Visijet, Inc.) Ophthalmic technologies	81,996	15,333	0.1
480,000	4/05	Websky Inc. Broadband wireless	—	12,000	0.1
61,224	3/04	eFoodSafety.com Inc. Safety of fruit, vegetables, poultry, beef and seafood	20,863	9,796	0.1
67,904	12/03	Magic Media Networks, Inc. Digital display monitor networks	7,831	6,722	<.1
36,923	9/04	Material Technologies, Inc. Metal fatigue detection	78,672	4,800	<.1
295,500	7/04	Veridium Corp. Environmental services business	69,032	3,546	<.1
14,796	1/04	GeneThera, Inc. Molecular biotechnology products	36,014	1,065	<.1

		Total Investments in Non-Affiliates	$12,482,927	$9,805,423	22.1%

		Affiliate Investments (2)
13,240,000	8/05	Industrial Biotechnology Corp. Manufactures and markets flavors and fragrances	$2,170,068	$5,693,200	12.8%
2,915,489	6/05	Trio Industries Group, Inc. Protective powder coating	3,997,210	4,985,486	11.2
9,900,717	4/05	Fuel FX International, Inc. (privately held) Reductional environmental emissions	1,980,142	1,980,143	4.5
3,123,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,685,189	874,637	2.0
484,782,608	9/05	INSEQ Corp. Waste minimization	2,434,783	727,174	1.6
6,343,573	4/04	HydroFlo, Inc. (8) Business development company	854,602	596,296	1.4
7,647,561	4/04	Manakoa Services Company Compliance analysis and monitoring	2,258,837	504,739	1.1
960,779	6/99	Clean Water Technologies, Inc. Environmental services	568,006	92,235	0.2

480,000	8/04	TenthGate, Inc. (privately held) Healthcare related products and services	—	3,840	<.1
4,221,165	4/01	Stealth Media Labs, Inc. Software products	1,708,000	—	0.0
100,000	8/04	Myrmidon Biomaterials, Inc., ( privately held) Biomaterial tendon replacement	—	—	0.0

		Total Investments in Affiliates	$17,656,837	$15,457,750	34.8%

		Controlled Investment (3)

1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	2,126,573	1,888,396	4.2

		Total Investment in Controlled Investment	$2,126,573	$1,888,396	4.2%

		U.S. Treasuries and Certificates of Deposit (4)

		U.S. Treasuries:

1,000,000	11/05	United States Treasury, maturity 1/19/06, interest rate @ 3.712%	998,250	998,250	2.3
1,000,000	11/05	United States Treasury, maturity 2/23/06, interest rate @ 3.841%	994,600	994,600	2.2
1,000,000	11/05	United States Treasury, maturity 4/20/06, interest rate @ 4.068%	988,010	988,010	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.747%	984,330	984,330	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.759%	984,330	984,330	2.2
4,000,000	11/05	United States Treasury, maturity 8/15/06, interest rate @ 4.234%	3,894,200	3,894,200	8.8
1,000,000	11/05	United States Treasury, maturity 3/23/06, interest rate @ 3.923%	991,340	991,340	2.2

		Total U.S. Treasuries	$9,835,060	$9,835,060	22.1%

		Certificates of Deposit:

100,000	8/05	Community Cent Bank CD, maturity 2/17/06, interest rate @ 3.15%	99,831	99,831	0.3
100,000	8/05	Acacia Fed Savgs Bank CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Banco Popular CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Western Bank CD, maturity 2/24/06, interest rate @ 3.2%	99,810	99,810	0.3
100,000	8/05	First Fed Sav Bank CD, maturity 3/8/06, interest rate @ 3.5%	99,820	99,820	0.3
100,000	8/05	Merchants & Fmrs Bank CD, maturity 2/28/06, interest rate @ 3.15%	99,788	99,788	0.2
100,000	8/05	Franklin Bank CD, maturity 3/2/06, interest rate @ 3.25%	99,795	99,795	0.2
100,000	8/05	Sky Bank CD, maturity 3/3/06, interest rate @ 3.25%	99,791	99,791	0.2
100,000	8/05	Indymac Bank CD, maturity 3/9/06, interest rate @ 3.25%	99,768	99,768	0.2
100,000	8/05	Oriental Bank CD, maturity 3/9/06, interest rate @ 3.3%	99,777	99,777	0.2
100,000	8/05	Park Cities Bank CD, maturity 3/10/06, interest rate @ 3.25%	99,784	99,784	0.2
100,000	8/05	Wright Express Finl Serv CD, maturity 3/15/06, interest rate @ 3.5%	99,798	99,798	0.2
100,000	8/05	First Bank CD, maturity 3/24/06, interest rate @ 3.6%	99,791	99,791	0.2
100,000	8/05	Baylake Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,527	99,527	0.2
71,000	9/05	Capital Crossing Bank CD, maturity 6/28/06, interest rate @ 3.8%	70,700	70,700	0.1
100,000	9/05	New Frontier Bank CD, maturity 6/28/06, interest rate @ 3.8%	99,577	99,577	0.2
100,000	8/05	Doral Bank CD, maturity 6/29/06, interest rate @ 3.7%	99,507	99,507	0.2
100,000	9/05	UnionBank CD, maturity 6/30/06, interest rate @ 3.9%	99,619	99,619	0.2

		Total Certificates of Deposit	$1,766,297	$1,766,297	4.0%

		Total Investments in U.S. Treasuries and CDs	$11,601,357	$11,601,357	26.1%

		TOTAL INVESTMENTS	$43,867,694	$38,752,926	87.2%

		Cash and other assets, less liabilities		5,688,192	12.8%

		Net assets at December 31, 2005		$44,441,118	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly traded over the counter, publicly traded on the American Stock Exchange or publicly traded on the Canadian Venture Exchange.

•	The above investments with the exception of the U.S. Treasuries, certificates of deposits and UTEK Real Estate Holdings, Inc. (see (3) below) are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements.)

•	As of December 31, 2005, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc., Israel Technology Acquisition Corp. and Fortress America Acquisition Corp. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	Upon approval by the Board of Directors, management made the decision in the quarter ended September 30, 2005 to sell some of the investments that the Company had carried on its financial statements with a zero value for several quarters. Management determined that maintaining these investments was costly and the likelihood of future value was minimal. The following assets were removed from the schedule of investments as a result of this transaction: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corp., Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corp. and Xeminex, Ltd.

(1)	These are non-affiliate investments. Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities of the company.

(2)	These are affiliate investments. Affiliate investments are generally defined under the Investment Company Act of 1940 as companies which the Company owns at least 5% but not more than 25% of the voting securities of the company.

(3)	This is a control investment. Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities of the Company. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds three investments: Rosbon LLC, ABM of Tampa Bay, Inc., and Ybor City Group, Inc. UREHI holds 150 shares of the total shares outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and Certificates of Deposit. These short-term investments normally have three-month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or principal place of business is outside the U.S.

(6)	Investment consists of a £1.25 million convertible debenture ($2,148,500 at December 31, 2005). The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.

(7)	Non-registered investment company.

(8)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of March 31, 2006 and 2005 and for each of the three months periods then ended is unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of March 31, 2006 and 2005 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.

The Company

UTEK is a market-driven technology-transfer business that assists companies in identifying and acquiring technologies. Technology-transfer refers to the process by which new technologies, developed in universities, medical research centers, government research facilities, or similar research settings, are licensed to companies for commercial development and use. UTEK’s goal is to provide companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

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

Reclassifications

Certain reclassifications have been made to the 2005 balances to conform with the 2006 financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Increase in Net Assets From Operations Per Share (EPS)

EPS – basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as option and warrants. Diluted EPS for the three months ended March 31, 2006 and 2005 includes 78,838 and -0- potentially dilutive equivalent shares, respectively. Options to purchase 310,000 and 298,517 shares of common stock at March 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive.

Goodwill Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company decided during the three months ended March 31, 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. These changes were other-than-temporary; therefore management determined there was impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for UTEKip as of March 31, 2006. This resulted in a write-down of $234,940, ($146,532 after tax), which is included in the current period as general and administrative expenses in the statement of operations.

2. Stock Compensation

The Company had two stock-based equity compensation plans at March 31, 2006. Readers should refer to Note 7 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for information related to these plans.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the quarter ended March 31, 2006, we granted 32,000 options to purchase shares of common stock with a weighted average grant date fair value of $5.96 per option. At March 31, 2006, the Company had 717,483 shares available for future stock option grants under existing plans.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets and basic earnings per share for the three month period ended March 31, 2006 were $80,810, $50,401, and $0.01 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our diluted earnings per share for the quarter ended March 31, 2006 did not change.

The impact on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three month period ended March 31, 2005 would be immaterial.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using weighted average assumptions as noted in the following table. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero.

	For the three months ended
	March 31, 2006	March 31, 2005
Expected dividend yield	0%	0%
Expected volatility	53.99%	28.88%
Risk-free interest rate	4.35%	4.04%
Expected life of options	3.67	3.50
Grant date fair value	$5.96	$4.16

Net cash proceeds from the exercise of stock options were $239,855 for the three months ended March 31, 2006. At March 31, 2006, there was $516,578 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.3 years.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options Outstanding - beginning of period	504,767	$11.16

Granted	32,000	13.47
Exercised	(32,500)	7.38
Forfeited	(3,500)	14.95

Options Outstanding – end of period	500,767	$11.52	3.12

Outstanding Exercisable – end of period	295,520	$10.00	2.45

At March 31, 2006, the aggregate intrinsic value of shares outstanding was $1,046,066 and the aggregate intrinsic value of options exercisable was $980,879. Total intrinsic value of options exercised was $171,795 for the three months ended March 31, 2006. The total fair value of options vested during the three months ended March 31, 2006 was $30,503.

The following table represents our nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - beginning of period	180,747	$4.06

Granted	32,000	5.96
Vested	(7,500)	4.07
Forfeited	—	—

Nonvested Options – end of period	205,247	$4.36

3. Investments

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

Investments (excluding Treasuries and Certificates of Deposit) at March 31, 2006 and December 31, 2005 (67.6% and 61.1% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values. The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedule of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be material.

During the three months ended March 31, 2006, the Company made a gift of 5.1 million shares of Hydroflo, Inc. common stock to certain not-for-profit institutions. The stock was fair valued at $663,000 at the time of the gift, which is included in general and administrative expenses in the statement of operations.

The Company typically invests our excess cash in U.S. Treasuries and CDs which normally have three month to one year maturities.

Technology Transfers:

During the three months ended March 31, 2006, we completed the following six technology-transfer transactions:

Date	Client Company	Intellectual Property Acquisition Company	Consideration – Unregistered Shares	Price per Share(1)
January 20	Fuel FX International, Inc.	Emissions-Detection Technologies, Inc.	100,000(2)	$21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360	1.210
January 30	Websky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000	0.027
March 6	Trio Industries	Ultra Fine Coating Systems, Inc.	1,805,000	1.350
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000	0.367
March 16	Advanced Refractive Technologies, Inc.	Ocular Theraputics, Inc.	97,000(3)	21.300

During the three months ended March 31, 2005, we completed the following three technology-transfer transactions:
Date	Client Company	Intellectual Property Acquisition Company	Consideration – Unregistered Shares	Price per Share(1)
January 10	Xethanol Corp.	Superior Separation Technologies, Inc.	250,000	$2.500
February 22	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	822,845	0.730
March 31	Swiss Medica, Inc.	Anti Depression Biohealth Solutions, Inc.	1,862,069(4)	0.190

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred B shares convertible into common shares based on a value of $2.1 million.
(3)	Preferred C shares convertible into common shares based on a value of $2.8 million.
(4)	The Company also received $96,637 in cash.

Strategic Alliances:

During the three months ended March 31, 2006, we entered into four strategic alliance agreements. The total value added to the investments from these four agreements totaled $290,244. The income recognized from all strategic alliance agreements for the three months ended March 31, 2006 was $454,565. At March 31, 2006 the Company had 29 active strategic alliance clients.

During the three months ended March 31, 2005, we entered into five strategic alliance agreements. The total value added to the investments from these five agreements totaled $94,500. The income recognized from all strategic alliance agreements for the three months ended March 31, 2005 was $313,611. At March 31, 2005 the Company had 14 active strategic alliance clients.

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

5. Equity Securities

On February 8, 2006, the Company consummated a financing which raised approximately $10 million (before expenses) from the sale of 816,330 shares of common stock. Piper Jaffray, & Co. received an aggregate commission of $702,000.

On March 30, 2006, the Company declared a dividend of $0.02 per share to stockholders of record as of April 28, 2006. The dividend is payable on May 19, 2006.

6. Acquisition

On March 30, 2006, the Company entered into an agreement and plan of acquisition with 22nd Street of Ybor City, Inc. to acquire all of its issued and outstanding shares of capital stock for an aggregate purchase price of $2,000,000. 22nd Street of Ybor City, Inc. is a real estate holding company that owns a commercial real estate property in Tampa, Florida. UTEK acquired 100% of the outstanding shares of 22nd Street of Ybor City, Inc. through the issuance of 82,919 shares of unregistered common stock plus a cash payment of $1,000,000. The acquired business will be operated by UTEK Real Estate Holding, Inc., one of UTEK’s portfolio companies.

7. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiaries UTEK-Europe, Ltd., and the Israel segment includes UTEK-ip, Ltd.

A summary of revenues and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Total assets March 31, 2006	$1,320,229	$145,046	$66,803,368	$68,268,643
Total assets December 31, 2005 (1), (2)	1,251,491	432,453	47,322,016	49,005,960

	For the three months ended March 31, 2006
Income from operations	$284,278	$36,895		$11,485,833	$11,807,006
Income (loss) before interest, other expense and income taxes	128,204	(342,630	)(3)	6,001,781	5,787,355
Depreciation and amortization	6,452	4,917		34,835	46,204

	For the three months ended March 31, 2005
Income from operations	$217,445	$7,561	$2,313,523	$2,538,529
Income (loss) before interest, other expense and income taxes	(73,270)	(57,874)	410,561	279,417
Depreciation and amortization	6,796	3,286	17,148	27,230

(1)	Knowledge Express Data Systems was purchased on July 7, 2005; therefore, there is no financial information included in the three month period ended March 31, 2005.
(2)	UTEK-ip, Ltd. was purchased in January 2005; therefore, there are two months of financial information included in the three months ended March 31, 2005.
(3)	During the three months ended March 31, 2006, the Company recorded goodwill impairment for UTEKip of $234,940 which is included in the current period loss. The loss is included in general and administrative expenses in the statement of operations.

8. Related Party Transactions

Sam Reiber, the Company’s General Counsel and a director of the Company, is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $12,008 and $6,471 in compensation in the three months ended March 31, 2006 and 2005, respectively, for services performed for the Company and holds 6,100 shares of the Company’s common stock.

UTEK Real Estate Holdings, Inc. a wholly owned subsidiary of the Company was loaned funds for operations and real estate improvements of $240,752 during the three months ended March 31, 2006.

9. Subsequent Events

Subsequent to March 31, 2006, we completed four technology transfer transactions in which we received unregistered shares of stock of the entity acquiring our newly formed company. The shares acquired by us in these transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The revenue associated with the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Expenses

Our expenses include costs associated with the acquisition of technology rights, salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. The funds we use to capitalize the new companies that we form to acquire new technologies are recorded as acquisition of technology rights. Sales and marketing costs include license and sponsored research fees, as well as advertising, sales commissions, travel and other selling expenses that vary with revenues. General and administrative costs include rent, depreciation, investor relations and other overhead costs.

Financial Condition

Our total assets were $68.3 million and our net assets were $60.1 million at March 31, 2006, compared to $49.0 million and $44.4 million at December 31, 2005, respectively. Net asset value per share was $6.76 at March 31, 2006 and $5.58 at December 31, 2005. Net assets increased by $15.7 million or 35.2% in the three months ended March 31, 2006.

The changes in total assets, net assets and net asset value per share during the three months ended March 31, 2006 were primarily attributable to:

•	6 technology-transfers valued at approximately $10.2 million;

•	The sale of certain of our investments for $1.5 million, including realized gains of $383,000;

•	The issuance of 816,330 shares of our common stock in a registered offering for approximately $9.0 million;

•	The use of approximately $3.4 million to fund operations;

•	An increase in our deferred tax liability of approximately $3.4 million;

•	The acquisition of one company valued at $2.0 million through the issuance of 82,919 shares of our common stock and $1,000,000 in cash; and

•	A net unrealized gain of $1.6 million in the fair value of our investments.

Our common shares outstanding as of March 31, 2006 were 8,893,254 compared to 7,961,505 at December 31, 2005. The number of our outstanding common shares increased as a result of the issuance of common shares in connection with a registered offering, upon the exercise of stock options and in conjunction with an acquisition of a real estate company.

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

At March 31, 2006, $32.2 million or 55% of our investments consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board or listed on the American Stock Exchange or listed on the Canadian Venture Exchange, $8.4 million or 14% of our investments consisted of equity securities at fair value in privately owned companies, and $18.1 million or 31% were in U.S. Treasuries or certificates of deposit.

At December 31, 2005, $22.9 million or 59% of our investments consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board, listed on the American Stock Exchange, $4.3 million or 11% of our investments consisted of equity securities at fair value in privately owned companies, and $11.6 million or 30% were in U.S. Treasuries or certificates of deposit.

A summary of our investment portfolio is as follows:

	March 31, 2006	December 31, 2005
Investments, at cost	$61,209,742	$43,867,694
Unrealized depreciation, before income taxes	(2,523,604)	(5,114,768)

Investments, at value	$58,686,138	$38,752,926

The net increase in the value of investment securities from $38.8 million at December 31, 2005 to $58.7 million at March 31, 2006 is primarily due to the following events:

•	6 technology-transfers valued at approximately $10.2 million;

•	The donation of 5.1 million shares of Hydroflo, Inc. valued at $663,000 to four not-for-profit institutions;

•	A net realized gain of $383,000 related to the sale of some of our shares in Circle Group Holdings, Inc., Swiss Medica, Inc., Xethanol Corp., Sequiam Corp., Genethera, Inc. and Magic Media Networks, Inc.;

•	The acquisition of 22nd Street of Ybor City, Inc. valued at $2.0 million through the issuance of shares of our common stock; and

•	Investment of approximately $9.0 million in U.S. Treasuries and certificates of deposit.

The fair value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors.

Our most significant portfolio investments at March 31, 2006 were in Trio Industries Group, Inc., Xethanol Corp., Industrial Biotechnology Corp., Fuel FX International, Inc., UTEK Real Estate Holdings, Inc., and Advanced Refractive Technologies, Inc. These six investments total $30.2 million in fair value, representing 51% of our investments and 50% of net assets at March 31, 2006.

Our capital investments made in our newly formed companies during the three months ended March 31, 2006 totaled $2.6 million. Of the total capital invested in our newly formed companies during the three months ended March 31, 2006, $50,000 was expended on research and development costs, $674,000 was expended on license and consulting fees, and $1.9 million remained in our newly formed companies at the time they were sold to our portfolio companies. Such cash may be utilized for the continued research and development or commercialization of the technology transferred. All of these items are reflected in the Consolidated Statement of Operations as acquisition of technology rights.

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital or (5) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that we will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extent in a portfolio company’s successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in our portfolio companies. However, there can be no assurance that we will have liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

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

Three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Income from operations. Income from operations increased 365% to $11,807,000 for the three months ended March 31, 2006 from $2,539,000 for the three months ended March 31, 2005. Approximately 90% and 74% of our income from operations (revenue) was received in the form of equity securities for the three months ended March 31, 2006 and 2005, respectively. The increase in income from operations resulted from completing six technology transfer transactions during the period ended March 31, 2006, as compared to three technology transfer transactions completed during the quarter ended March 31, 2005. Additional revenue was generated by the consulting services of UTEK–Europe, Ltd., UTEK-EKMS, Inc., UTEKip, Ltd. and subscription income from the websites owned by UTEK, as well as $239,000 in investment income as a result of the increase in cash, U.S. Treasuries and certificates of deposit.

In the three months ended March 31, 2006, we completed 6 technology transfer transactions which generated $10.2 million and had acquisition of technology rights costs of $2.6 million as compared to 3 technology transfer transactions which generated $1.7 million and had acquisition of technology rights costs of $572,000 for the three months ended March 31, 2005. The average revenue associated with technology transfer transactions was $1.7 million in 2006 as compared to $559,000 in 2005.

Consulting fees and other services increased to $1.4 million in the three months ended March 31, 2006, from $803,000 in the three months ended March 31, 2005. In the three months ended March 31, 2006 four strategic alliance agreements were entered into, as compared to five during the three months ended March 31, 2005. In the three months ended March 31, 2006, we rendered services in connection with strategic alliance agreements that generated $454,000 in revenue, as compared to strategic alliance agreements that generated $314,000 in revenue for the three months ended March 31, 2005. Other consulting income for the three months ended March 31, 2006 included income of $594,000 from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $461,000 the three months ended March 31, 2005. UTEK Information Services comprised the balance of consulting fee income for 2006. Knowledge Express Data Systems was purchased in July 2005; therefore, there is no financial information included in the three months ended March 31, 2005. UTEKip, Ltd. was purchased in January 2005; therefore, there is partial income reflected in the three months ended March 31, 2005.

Of the total consulting and other income received during the three months ended March 31, 2006, 25% was paid in the form of equity securities in companies, and the balance was paid in cash. Of such income received during the three months ended March 31, 2005, 34% was paid in the form of equity securities, and the balance was paid in cash.

In the absence of readily available market values, our board of directors determines the fair value of the securities we receive in connection with our technology-transfer transactions and strategic alliance agreements. In making its determination, the board of directors considers valuation appraisals provided by an independent valuation service provider.

Income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses. Total operating expenses for the three months ended March 31, 2006 were $6.0 million consisting of acquisition of technology rights of $2.6 million, salaries and wages of $694,000, professional fees of $281,000, sales and marketing expenses of $809,000, and general and administrative expenses of $1.6 million. These expenses compared to the $2.3 million reported for the three months ended March 31, 2005, consisting of acquisition of technology rights of $572,000, salaries and wages of $437,000, professional fees of $184,000, sales and marketing expenses of $508,000, and general and administrative expenses of $559,000. The 166% increase in total operating expenses was due primarily to an increased number of employees, increased costs of completing 6 sales of technology rights, professional fees related to offerings, a gift of 5.1 million common shares of HydroFlo, Inc. valued at $663,000, and the write-down of goodwill due to impairment in one of our subsidiaries totaling $235,000.

The Company decided during the three months ended March 31, 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. These changes were other-than-temporary; therefore management determined there was impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for UTEKip as of March 31, 2006. This resulted in a write-down of $234,940, ($146,532 after tax), which is included in the current period as general and administrative expenses in the statement of operations.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 59% increase in salaries and wages reflects 8 new UTEK administrative employees. The 359% increase in acquisition of technology rights expenses was due to completing 6 technology transfer transactions with an average cost of $437,000 in the three months ended March 31, 2006, as compared to 3 transactions with an average cost of $191,000 for the three months ended March 31, 2005. The 59% increase in sales and marketing expenses was due to a significant increase in the commissions paid as a result of the increased number and value of technology transfer transactions and an increase in fees paid to outside research consultants for fulfillment of certain contracts of UTEK-EKMS, Inc. The 53% increase in professional fees relates to an increase in legal and accounting fees related to recent offerings. The 188% increase in general and administrative costs is largely due to the gift of 5.1 million common shares of HydroFlo, Inc. valued at $663,000, the write-off of certain assets in one of our subsidiaries totaling $235,000, administrative expenses related to our newly acquired businesses and an increase in costs related to the increase in the number of our employees.

Net Realized Gains (Losses)

Net realized gains on investments, net of income tax effect, amounted to $382,586 for the three months ended March 31, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	514,608	$199,231
Genethera, Inc.	14,796	(21,583)
Magic Media Networks, Inc.	30,000	(103)
Sequiam Corp.	560,000	946
Swiss Medica, Inc.	300,000	(3,661)
Xethanol Corp.	150,762	238,954
Hydroflo, Inc.	5,100,000	(31,198)

Total		$382,586

Net realized gains on investments, net of income tax effect, amounted to $25,133 for the three months ended March 31, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	45,000	$34,975
EMed Future, Inc.	18,500	(9,842)

Total		$25,133

Changes in Unrealized Appreciation or Depreciation.

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At March 31, 2006 approximately 66.2% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized appreciation of investments, net of taxes, was $1.6 million for the quarter ended March 31, 2006, compared to net unrealized depreciation, net of taxes, of $3.2 million for the quarter ended March 31, 2005. The net unrealized gains (losses) consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the quarters ended March 31, 2006, and 2005. During the three months ended March 31, 2006, there was a significant decline in fair value in Industrial Biotechnology Corp. of $1.4 million. These declines were offset by significant gains in Xethanol Corporation of approximately $2.2 million, and Trio Industries Group, Inc. of $1.5 million. The Company’s other investments experienced a total net decrease in their fair value of approximately $500,000. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

On a quarterly basis net realized and unrealized gains (losses) can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

Net assets increased 35% to $60.1 million at March 31, 2006 from $44.4 million at December 31, 2005. This increase was primarily attributable to the completion of a registered offering of shares of our common stock totaling $9.0 million, net of offering costs, during the quarter ended March 31, 2006 and by our completion of six technology-transfer transactions valued at $10.2 million.

Our primary source of liquidity and capital for the three months ended March 31, 2006 was from the completion of a registered direct placement of shares of our common stock which, net of offering costs, was $9.0 million, as well as $1.5 million in cash generated from the sale of shares in our portfolio companies.

During the three months ended March 31, 2006, we loaned to UTEK Real Estate Holdings, Inc., $241,000 for real estate improvements to our future corporate offices located in Tampa, FL. We anticipate that we will invest an additional $500,000 in our portfolio company in order to complete the renovations and move to the new office space. We plan to move into the new offices before the end of the second quarter. We also invested $1,000,000 in cash and issued 82,919 shares of our common stock for the acquisition of 22nd Street of Ybor City, Inc., a wholly owned subsidiary of UTEK Real Estate Holdings, Inc.

Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash. In the three months ended March 31, 2006, 90% of our income from operations was paid in the form of equity securities compared to 74% of our income from operations for the three months ended March 31, 2005. Our goal is to monetize the equity stakes we receive in consideration for the technology transfer transactions and our consulting services.

At March 31, 2006, we had cash and cash equivalents of $5.0 million. We also had investments in U.S. Treasuries and Certificates of Deposit (CDs) of $18.1 million. We typically invest our excess cash in U.S. Treasuries and CDs which normally have three month to one year maturities. These investments do not qualify as cash equivalents. We anticipate using our cash on hand to fund our technology transfer business in 2006. We had no debt outstanding at March 31, 2006. On March 30, 2006, the Company declared a dividend of $0.02 per share to stockholders of record as of April 28, 2006. The dividend is payable on May 19, 2006.

Recent Developments

Subsequent to March 31, 2006, we completed four technology transfer transactions in which we received unregistered shares of stock of the entity acquiring our newly formed company. The shares acquired by us in these transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The revenue associated with the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction.

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

Stock Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets and basic earnings per share for the three month period ended March 31, 2006 were $80,810, $50,401, and $0.01 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our diluted earnings per share for the quarter ended March 31, 2006 did not change.

The impact on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three month period ended March 31, 2005 would be immaterial. Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risks

There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2005.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of March 31, 2006, the Company was not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. As a result, there can be no assurance that we will achieve our investment objective. You should consider carefully the risks described in our Annual Report on Form 10-K and below. In addition to these risk factors, other factors that could cause actual results to differ materially include:

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

Our investment portfolio is highly concentrated and, as a result, our financial results are largely dependent upon the performance of certain significant investments; principally, Xethanol Corp., Industrial Biotechnology Corp., UTEK Real Estate Holdings, Inc., Trio Industries Group, Inc., Advanced Refractive Technologies, Inc. and Fuel FX International, Inc. These six investments totaled $30.2 million in fair value at March 31, 2006, representing 51% of our investments and 50% of net assets. As a result, if our investment in one or more of these companies fails to perform as expected, our financial results could be negatively affected.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors, and as a result, there is uncertainty regarding the value of our portfolio investments.

At March 31, 2006 and December 31, 2005, investments amounting to $39.8 million or 66.2% of our net assets and $26.4 million or 59.4% of our net assets, respectively, have been valued at fair value as determined by our board of directors. Pursuant to the requirements of the 1940 Act, our board of directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Because there is typically no readily available market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the board of directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

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

At March 31, 2006, $32.2 million or 47% of our total assets consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange or other similar markets. In order for the securities of our portfolio companies to be eligible for continued listing on those markets or quotation systems, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these and other related requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange or any other market or quotation system.

We are subject to certain risks associated with our foreign operations and investments.

We have operations in the United Kingdom and Israel and make investments in foreign companies. As of March 31, 2006, approximately 5.0% of our assets were comprised of assets in foreign operations and investments in foreign companies.

Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	tax rates in certain foreign countries may exceed those in the U.S., and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;

•	exposure to risks associated with changes in foreign exchange rates;

•	difficulties in enforcing intellectual property rights; and

•	difficulties associated with managing a large organization spread throughout various countries;

•	required compliance with a variety of foreign laws and regulations.

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

Clifford M. Gross, our Chief Executive Officer and Chairman, beneficially owns approximately 22% of our common stock as of March 31, 2006. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in our company in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

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

UTEK CORPORATION
(Registrant)

Date: May 9, 2006	/s/ Clifford M. Gross
Clifford M. Gross
Chairman and Chief Executive Officer

Date: May 9, 2006	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer