Form 10-Q
period 2006-06-30
UTEK CORP
filed 2006-08-04
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15941

UTEK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3603677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2109 Palm Avenue

Tampa, FL 33605

(Address of principal executive offices)

(813) 754-4330

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

202 S. Wheeler Street

Plant City, FL 33563

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 3, 2006 there were 8,898,254 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2006 - $23,889,334; 2005 - $12,482,927)	$20,535,310	$9,805,423
Affiliate investments (cost: 2006 - $36,400,144; 2005 - $17,656,837)	35,208,305	15,457,750
Control investments (cost: 2006 - $4,991,823; 2005 - $2,126,573)	6,152,373	1,888,396
U.S. Treasuries and certificates of deposit (cost: 2006 - $14,694,190; 2005 - $11,601,357)	14,694,190	11,601,357

Total investments	76,590,178	38,752,926
Cash and cash equivalents	5,713,841	5,275,626
Accounts receivable, net of allowance for bad debt	681,670	746,207
Prepaid expenses and other assets	282,531	448,810
Fixed assets, net	483,427	311,103
Goodwill	2,988,869	3,128,139
Intangible assets	299,130	343,149

TOTAL ASSETS	87,039,646	49,005,960

LIABILITIES
Accrued expenses	680,951	367,763
Deferred revenue	2,387,958	1,606,242
Deferred tax liability	12,529,941	2,590,837

TOTAL LIABILITIES	15,598,850	4,564,842

NET ASSETS	$71,440,796	$44,441,118

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 8,898,254 shares issued and outstanding at June 30, 2006 and 7,961,505 shares issued and outstanding at December 31, 2005	$88,983	$79,616
Additional paid-in capital	50,791,138	40,347,663
Accumulated income:
Accumulated net operating income	23,333,121	10,134,057
Net realized loss on investments, net of tax	(756,102)	(2,968,399)
Net unrealized depreciation of investments, net of deferred tax	(2,111,421)	(3,138,939)
Foreign currency translation adjustment	95,077	(12,880)

Net assets	$71,440,796	$44,441,118

Net asset value per share	$8.03	$5.58

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Income from operations:
Sale of technology rights	$21,624,267	$1,503,197	$31,839,197	$3,179,340
Consulting and other services	1,192,843	932,001	2,546,324	1,734,693
Investment income, net	242,197	107,599	480,792	167,293

	23,059,307	2,542,797	34,866,313	5,081,326

Expenses:
Acquisition of technology rights	4,523,127	655,122	7,147,127	1,226,795
Salaries and wages	898,627	581,996	1,592,245	1,019,155
Professional fees	301,870	159,701	583,296	343,773
Sales and marketing	931,002	622,012	1,740,175	1,129,585
General and administrative	830,697	477,929	2,442,131	1,036,564

	7,485,323	2,496,760	13,504,974	4,755,872

Income before income taxes	15,573,984	46,037	21,361,339	325,454
Provision for income taxes	5,806,628	17,324	7,984,409	122,468

Net income from operations	9,767,356	28,713	13,376,930	202,986

Net realized and unrealized gains (losses):
Net realized gain on investments, net of income tax expense of $1,103,928 and $1,334,756 for the three and six months ended June 30, 2006, respectively, and $69,936 and $85,100 for the three and six months ended June 30, 2005, respectively	1,829,711	115,916	2,212,297	141,049
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of ($324,261) and $619,938 for the three and six months ended June 30, 2006, respectively, and ($87,263) and ($1,522,110) for the three and six months ended June 30, 2005, respectively	(537,448)	(886,667)	1,027,518	(4,047,246)

Net increase (decrease) in net assets from operations	$11,059,619	$(742,038)	$16,616,745	$(3,703,211)

Net increase (decrease) in net assets from operations per share:
Basic	$1.25	$(0.10)	$1.92	$(0.53)
Diluted	$1.23	$(0.10)	$1.90	$(0.53)
Weighted average shares:
Basic	8,871,871	7,228,025	8,663,083	7,007,724
Diluted	8,997,310	7,228,025	8,759,178	7,007,724

Dividend declared per share:	—	—	$.02	—

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2006	2005
Operating Activities:
Net increase (decrease) in net assets from operations	$16,616,745	$(3,703,211)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in net unrealized (appreciation) depreciation of investments	(1,647,456)	5,569,364
Depreciation and amortization	97,714	56,745
Goodwill impairment - UTEKip, Ltd.	234,940	—
(Gain) on sale of investments	(3,547,053)	(185,893)
Loss on disposal of fixed assets	13,555	—
Stock compensation	221,555	—
Deferred income taxes	9,939,104	(1,314,541)
Investment securities received in connection with the sale of technology rights	(31,839,197)	(3,179,340)
Consulting and other services rendered in exchange for investment securities	(892,452)	(370,456)
Changes in operating assets and liabilities:
Accounts receivable	122,279	(37,968)
Prepaid expenses and other assets	166,279	122,884
Deferred revenue	151,904	(39,729)
Accrued expenses	313,188	(405,610)

Net cash used in operating activities	(10,048,895)	(3,487,755)

Investing Activities:
Acquisition of 22nd Street of Ybor City, Inc.	(1,000,000)	—
Proceeds received on sale of equity investments	6,116,428	711,928
Purchases of investments	(3,551,122)	(9,624,408)
Purchases of fixed assets	(239,574)	(102,235)

Net cash provided by (used in) investing activities	1,325,732	(9,014,715)

Financing Activities:
Distributions to shareholders	(177,865)	—
Payments of bank debt	—	(23,516)
Net proceeds from issuance of common stock	8,955,182	13,281,917
Proceeds from exercise of stock options	276,104	—

Net cash provided by financing activities	9,053,421	13,258,401

Foreign currency translation adjustment	107,957	(93,934)

Increase in cash and cash equivalents	438,215	661,997
Cash and cash equivalents at beginning of year	5,275,626	3,785,873

Cash and cash equivalents at end of period	$5,713,841	$4,447,870

Supplemental Disclosures of Non-Cash Investing Activities
The Company purchased all of the capital stock of INTRA-DMS, Ltd. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$502,035
Consideration given		300,000

Liabilities assumed		$202,035

The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City, Inc.	$1,000,000

Investment securities received for unearned strategic alliance services	$1,464,522	$300,694

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30
	2006	2005
Changes in net assets from operations:
Net income from operations	$13,376,930	$202,986
Net realized gain on sale of investments, net of related income taxes	2,212,297	141,049
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	1,027,518	(4,047,246)

Net increase (decrease) in net assets from operations	16,616,745	(3,703,211)

Distribution to Stockholders:
From net income from operations	(177,865)	—

Capital stock transactions:
Proceeds from issuance of common stock (including the exercise of common stock options to purchase stock), net of offering costs of $1,044,860 and $1,667,022 for the six months ended June 30, 2006 and 2005, respectively	8,955,182	13,281,917
Proceeds from the exercise of stock options	276,104	—
Stock compensation - options	221,555	—
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	1,000,000	—
Common stock issued in acquisition of UTEKip, Ltd.	—	300,000

Net increase in net assets from stock transactions	10,452,841	13,581,917

Foreign currency translation adjustment	107,957	(93,934)

Net increase in net assets	26,999,678	9,784,772

Net assets at beginning of year	44,441,118	23,092,943

Net assets at end of period	$71,440,796	$32,877,715

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Six Months Ended June 30
	2006	2005
PER SHARE INFORMATION

Net asset value, beginning of period	$5.58	$3.85
Net income from operations (1)	1.53	0.03
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes (2)	(0.26)	(1.35)
Foreign currency translation adjustment (1)	.01	(0.01)
Net increase from stock transactions (1)	1.19	1.94
Distribution to shareholders from net income from operations	(0.02)	—

Net asset value, end of period	$8.03	$4.46

Per share market value, end of period	$20.05	$14.30

Investment return, based on market price at end of period	45%	(5)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$71,440,796	$32,877,715
Ratio of expenses to average net assets	23%	17%
Ratio of net income from operations to average net assets	23%	1%
Diluted weighted average number of shares outstanding during the period	8,759,178	7,007,724

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as the balancing figure from the other figures in the statement.

See accompanying notes

UTEK CORPORATION

Schedule of Investments (unaudited)

June 30, 2006

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
932,889	4/04	Xethanol Corporation (12) Bioethanol and derivative products	3,302,129	6,510,092	9.1%
		KP Renewables (Kwikpower International plc) (5) Renewable energy
(6)	5/06	Convertible Debenture	4,433,404	3,240,000	4.5
(7)	9/05	Convertible Debenture	1,884,920	912,698	1.3
50,000	3/05	Common Stock	94,500	23,000	<.1
		Advanced Refractive Technologies, Inc. Opthalmic technologies
100,000	4/06	Preferred D Stock	1,996,176	1,919,591	2.7
97,000	3/06	Preferred C Stock	2,066,063	1,862,003	2.6
97,000	12/05	Preferred B Stock	1,032,675	967,740	1.4
5,533,333	5/05	Common Stock	158,364	77,467	0.1
		American Soil Technologies, Inc Fertilizer innovation
4,275,000	3/06	Preferred B Stock	1,571,691	1,457,386	2.0
342,857	9/05	Common Stock	75,996	92,571	0.1
984,360	8/05	Broadcast International, Inc. Telecommunications	1,223,592	994,204	1.4
250,000	5/05	Harborlight Diversified Fund, LP (privately held) (8) Diversified mutual and hedge funds	250,000	279,045	0.4
359,182	4/05	NutraCea International Corporation Rice bran research and development	147,265	265,795	0.4
1,800,000	3/04	Swiss Medica, Inc. Health bioscience products	335,793	178,200	0.2
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	157,717	0.2
60,000	12/05	Metamorphix Global (privately held) Design and manufacture of countertops	120,000	120,000	0.2
300,000	5/06	Mobile Ready Entertainment Corp. Aggregator of digital media, wireless, mobile devices	66,084	114,000	0.2
129,835	6/99	SheerVision, Inc. (Clean Water Technologies, Inc.) Environmental services	568,006	102,570	0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	100,645	0.1
91,885	10/04	Pacific Biometrics, Inc. Specialty central laboratory services	59,356	79,940	0.1
720,639	4/03	Intra-Asia Entertainment Corp. Digital television entertainment	1,607,494	79,270	0.1
1,250,010	5/06	IVMD Ltd. Medical devices designs and testing	74,400	77,501	0.1
40,000	4/06	Cytodyn, Inc. Development stage biotechnology company	80,772	70,000	0.1
843,573	4/04	HydroFlo, Inc. (9) Business development company	130,417	45,553	0.1
774,193	5/06	IPORUSSIA, Inc. Business advisory services provider	72,000	60,387	0.1
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	56,400	0.1
1,481,484	6/06	Cyberlux Corporation LED lighting solutions	80,820	48,889	0.1

693,642	5/06	Avalon Oil and Gas, Inc. Oil and gas producers	84,564	47,168	0.1
720,000	5/06	U.S. Starcom, Inc. Communications services and products	68,724	45,360	0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	43,560	0.1
261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	41,797	0.1
18,228	12/05	Amazing Technologies Corporation Web services supplier and integrator	46,525	39,372	0.1
648,649	6/06	Innova Pure Water Water treatment products	80,004	38,919	0.1
750,000	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	34,500	<.1
31,413	9/05	World Energy Solutions, Inc. Energy saving technologies	71,256	32,355	<.1
122,449	1/06	5 G Wireless Communications, Inc. Broadband wireless	78,851	30,612	<.1
160,000	5/06	NetFabric Holdings Information technology services	65,148	30,400	<.1
2,142,857	6/06	Universal Detection Technology Detection devices for bacterial spores	84,000	30,000	<.1
166,000	5/05	US Energy Initiatives (Hybrid Fuel Systems, Inc.) Patented natural gas/diesel dual fuel technology	39,145	28,220	<.1
600,000	5/06	Advanced Medical Isotope Corporation Development of isotopes to treat diseases	63,000	25,200	<.1
54,857	5/05	XLER8, Inc. (Vitacube Systems, Inc). Specialty nutraceuticals	84,852	24,686	<.1
295,500	7/04	GS Clean Tech Corporation (Veridium Corp.) Environmental services business	69,032	19,798	<.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	223,984	17,240	<.1
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	16,500	<.1
176,250	4/05	Maelor PLC (5) Products for niche healthcare applications	24,147	16,215	<.1
680,000	9/05	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	14,280	<.1
40,000	5/06	DME Interactive Holdings Multi-media entertainment	37,092	13,600	<.1
675,032	6/03	E Med Future, Inc. Needle destruction device	357,767	13,501	<.1
232,211	5/05	Preservation Sciences Inc. Metal and concrete coatings	—	13,468	<.1
107,200	5/06	HumWare Media Corporation Media advertising	14,236	9,112	<.1
67,904	12/03	Magic Media Networks, Inc. Digital display monitor networks	7,831	5,297	<.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	5,180	<.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	3,943	<.1
36,923	9/04	Material Technologies, Inc. Metal fatigue detection	78,672	2,363	<.1

		Total Investments in Non-Affiliates	$23,889,334	$20,535,310	28.7%

		Affiliate Investments (2)

7,757,565	6/05	Trio Industries Group, Inc. Protective powder coating	$12,310,732	$12,244,874	17.1
17,290,594	8/05	Industrial Biotechnology Corp. Manufactures and markets flavors and fragrances	5,005,569	8,146,972	11.4
		Fuel FX International, Inc. Reductional environmental emissions
9,900,717	4/05	Common stock	1,980,142	4,950,359	6.9
100,000	1/06	Preferred Series B Stock	2,100,000	2,100,000	2.9
23,421,327	3/06	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	2,470,894	3,035,173	4.2
461,222,608	9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	1,337,546	1.9
		UBA Technology, Inc. Software development
2,530,740	2/06	Common Stock	1,727,299	479,841	0.7
95,000	4/06	Convertible Preferred A	1,619,849	905,208	1.3
8,570,638	4/04	Manakoa Services Company Compliance analysis and monitoring	2,333,837	857,064	1.2
33,730,000	4/05	Websky Inc. Broadband wireless	897,750	809,520	1.1
3,123,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,685,189	259,267	0.4
2,011,765	5/06	Rheologics, Inc. Study of blood viscosity	86,100	82,481	0.1
4,221,165	4/01	Stealth Media Labs, Inc. Software products	1,708,000	—	<.1
1,280,000	8/04	TenthGate, Inc. (privately held) (11) Healthcare related products and services	40,000	—	<.1

		Total Investments in Affiliates	$36,400,144	$35,208,305	49.3%

		Control Investments (3)

1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	$4,121,574	$5,282,124	7.4
(10)	1/06	Ybor City Group, Inc. (privately held) (Demand note, interest rate @ 5%)	870,249	870,249	1.2

		Total Investments in Control Investments	$4,991,823	$6,152,373	8.6%

		U.S. Treasuries and Certificates of Deposit (4)

Par Value		U.S. Treasuries:

4,000,000	11/05	United States Treasury, maturity 8/15/06, interest rate @ 4.234%	3,975,800	3,975,800	5.6

2,000,000	4/06	United States Treasury, maturity 8/17/06, interest rate @ 4.789%	1,988,240	1.988,240	2.8

2,000,000	6/06	United States Treasury, maturity 7/13/06, interest rate @ 4.513%	1,997,680	1,997,680	2.8

2,000,000	5/06	United States Treasury, maturity 11/30/06, interest rate @ 4.962%	1,974,678	1,974,678	2.8

1,000,000	5/06	United States Treasury, maturity 9/30/06, interest rate @ 4.952%	997,524	997,524	1.4

1,000,000	5/06	United States Treasury, maturity 8/31/06, interest rate @ 4.866%	995,740	995,740	1.4

1,000,000	5/06	United States Treasury, maturity 11/16/06, interest rate @ 4.85%	981,330	981,330	1.4

1,000,000	2/06	United States Treasury, maturity 11/15/06, interest rate @ 4.606%	981,220	981,220	1.4

		Total U.S. Treasuries	$13,892,212	$13,892,212	19.5%

		Certificates of Deposit:
100,000	5/06	Spirit Bank CD, maturity 9/25/06, interest rate @ 4.85%	99,861	99,861	0.1
100,000	4/06	First National Bank Chester County CD, maturity 8/28/06, interest rate @ 4.60%	99,898	99,898	0.1
100,000	2/06	Bridgeview Bank CD, maturity 11/28/06, interest rate @ 4.60%	99,650	99,650	0.1
100,000	2/06	Bank Fairfield Wash CD, maturity 11/17/06, interest rate @ 4.60%	99,625	99,625	0.1
100,000	2/06	First Finl Bank CD, maturity 11/24/06, interest rate @ 4.60%	99,603	99,603	0.1
100,000	2/06	Coastal Federal Bank, maturity 12/01/06, interest rate @ 4.65%	99,600	99,600	0.1
100,000	2/06	Bank Hapoalim CD, maturity 11/28/06, interest rate @ 4.60%	99,649	99,649	0.1
100,000	6/05	Countrywide Bank CD, maturity 4/1/06, interest rate @ 4.00%	104,092	104,092	0.1

		Total Certificates of Deposit	$801,978	$801,978	1.1%

		Total Investments in U.S. Treasuries and CDs	$14,694,190	$14,694,190	20.6%

		TOTAL INVESTMENTS	$79,975,491	$76,590,178	107.2%

		Cash and other assets, less liabilities		(5,149,382)	(7.2)%

		Net assets at June 30, 2006		$71,440,796	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets.

•	The above investments, with the exception of the U.S. Treasuries, certificates of deposits, UTEK Real Estate Holdings, Inc. and Ybor City Group, Inc. (see (3) below), are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements.)

•	As of June 30, 2006, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc.

and Ybor City Group, Inc. UREHI holds 150 equity interests of the total equity interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the Company’s principal place of business is outside the U.S.

(6)	Investment consists of a £3.67 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 7,200,000 common shares underlying the convertible debenture.

(7)	Investment consists of a £1.25 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.

(8)	Non-registered investment company.

(9)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940. During the six months ended June 30, 2006, the Company made a gift of 5.1 million shares of HydroFlo, Inc. common stock to certain not-for-profit institutions and abandoned its right, title and interest in and to 400,000 shares of HydroFlo, Inc.’s common stock (See note 3 to the consolidated financial statements).

(10)	Investment consists of a loan receivable.

(11)	During the period ended June 30, 2006, the Company reclassed this investment from Non-affiliate investments to Affiliate investments based on the criteria in notes (1) and (2).

(12)	During the period ended June 30, 2006, the Company reclassed this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2005

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
1,200,275	4/04	Xethanol Corp. Bioethanol and derivative products	$3,463,007	$3,480,797	7.8%
(6)	9/05	KP Renewables (Kwikpower International plc) (5) (Convertible Debenture) Renewable energy	1,884,920	1,666,666	3.7
973,508	1/02	Circle Group Holdings, Inc. Small business holding company	430,506	973,508	2.2
97,000	12/05	Advanced Refractive Technologies, Inc. (preferred stock) Opthalmic technologies	1,114,671	964,075	2.1
250,000	5/05	Harborlight Diversified Fund, LP (privately held) (7) Diversified mutual and hedge funds	250,000	262,020	0.5
50,000	7/05	Israel Technology Acquisition Corp.(5) Special purpose acquisition corp.	300,000	251,500	0.5
40,000	7/05	Fortress America Acquisition Corp. Special purpose acquisition corp.	240,000	240,800	0.5
359,182	4/05	NutraCea International Corp. Rice bran research and development	147,265	204,734	0.4
2,100,000	3/04	Swiss Medica, Inc. Health bioscience products	381,268	191,100	0.4
720,637	4/03	Intra-Asia Entertainment Corp. Digital television entertainment	1,607,494	136,921	0.3
645,000	3/03	Sequiam Corp. Authentication and biometrics technologies	185,726	135,450	0.3
60,000	12/05	Metamorphix Global (privately held) Design and manufacture of countertops	120,000	120,000	0.2
800,000	9/05	Quest Minerals & Mining Corp. Coal and mineral mining	81,228	104,000	0.2
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	94,288	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	76,800	0.2
30,379	12/05	Amazing Technologies Corp. Web services supplier and integrator	77,544	76,555	0.2
261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	75,758	0.2
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	75,000	0.2
91,885	10/04	Pacific Biometrics, Inc. Specialty central laboratory services	59,356	74,427	0.2
31,413	9/05	World Energy Solutions, Inc. Energy saving technologies	71,256	57,172	0.1
342,857	9/05	American Soil Technologies, Inc. Fertilizer innovation	75,996	54,857	0.1
54,857	5/05	Vitacube Systems Holding, Inc. Specialty nutraceuticals	84,852	54,308	0.1
40,000	8/05	Broadcast International, Inc. Telecommunication	80,916	54,000	0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	50,160	0.1

333,332	5/05	Hybrid Fuel Systems, Inc. Patented natural gas/diesel dual fuel technology	78,852	43,333	0.1
50,000	3/05	KP Renewables (Kwikpower International plc) (5) Renewable energy	94,500	42,000	0.1
29,999	7/04	INyX, Inc. Aerosol drug delivery	19,813	41,399	0.1
413,482	5/05	Preservation Sciences Inc. Metal and concrete coatings	—	30,184	0.1
675,032	6/03	E Med Future, Inc. Needle destruction device	357,767	26,326	0.1
750,000	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	22,500	0.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	223,984	20,998	0.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	18,200	0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	16,286	0.1
176,250	4/05	Maelor PLC (5) Products for niche healthcare applications	24,147	16,039	0.1
1,533,333	5/05	Advanced Refractive Technologies, Inc. (formerly Visijet, Inc.) Ophthalmic technologies	81,996	15,333	0.1
480,000	4/05	Websky Inc. Broadband wireless	—	12,000	0.1
61,224	3/04	eFoodSafety.com Inc. Safety of fruit, vegetables, poultry, beef and seafood	20,863	9,796	0.1
67,904	12/03	Magic Media Networks, Inc. Digital display monitor networks	7,831	6,722	<.1
36,923	9/04	Material Technologies, Inc. Metal fatigue detection	78,672	4,800	<.1
295,500	7/04	Veridium Corp. Environmental services business	69,032	3,546	<.1
14,796	1/04	GeneThera, Inc. Molecular biotechnology products	36,014	1,065	<.1

		Total Investments in Non-Affiliates	$12,482,927	$9,805,423	22.1%

		Affiliate Investments (2)

13,240,000	8/05	Industrial Biotechnology Corp. Manufactures and markets flavors and fragrances	$2,170,068	$5,693,200	12.8%
2,915,489	6/05	Trio Industries Group, Inc. Protective powder coating	3,997,210	4,985,486	11.2
9,900,717	4/05	Fuel FX International, Inc. (privately held) Reductional environmental emissions	1,980,142	1,980,143	4.5
3,123,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,685,189	874,637	2.0
484,782,608	9/05	INSEQ Corp. Waste minimization	2,434,783	727,174	1.6
6,343,573	4/04	HydroFlo, Inc. (8) Business development company	854,602	596,296	1.4
7,647,561	4/04	Manakoa Services Company Compliance analysis and monitoring	2,258,837	504,739	1.1
960,779	6/99	Clean Water Technologies, Inc. Environmental services	568,006	92,235	0.2
480,000	8/04	TenthGate, Inc. (privately held) Healthcare related products and services	—	3,840	<.1

4,221,165	4/01	Stealth Media Labs, Inc. Software products	1,708,000	—	0.0

100,000	8/04	Myrmidon Biomaterials, Inc.,( privately held) Biomaterial tendon replacement	—	—	0.0

		Total Investments in Affiliates	$17,656,837	$15,457,750	34.8%

		Control Investment (3)

1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	2,126,573	1,888,396	4.2

		Total Investment in Control Investment	$2,126,573	$1,888,396	4.2%

		U.S. Treasuries and Certificates of Deposit (4)
Par Value

		U.S. Treasuries
1,000,000	11/05	United States Treasury, maturity 1/19/06, interest rate @ 3.712%	998,250	998,250	2.3
1,000,000	11/05	United States Treasury, maturity 2/23/06, interest rate @ 3.841%	994,600	994,600	2.2
1,000,000	11/05	United States Treasury, maturity 4/20/06, interest rate @ 4.068%	988,010	988,010	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.747%	984,330	984,330	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.759%	984,330	984,330	2.2
4,000,000	11/05	United States Treasury, maturity 8/15/06, interest rate @ 4.234%	3,894,200	3,894,200	8.8
1,000,000	11/05	United States Treasury, maturity 3/23/06, interest rate @ 3.923%	991,340	991,340	2.2

		Total U.S. Treasuries	$9,835,060	$9,835,060	22.1%

100,000	8/05	Community Cent Bank CD, maturity 2/17/06, interest rate @ 3.15%	99,831	99,831	0.3
100,000	8/05	Acacia Fed Savgs Bank CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Banco Popular CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Western Bank CD, maturity 2/24/06, interest rate @ 3.2%	99,810	99,810	0.3
100,000	8/05	First Fed Sav Bank CD, maturity 3/8/06, interest rate @ 3.5%	99,820	99,820	0.3
100,000	8/05	Merchants & Fmrs Bank CD, maturity 2/28/06, interest rate @ 3.15%	99,788	99,788	0.2
100,000	8/05	Franklin Bank CD, maturity 3/2/06, interest rate @ 3.15%	99,795	99,795	0.2
100,000	8/05	Sky Bank CD, maturity 3/3/06, interest rate @ 3.25%	99,791	99,791	0.2
100,000	8/05	Indymac Bank CD, maturity 3/9/06, interest rate @ 3.25%	99,768	99,768	0.2
100,000	8/05	Oriental Bank CD, maturity 3/9/06, interest rate @ 3.3%	99,777	99,777	0.2
100,000	8/05	Park Cities Bank CD, maturity 3/10/06, interest rate @ 3.25%	99,784	99,784	0.2
100,000	8/05	Wright Express Finl Serv CD, maturity 3/15/06, interest rate @ 3.5%	99,798	99,798	0.2

100,000	8/05	First Bank CD, maturity 3/15/06, interest rate @ 3.6%	99,791	99,791	0.2
100,000	8/05	Baylake Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,527	99,527	0.2
71,000	9/05	Capital Crossing Bank CD, maturity 6/28/06, interest rate @ 3.8%	70,700	70,700	0.1
100,000	9/05	New Frontier Bank CD, maturity 6/28/06, interest rate @ 3.8%	99,577	99,577	0.2
100,000	8/05	Doral Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,507	99,507	0.2
100,000	9/05	UnionBank CD, maturity 6/30/06, interest rate @ 3.9%	99,619	99,619	0.2

		Total Certificates of Deposit	$1,766,297	$1,766,297	4.0%

		Total Investments in U.S. Treasuries and CDs	$11,601,357	$11,601,357	26.1%

		TOTAL INVESTMENTS	$43,867,694	$38,752,926	87.2%

		Cash and other assets, less liabilities		5,688,192	12.8%

		Net assets at December 31, 2005		$44,441,118	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets.

•	The above investments, with the exception of the U.S. Treasuries, certificates of deposits and UTEK Real Estate Holdings, Inc. (see (3) below), are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

•	As of December 31, 2005, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc., Israel Technology Acquisition Corp. and Fortress America Acquisition Corp. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	Upon approval by the Board of Directors, management made the decision in the quarter ended September 30, 2005 to sell some of the investments that the Company had carried on its financial statements with a zero value for several quarters. Management determined that maintaining these investments was costly and the likelihood of future value was minimal. The following assets were removed from the schedule of investments as a result of this transaction: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corp., Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corp. and Xeminex, Ltd.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds three investments: Rosbon LLC, ABM of Tampa Bay, Inc. and Ybor City Group, Inc. UREHI holds 150 equity interests of the total equity interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three-month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.

(6)	Investment consists of a £1.25 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.

(7)	Non-registered investment company.

(8)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Information as of June 30, 2006 and 2005 and for each of the three and six month periods then ended is unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of June 30, 2006 and 2005 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2005. Operating results for the three or six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

The Company

UTEK is a market-driven technology transfer business that assists companies in identifying and acquiring technologies. Technology transfer refers to the process by which new technologies, developed in universities, medical research centers, government research facilities, or similar research settings, are licensed to companies for commercial development and use. UTEK’s goal is to provide companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

Strategic Alliance Agreements

Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of new technology primarily from universities, medical centers and federal research laboratories. We normally receive unregistered shares of common stock from companies as payment for the services we render under our strategic alliance consulting engagements. Whenever appropriate we will seek to receive cash payments as compensation for our services. All of our technology transfer transactions are generally completed pursuant to our strategic alliance agreements with companies.

Technology Transfers

To effectuate a technology transfer, we will typically create a newly formed company to acquire a new technology from a university, medical center or federal research laboratory and then exchange the securities of such newly formed company for securities in the company that acquires such newly formed company and the technology held by such newly formed company. We call this unique technology transfer process U2B®. A benefit of effectuating technology transfers through our U2B® process is that such transactions do not result in a taxable event for us for income tax purposes. We have not acquired, and do not currently intend to acquire, a new technology from a university, medical center and federal research laboratory in connection with our U2B® process without the agreement of a company to immediately acquire such new technology from us. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will be sold for cash or other assets in the course of our business to permit us to acquire additional technologies and to fund our operations. We seek to sell such newly formed companies to publicly traded companies whenever possible, as this provides us with the potential for added liquidity.

We may also enter into technology transfers pursuant to which we receive cash in exchange for new technologies.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company’s investment objective is to increase its net assets by effectuating technology transfers with companies pursuant to which the Company receives the securities of, or cash from, such companies in exchange for new technologies.

Principles of Consolidation

UTEK Corporation commenced operations in 1997 in the business of technology transfer originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries: UTEK-Europe, Ltd. (Europe), UTEKip Ltd. (Israel) and UTEK-EKMS, Inc. All intercompany transactions and balances are eliminated in consolidation.

These operating subsidiaries provide comprehensive technology transfer related services to the Company and its portfolio companies. Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 balances to conform to the 2006 financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Increase in Net Assets From Operations Per Share (EPS)

Basic EPS is calculated based upon the weighted average number of shares outstanding during the period, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each period such as common stock options and warrants. Diluted EPS for the three months ended June 30, 2006 and 2005 includes 125,439 and -0- potentially dilutive equivalent shares, respectively. Diluted EPS for the six months ended June 30, 2006 and 2005 includes 96,095 and -0- potentially dilutive equivalent shares, respectively. Options to purchase 30,000 and 489,017 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2006 and 2005, respectively, because the effect of such options would be anti-dilutive. Options to purchase 122,500 and 609,017 shares of common stock were not included in the computation of diluted EPS for the six months ended June 30, 2006 and 2005, respectively, because the effect of such options would be anti-dilutive.

Goodwill Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company decided during the six months ended June 30, 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. These changes were other-than-temporary; therefore management determined there was impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for UTEKip in the first quarter. This resulted in a write-down of approximately $235,000, $147,000 after tax, which is included as general and administrative expenses in the statement of operations for the six months ended June 30, 2006.

2. Stock Compensation

The Company had two stock-based equity compensation plans at June 30, 2006. See Note 7 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the six months ended June 30, 2006, we granted 64,000 options to purchase shares of common stock with a weighted average grant date fair value of $15.83 per option. At June 30, 2006, the Company had 689,494 shares available for future stock option grants under existing plans.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R), we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard and there is no cumulative effect.

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share were approximately $141,000, $88,000, $0.01, and $0.01 lower, respectively, for the three month period ended June 30, 2006 and $222,000, $138,000, $0.02, and $0.02 lower, respectively, for the six month period ended June 30, 2006, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The impact on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the six month period ended June 30, 2005 would be immaterial.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using weighted average assumptions as noted in the following table. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the Company’s historical dividend yield.

	2006	2005
Expected dividend yield	0-0.14%	0%
Expected volatility	53.99%	28.88%
Risk-free interest rate	4.35-5.21%	3.82-4.04%
Expected life of options	3.67 years	3.5 years
Grant date fair value	$5.96-$8.37	$3.75-$4.16

Net cash proceeds from the exercise of stock options were approximately $276,000 for the six months ended June 30, 2006. At June 30, 2006, there was $586,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.6 years.

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options Outstanding - January 1, 2006	504,767	$11.16

Granted	64,000	15.83
Exercised	(37,500)	7.36
Forfeited	(7,511)	14.42

Options Outstanding – June 30, 2006	523,756	$11.95	3.00 years

Outstanding Exercisable – June 30, 2006	339,020	$10.68	2.43 years

At June 30, 2006, the aggregate intrinsic value of options outstanding was $4,241,000 and the aggregate intrinsic value of options exercisable was $3,177,000. Total intrinsic value of options exercised was $220,000 for the six months ended June 30, 2006. The total fair value of options vested during the six months ended June 30, 2006 was $268,000.

The following table represents our nonvested stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2006	180,747	$4.06
Granted	64,000	7.09
Vested	(56,000)	4.78
Forfeited	(4,011)	3.97

Nonvested Options – June 30, 2006	184,736	$4.90

3. Investments

The Company invests in portfolio companies that its management believes are positioned to benefit from the acquisition of new technology. Usually we execute our investments in portfolio companies through our U2B® technology transfer process.

Strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the client company or cash. These agreements may be terminated typically with 30 days notice by either party.

At June 30, 2006 and December 31, 2005, approximately 86% and 59% of our net assets, respectively, represented investments recorded at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

The 1940 Act prohibits the Company from acquiring (i) more than 3% of the total outstanding shares of another investment company; (ii) shares of another investment company having an aggregate value in excess of 5% of the value of the Company’s total assets; or (iii) shares of another registered investment company and all other investment companies having an aggregate value in excess of 10% of the value of the Company’s total assets. Subsequent to the Company’s acquisition of shares of common stock in HydroFlo, Inc., the Company became aware that HydroFlo, Inc. was a closed-end management investment company that had elected to be treated as a BDC under the 1940. Because the Company’s ownership of HydroFlo, Inc. exceeded certain of the limits set forth above, the Company made a gift of 5,100,000 shares of HydroFlo, Inc.’s common stock to certain nonprofit organizations during the six months ended June 30, 2006. The fair market value of such shares immediately prior to such gift was approximately $663,000. As a result, the Company recorded an expense in the amount of $663,000, which is included in general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company also elected to abandon its right, title and interest in and to 400,000 shares of common stock of HydroFlo, Inc. because HydroFlo, Inc. may have issued such shares in violation of the 1940 Act. Such shares were originally issued by HydroFlo, Inc. to the Company pursuant to a strategic alliance agreement. Such action resulted in the Company’s recognition of a $7,000 capital loss, net of income tax, during the six months ended June 30, 2006.

The Company typically invests its excess cash in U.S. Treasuries and certificates of deposit, which normally have three month to one year maturities.

Strategic Alliances:

During the six months ended June 30, 2006, we entered into twenty-three strategic alliance agreements. The fair value of the Company’s assets increased by $1.6 million at June 30, 2006 as a result of these agreements. The income recognized from all strategic alliance agreements for the three and six months ended June 30, 2006 was approximately $472,000 and $858,000, respectively. At June 30, 2006, the Company had thirty-six active strategic alliance clients.

During the six months ended June 30, 2005, we entered into twenty-one strategic alliance agreements. The fair value of the Company’s assets increased by $1.0 million at June 30, 2005 as a result of these agreements. The income recognized from all strategic alliance agreements for the three and six months ended June 30, 2005 was approximately $304,000 and $595,000, respectively. At June 30, 2005 the Company had twenty-five active strategic alliance clients.

Technology Transfers:

All of our technology transfers are generally completed according to our strategic alliance service agreements with our clients.

During the six months ended June 30, 2006, we completed the following sixteen technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration –Unregistered Shares	Price per Share(1)
January 20	Fuel FX International, Inc.	Emissions-Detection Technologies, Inc.	100,000(2)	21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360	1.210
January 30	Websky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000	0.027
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	1,805,000	1.350
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000	0.0367
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	97,000(3)	45.254
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	1,566,089	2.090
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	100,000(4)	19.960
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	48,614,797(5)
May 1	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	3,865,979	0.720
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	(6)
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	(7)
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	1,470,987	1.770
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	(8)
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	136,838	6.400
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	24,148,765	0.104

During the six months ended June 30, 2005, we completed the following four technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration –Unregistered Shares	Price per Share(1)
January 10	Xethanol Corp.	Superior Separation Technologies, Inc.	250,000	$2.500
February 22	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	822,845	0.730
March 31	Swiss Medica, Inc.	Anti Depression Biohealth Solutions, Inc.	1,862,069(9)	0.190
June 30	Manakoa Services Corporation	Vigilant Network Technologies, Inc.	15,365,854	0.280

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred B shares convertible into common shares based on a value of $2.1 million.
(3)	Preferred C shares convertible into common shares based on a value of $2.8 million.
(4)	Preferred D shares convertible into common shares based on a value of $2.0 million.
(5)	The Company also received 95,000 Preferred A shares convertible into common shares based on a value of $2.5 million.
(6)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.4 million common shares underlying the convertible debenture.
(7)	Consideration consisted of a £1.3 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.5 million common shares underlying the convertible debenture.
(8)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.3 million common shares underlying the convertible debenture.
(9)	The Company also received $96,637 in cash.

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

On March 30, 2006, the Company declared a dividend of $0.02 per share to stockholders of record as of April 28, 2006. The dividend was paid on May 19, 2006.

6. Acquisition

On March 30, 2006, the Company entered into an agreement and plan of acquisition with 22nd Street of Ybor City, Inc. to acquire all of its issued and outstanding shares of capital stock for an aggregate purchase price of $2 million. 22nd Street of Ybor City, Inc. is a real estate holding company that owns a commercial real estate property in Tampa, Florida. UTEK acquired 100% of the outstanding shares of 22nd Street of Ybor City, Inc. through the issuance of 82,919 shares of unregistered common stock with a market value of $1 million plus a cash payment of $1 million. The acquired business will be operated by UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies.

7. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes UTEKip, Ltd., and the United States segment includes UTEK Corporation and UTEK-EKMS, Inc.

A summary of revenues and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Total assets June 30, 2006	$865,002	$139,710	$86,034,934	$87,039,646
Total assets December 31, 2005 (1) (2)	1,251,491	432,453	47,322,016	49,005,960

	For the six months ended June 30, 2006
	United Kingdom	Israel (3)	United States	Total
Income from operations	$363,598	$80,796	$34,421,919	$34,866,313
Income (loss) before interest, other expense and income taxes	9,129	(397,906)	21,750,116	21,361,339
Depreciation and amortization	1,650	10,730	85,537	97,917

	For the six months ended June 30, 2005
	United Kingdom	Israel	United States (1)	Total
Income from operations (1) (2)	$384,310	$39,642	$4,657,374	$5,081,326
Income (loss) before interest, other expense and income taxes	(120,940)	(131,108)	633,978	381,930
Depreciation and amortization	12,863	8,250	35,362	56,475

	For the three months ended June 30, 2006
	United Kingdom	Israel	United States (1)	Total
Income from operations	$106,252	$43,901	$22,909,154	$23,059,307
Income (loss) before interest, other expense and income taxes	(98,203)	(55,276)	15,727,463	15,573,984
Depreciation and amortization	924	5,813	34,999	41,736

	For the three months ended June 30, 2005
	United Kingdom	Israel	United States	Total
Income from operations (1) (2)	$175,180	$32,081	$2,335,536	$2,542,797
Income (loss) before interest, other expense and income taxes	(54,466)	(76,520)	206,269	75,283
Depreciation and amortization	6,220	4,964	18,062	29,246

(1)	Our newly acquired website “Knowledge Express” was purchased by the Company on July 7, 2005; therefore, there is no related financial information included in the three and six month periods ended June 30, 2005. “Knowledge Express” is part of the Company’s information services division.
(2)	UTEKip, Ltd. was purchased in January 2005; therefore, there are only five months of financial information included in the financial statements for the six months ended June 30, 2005.
(3)	During the first quarter of 2006, the Company recorded goodwill impairment for UTEKip Ltd. of approximately $235,000, which is included in general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2006.

8. Related Party Transactions

Sam Reiber, the Company’s General Counsel and a director of the Company, is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $26,000 and $19,000 in compensation in the six months ended June 30, 2006 and 2005, respectively, for services performed for the Company and holds 6,100 shares of the Company’s common stock as of June 30, 2006.

During the six months ended June 30, 2006, the Company loaned funds for operations and real estate improvements of approximately $870,000 to Ybor City Group, Inc., a wholly owned subsidiary of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. In addition, the Company paid rent of approximately $19,000 to Ybor City Group, Inc. during the six months ended June 30, 2006.

9. Subsequent Events

Subsequent to June 30, 2006, we completed three technology transfers in which we received unregistered shares of stock in certain entities that acquired certain of our newly formed companies. The shares acquired by us in these transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The revenue associated with the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction.

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

General

We are a market-driven technology transfer business that assists companies in identifying and acquiring technologies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities or similar research settings, are licensed to companies for commercial development and use.

Income

We generate income in the form of securities and cash primarily in connection with our strategic alliance agreements and technology transfer transactions.

Strategic Alliance Agreements (Consulting and Other Services)

Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of new technology primarily from universities, medical centers and federal research laboratories. We normally receive unregistered shares of common stock from companies as payment for the services we render under our strategic alliance consulting engagements. Whenever appropriate we will seek to receive cash payments as compensation for our services. All of our technology transfer transactions are completed pursuant to our strategic alliance agreements with companies.

Technology Transfers (Sale of Technology Rights)

To effectuate a technology transfer, we will typically create a newly formed company to acquire a new technology from a university, medical center or federal research laboratory and then exchange the securities of such newly formed company for securities in the company that acquires such newly formed company and the technology held by such newly formed company. We call this unique technology transfer process U2B®. A benefit of effectuating technology transfers through our U2B® process is that such transactions do not result in a taxable event for us for income tax purposes. We will not acquire a new technology from a university, medical center and federal research laboratory in connection with our U2B® process without the agreement of a company to immediately acquire such new technology from us. It is our plan that shares of those privately owned and publicly traded companies received in those exchanges will be sold for cash or other assets in the course of our business to permit us to acquire additional technologies and to fund our operations. We seek to sell such newly formed companies to publicly traded companies whenever possible as this provides us with the potential for added liquidity.

We may also enter into technology transfers pursuant to which we receive cash in exchange for new technologies.

Expenses

Our expenses include costs associated with the acquisition of technology rights, salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. Acquisition of technology rights expenses may include license fees to acquire new technologies, pre-paid consulting fees with the inventor of the technologies, sponsored research fees with the university or research facility transferring the technologies and additional cash to further accelerate commercialization efforts. Sales and marketing costs include advertising, sales commissions, travel and other selling expenses. General and administrative costs include rent, depreciation, investor relations and other overhead costs.

Financial Condition

Our total assets were $87.0 million and our net assets were $71.4 million at June 30, 2006, compared to $49.0 million and $44.4 million at December 31, 2005, respectively. Net asset value per share was $8.03 at June 30, 2006 and $5.58 at December 31, 2005. Net assets increased by $27.0 million or 61% in the six months ended June 30, 2006.

The changes in total assets, net assets and net asset value per share during the six months ended June 30, 2006 were primarily attributable to:

•	The completion of 16 technology transfers valued at approximately $31.8 million;

•	The sale of certain of our investments for $6.1 million, including realized gains of $2.2 million (net of income tax);

•	The issuance of 816,330 shares of our common stock in a registered offering for approximately $9.0 million;

•	The use of approximately $10.0 million to fund operations;

•	An increase in our deferred tax liability of approximately $9.9 million;

•	The acquisition of 22nd Street of Ybor City, Inc. through the issuance of 82,919 shares of our common stock with a market value of $1.0 million and $1.0 million in cash; and

•	A net unrealized gain of $1.0 million (net of income tax) in the fair value of our investments.

Our common shares outstanding as of June 30, 2006 were 8,898,254 compared to 7,961,505 at December 31, 2005. The number of our outstanding common shares increased as a result of the issuance of common shares in connection with a registered offering, upon the exercise of stock options and in conjunction with the acquisition of 22nd Street of Ybor City, Inc.

Our financial condition is dependent on a number of factors including our ability to effectuate technology transfers and the performance of the equity investments that we receive in connection with these transfers. We have invested a substantial portion of our assets in development stage and start-up companies and thinly traded public companies. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no or a limited history of operations.

At June 30, 2006, $48.3 million or 63% of our investments consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets, $13.6 million or 18% of our investments consisted of equity securities at fair value in privately owned companies, and $14.7 million or 19% were in U.S. Treasuries or certificates of deposit.

At December 31, 2005, $22.9 million or 59% of our investments consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets, $4.3 million or 11% of our investments consisted of equity securities at fair value in privately owned companies, and $11.6 million or 30% were in U.S. Treasuries or certificates of deposit.

A summary of our investment portfolio is as follows:

	June 30, 2006	December 31, 2005
Investments, at cost	$79,975,491	$43,867,694
Unrealized depreciation, before income taxes	(3,385,313)	(5,114,768)

Investments, at value	$76,590,178	$38,752,926

The net increase in the value of investment securities from $38.8 million at December 31, 2005 to $76.6 million at June 30, 2006 is primarily due to the following events:

•	The completion of 16 technology transfers valued at approximately $31.8 million;

•	The donation of 5.1 million shares of HydroFlo, Inc. valued at $663,000 to four not-for-profit institutions;

•	A net realized gain of $2.2 million related to the sale of some of our shares in Circle Group Holdings, Inc., Swiss Medica, Inc., Xethanol Corp., Sequiam Corp., Genethera, Inc., Israel Technology Acquisition Corp, Fortress America Acquisition Corp., eFoodsafety.com, Inc. and Magic Media Networks, Inc.;

•	The acquisition of 22nd Street of Ybor City, Inc. valued at $2.0 million through the issuance of 82,919 shares of our common stock with a market value of $1.0 million and $1.0 million in cash; and;

•	Investment of approximately $10.6 million in U.S. Treasuries and certificates of deposit.

Our most significant portfolio investments at June 30, 2006 were in Trio Industries Group, Inc., Xethanol Corp., Industrial Biotechnology Corp., Fuel FX International, Inc., UTEK Real Estate Holdings, Inc., KP Renewables, Klegg Electronics, Inc. and Advanced Refractive Technologies, Inc. These eight investments total $51.3 million in fair value, representing 67% of our investments and 72% of net assets at June 30, 2006.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors.

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company or subsequent acquirer in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; (4) transfer additional technologies to enhance the portfolio company’s intellectual capital; or (5) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as “follow-on” investments. There can be no assurance that we will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extent in a portfolio company’s successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in our portfolio companies. However, there can be no assurance that we will have liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

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

Three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Income from operations. Income from operations (revenue) increased to $23.0 million for the three months ended June 30, 2006 from $2.5 million for the three months ended June 30, 2005. Approximately 96% and 71% of our income from operations was received in the form of equity securities for the three months ended June 30, 2006 and 2005, respectively. The increase in income from operations resulted from completing 10 technology transfers during the quarter ended June 30, 2006 with a greater average value than the 1 technology transfer completed during the quarter ended June 30, 2005. Additional revenue was generated by the consulting services of UTEK–Europe, Ltd., UTEK-EKMS, Inc., UTEKip, Ltd. and subscription income from the websites owned by UTEK, as well as $242,000 in investment income as a result of the increase in cash, U.S. Treasuries and certificates of deposit.

In the three months ended June 30, 2006, we completed 10 technology transfers, which generated $21.6 million and had acquisition of technology rights costs of $4.5 million, as compared to 1 technology transfer, which generated $1.5 million and had acquisition of technology rights costs of $655,000 for the three months ended June 30, 2005. The average revenue associated with technology transfers increased 44% from $2.2 million in 2006, as compared to $1.5 million in 2005. The increase in the Company’s technology transfers is primarily a result of an increase in the overall demand for the Company’s services. We are growing our customer base as a result of increased sales and marketing efforts and better recognition in the business community regarding the value and availability of our services.

Consulting fees and other services increased to $1.2 million in the three months ended June 30, 2006 from $932,000 in the three months ended June 30, 2005. In the three months ended June 30, 2006, the Company entered into 19 strategic alliance agreements, as compared to 16 agreements during the three months ended June 30, 2005. The increase in the Company’s strategic alliances is a result of its growing customer base. In the three months ended June 30, 2006, we rendered services in connection with strategic alliance agreements that generated $472,000 in revenue, as compared to strategic alliance agreements that generated $304,000 in revenue for the three months ended June 30, 2005. Other consulting income for the three months ended June 30, 2006 included income of $235,000 from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $507,000 for the three months ended June 30, 2005. UTEK Information Services comprised the balance of consulting fee income for 2006. Our newly acquired website “Knowledge Express”, part of the Company’s information services division, was purchased in July 2005; therefore, there is no related financial information included in the three months ended June 30, 2005.

Of the total consulting and other income received during the three months ended June 30, 2006, 41% was paid in the form of equity securities in companies and the balance was paid in cash. Of such income received during the three months ended June 30, 2005, 38% was paid in the form of equity securities and the balance was paid in cash.

In the absence of readily available market values, our Board of Directors determines the fair value of the securities we receive in connection with our technology transfers and strategic alliance agreements. In making its determination, the Board of Directors considers valuation appraisals provided by an independent valuation service provider.

Income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses. Total operating expenses for the three months ended June 30, 2006 were $7.5 million, consisting of acquisition of technology rights expenses of $4.5 million, salaries and wages of $899,000, professional fees of $302,000, sales and marketing expenses of $931,000 and general and administrative expenses of $831,000. These expenses compared to the $2.5 million reported for the three months ended June 30, 2005, consisting of acquisition of technology rights expenses of $655,000, salaries and wages of $582,000, professional fees of $160,000, sales and marketing expenses of $622,000 and general and administrative expenses of $478,000. The 200% increase in total operating expenses was due primarily to the increased costs of completing 9 additional technology transfers; increased commissions related to these 9 additional technology transfers and additional new strategic alliances; an increase in professional fees due to an increased number of investments; and increased operation costs and employees related to a newly acquired website, which due to the purchase date of July 1, 2005, were not included in the financial information for the three months ended June 30, 2005.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 54% increase in salaries and wages reflects increases in salary, the addition of employees relating to a newly acquired website, additional accounting personnel and a bonus in the amount of $100,000 to the chief executive officer. The 590% increase in acquisition of technology rights was due to completing 10 technology transfer transactions with an average cost of $452,000 in the three months ended June 30, 2006, as compared to 1 transaction with a cost of $655,000 for the three months ended June 30, 2005. The 50% increase in sales and marketing expenses was due to a significant increase in the commissions paid as a result of the increased number and value of technology transfers and paid on an increased number of strategic alliance agreements. The 89% increase in professional fees relates to an increase in legal and accounting fees related to recent registration statements filings and an increase in the number of valuations due to an increase in the number of portfolio companies.

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the quarters ended June 30, 2006 and 2005, respectively:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
04/03/2006	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	$555,000
04/04/2006	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
04/05/2006	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
05/01/2006	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	375,000
05/12/2006	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
05/12/2006	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
06/01/2006	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
06/12/2006	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
06/13/2006	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
06/20/2006	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	528,628

			$4,523,127

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
06/30/2005	Manakoa Services Corporation	Vigilant Network Technologies, Inc.	$655,122

Net Realized Gains (Losses) Net realized gains on investments, net of income tax effect, amounted to $1.8 million for the three months ended June 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Sequiam Corp.	85,000	$2,069
INYX, Inc.	29,999	29,733
Circle Group Holdings, Inc.	458,900	196,040
Israel Technology Acquisition Corp.	50,000	6,732
Israel Technology Acquisition Corp. -warrants	100,000	2,739
Fortress America Acquisition Corp.	40,000	18,971
Xethanol Corp.	273,410	1,583,771
eFoodsafety.com, Inc.	61,224	(3,380)
HydroFlo, Inc. (1)	400,000	(6,964)

Total		$1,829,711

(1)	The Company elected to abandon its right, title and interest in and to 400,000 shares common stock of HydroFlo, Inc. See note 3 to our consolidated financial statements elsewhere in the Form 10-Q.

Net realized gains on investments, net of income tax effect, amounted to $115,916 for the three months ended June 30, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	670,068	240,843
E Med Future, Inc.	220,334	(44,244)
Telkonet, Inc.	20,668	37,317
Magic Media Networks, Inc.	130,000	(15,861)
eFoodSafety.com, Inc.	61,224	(2,355)
Full Circle Registry, Inc.	200,000	(99,784)

Total		$115,916

On a quarterly basis, net realized gains and losses can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Changes in Unrealized Appreciation or Depreciation.

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At June 30, 2006 approximately 86% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized depreciation of investments, net of taxes, was $537,000 for the three months ended June 30, 2006, compared to net unrealized depreciation, net of taxes, of $887,000 for the three months ended June 30, 2005. The net unrealized gains (losses) consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the quarters ended June 30, 2006 and 2005. During the three months ended June 30, 2006, there was a significant decline in fair value of KP Renewables of approximately $1.1 million, Trio Industries Group, Inc. of approximately $2.2 million and UBA Technology Corp. of approximately $1.2 million. These declines were offset by significant gains in Fuel FX International, Inc. of approximately $1.9 million, Industrial Biotechnology Corp. of approximately $1.2 million and UTEK Real Estate Holdings, Inc. of approximately $821,000. The Company’s other investments experienced a total net increase in their fair value of approximately $100,000. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

On a quarterly basis, changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Income from operations. Income from operations (revenue) increased to $34.9 million for the six months ended June 30, 2006 from $5.1 million for the six months ended June 30, 2005. Approximately 94% and 72% of our income from operations was received in the form of equity securities for the six months ended June 30, 2006 and 2005, respectively. The increase in income from operations was a result of completing 16 technology transfers with a greater average value than the 4 transactions completed for the six months ended June 30, 2005; additional revenue generated by our newly acquired website of approximately $600,000, which due to the purchase date of July 1, 2005, was not included in the financial information for the six months ended June 30, 2005; and an increase in investment income of $313,000 as a result of the increase in cash and short term investments.

In the six months ended June 30, 2006, we completed 16 technology transfers, which generated $31.8 million and had acquisition of technology rights costs of $7.1 million, as compared to 4 technology transfers, which generated $3.2 million and had acquisition of technology rights costs of $1.2 million for the six months ended June 30, 2005. The average revenue associated with technology transfers increased 150% to $2.0 million in 2006, as compared to $795,000 in 2005. The increase in the Company’s technology transfers is primarily a result of an increase in the overall demand for the Company’s services. We are growing our customer base as a result of increased sales and marketing efforts and better recognition in the business community regarding the value and availability of our services.

Consulting fees and other services increased to $2.5 million in the six months ended June 30, 2006 from $1.7 million in the six months ended June 30, 2005. In the six months ended June 30, 2006, the Company entered into 23 strategic alliance agreements, as compared to 21 agreements during the six months ended June 30, 2005. The increase in the Company’s strategic alliances is a result of its growing customer base. In the six months ended June 30, 2006, we rendered services in connection with strategic alliance agreements that generated $858,000 in revenue, as compared to strategic alliance agreements that generated $595,000 in revenue for the six months ended June 30, 2005. Other consulting income for the six months ended June 30, 2006 included income of $803,000 from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $890,000 for the six months ended June 30, 2005. Our Information Services Division comprised the balance of consulting fee income for 2006. Our newly acquired website “Knowledge Express”, part of the Company’s information services division was purchased in July 2005; therefore, there is no related financial information included in the six months ended June 30, 2005.

Of the total consulting and other income received during the six months ended June 30, 2006, 35% was paid in the form of equity securities in companies and the balance was paid in cash. Of such income received during the six months ended June 30, 2005, 37% was paid in the form of equity securities and the balance was paid in cash.

Income from operations can vary substantially on a quarterly basis due to the small number and wide range of value of the transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results.

Expenses. Total operating expenses for the six months ended June 30, 2006 were $13.5 million, consisting of salaries and wages of $1.6 million, professional fees of $583,000, sales and marketing expenses of $1.7 million, acquisition of technology rights expenses of $7.1 and general and administrative expenses of $2.4 million. These expenses compared to the $4.8 million reported for the six months ended June 30, 2005, consisting of salaries and wages of $1.0 million, professional fees of $344,000, sales and marketing expenses of $1.1 million, acquisition of technology rights expenses of $1.2 million and general and administrative expenses of $1.0 million. The 184% increase in total operating expenses was due to an increased number of employees related to the expansion of the business; increased acquisition costs related to the completion of 12 additional technology transfers; increased commissions related to those 12 additional technology transfers; an increase in professional fees due to an increased number of investments; and increased operation costs and employees related to the newly acquired website of approximately $700,000, which due to the purchase date of July 1, 2005, were not included in the financial information for the six months ended June 30, 2005.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada. The 56% increase in salaries and wages reflects pay increases and an additional $397,000 in salaries from the addition of employees relating to our newly acquired website, additional accounting personnel and a bonus of $100,000 to our chief executive officer. The 483% increase in acquisition of technology rights expenses was due to completing 16 technology transfer transactions in the six months ended June 30, 2006, as compared to 4 transactions for the six months ended June 30, 2005. The 54% increase in sales and marketing expenses was due to increased commissions related to 16 sales of technology rights and additional travel, commissions and related costs due to the increased number of strategic alliances. The 70% increase in professional fees is largely due an increase in accounting and legal fees related to registration statement filings, as well as additional valuation costs as a result of the increased number of our portfolio companies. The 136% increase in general and administrative costs is largely due to the cost of royalties paid related to our newly acquired website, which due to the purchase date of July 1, 2005, was not included in the financial information for the six months ended June 30, 2005; a gift of 5.1 million common shares of HydroFlo, Inc. valued at $663,000; and the write-down of goodwill due to impairment in one of our subsidiaries totaling $235,000.

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfer transactions during the six months ended June 30, 2006 and 2005, respectively:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
01/20/2006	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	$300,000
01/27/2006	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
01/30/2006	WebSky, Inc.	Strategic Wireless Solutions, Inc	265,000
03/06/2006	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	534,000
03/15/2006	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	500,000
03/16/2006	Advanced Refractive Technologies, Inc.	Ocular Theraputics, Inc.	400,000
04/03/2006	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	555,000
04/04/2006	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
04/05/2006	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
05/01/2006	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	375,000
05/12/2006	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
05/12/2006	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
06/01/2006	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
06/12/2006	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
06/13/2006	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
06/20/2006	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	528,628

			$7,147,127

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
01/10/2005	Xethanol Corporation	Superior Separation Technologies, Inc.	$110,000
02/22/2005	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	265,000
03/31/2005	Swiss Medica, Inc.	Anti-Depression Biohealth Solutions, Inc.	196,673
06/30/2005	Manakoa Services Corporation	Vigilant Network Technologies, Inc.	655,122

			$1,226,795

Net Realized Gains (Losses) Net realized gains on investments, net of income tax effect, amounted to $2.2 million for the six months ended June 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Sequiam Corp.	645,000	$3,015
INYX, Inc.	29,999	29,733
Swiss Medica, Inc.	300,000	(3,661)
Circle Group Holdings, Inc.	973,508	395,271
Israel Technology Acquisition Corp.	50,000	6,732
Israel Technology Acquisition Corp. -warrants	100,000	2,739
Fortress America Acquisition Corp.	40,000	18,971
Xethanol Corp.	424,172	1,822,725
eFoodSafety.com, Inc.	61,224	(3,380)
HydroFlo, Inc. (1)	5,538,162	(38,162)
Genethera, Inc.	14,796	(21,583)
Magic Media Networks, Inc.	30,000	(103)

Total		$2,212,297

(1)	The Company elected to abandon its right, title and interest in and to 400,000 shares common stock of HydroFlo, Inc. See note 3 to our consolidated financial statements elsewhere in the Form 10-Q.

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

On a quarterly basis, net realized gains and losses can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Changes in Unrealized Appreciation or Depreciation.

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At June 30, 2006 approximately 86% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The net unrealized appreciation of investments, net of taxes, was $1.0 million for the six months ended June 30, 2006, compared to net unrealized depreciation, net of taxes, of $4.0 million for the six months ended June 30, 2005. The net unrealized gains (losses) consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the quarters ended June 30, 2006 and 2005. During the six months ended June 30, 2006, there was a significant decline in fair value of KP Renewables of approximately $700,000, Trio Industries Group, Inc. of approximately $700,000 and UBA Technology Corp. of approximately $1.2 million. These declines were offset by significant gains in Xethanol Corporation of approximately $1.2 million and Fuel FX International, Inc. of approximately $1.9 million. The Company’s other investments experienced a total net increase in their fair value of approximately $500,000. The Company’s investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

On a quarterly basis, changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

Net assets increased 61% to $71.4 million at June 30, 2006 from $44.4 million at December 31, 2005. This increase was primarily attributable to the completion of a registered offering of shares of our common stock totaling $9.0 million, net of offering costs, and by our completion of 16 technology transfers valued at $31.8 million during the six months ended June 30, 2006.

Our primary source of liquidity and capital for the six months ended June 30, 2006 was from the completion of a registered direct placement of shares of our common stock which, net of offering costs, was $9 million, as well as $6.1 million in cash generated from the sale of shares in our portfolio companies.

During the six months ended June 30, 2006, we loaned to Ybor City Group, Inc., a wholly owned subsidiary of UTEK Real Estate Holdings, Inc., one of our portfolio companies, $870,000 for real estate improvements to our corporate offices located in Tampa, Florida. We also invested $1,000,000 in cash and issued 82,919 shares of our common stock with a market value of $1,000,000 for the acquisition of 22nd Street of Ybor City, Inc., which is also a wholly owned subsidiary of UTEK Real Estate Holdings, Inc.

Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances for equity securities rather than cash. In the six months ended June 30, 2006, 94% of our income from operations was paid in the form of equity securities compared to 72% of our income from operations for the six months ended June 30, 2005. Our goal is to monetize the equity stakes we receive in consideration for technology transfers and our consulting services.

At June 30, 2006, we had cash and cash equivalents of $5.7 million. We also had investments in U.S. Treasuries and certificates of deposit (CDs) of $14.7 million. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three month to one year maturities. These investments do not qualify as cash equivalents. We anticipate using our cash on hand to fund our technology transfer business for the remainder of 2006. We had no debt outstanding at June 30, 2006. On March 30, 2006, the Company declared a dividend of $0.02 per share to stockholders of record as of April 28, 2006. The dividend was paid on May 19, 2006.

Recent Developments

Subsequent to June 30, 2006, we completed 3 technology transfers in which we received unregistered shares of stock in certain entities that acquired certain of our newly formed company. The shares acquired by us in these transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The revenue associated with the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction.

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

Valuation Methodology

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Although the securities of many of our portfolio companies are quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin or illiquid market in the security.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of our portfolio investments. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

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

Strategic Alliance Agreements

Strategic alliance consulting services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the company or cash. These agreements are typically cancelable with 30 days notice.

Revenue from strategic alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. We record revenue based on the fair value of the consideration received.

Technology Transfers

We recognize revenue from the sale of technology rights upon the receipt of unregistered shares of stock of the entities acquiring our newly formed companies in exchange for the shares of our newly formed companies. The entities in which we receive stock then become our portfolio companies. We record revenue based on the fair value of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common stock of the portfolio company. Revenue is recognized upon consummation of the transaction.

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

Acquisition of Technology Rights

The expenses we incur in connection with our technology transfers are recorded as a separate line item expense in our statements of operations under the caption “acquisition of technology rights.”

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

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share were approximately $141,000, $88,000, $0.01 and $0.01 lower, respectively, for the three months ended June 30, 2006 and $222,000, $138,000 and $0.02 and $0.02 lower, respectively, for the six months ended June 30, 2006, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants.

The impact on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and six month periods ended June 30, 2005 would be immaterial. Prior periods were not restated to reflect the impact of adopting the new standard and there is no cumulative effect.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the Company’s historical dividend yield.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2005.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be included in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of June 30, 2006, the Company was not a party to any material pending legal proceedings.

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

At June 30, 2006 and December 31, 2005, investments amounting to $61.6 million or 86% of our net assets and $26.4 million or 59% of our net assets, respectively, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Because there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

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

At June 30, 2006, $61.6 million or 71% of our total assets consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange or other similar markets. In order for the securities of our portfolio companies to be eligible for continued listing on those markets or quotation systems, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these and other related requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange or any other market or quotation system.

We are subject to certain risks associated with our foreign operations and investments.

We have operations in the United Kingdom and Israel and make investments in foreign companies. As of June 30, 2006, approximately 2% of our assets were comprised of assets in foreign operations and investments in foreign companies.

Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	tax rates in certain foreign countries may exceed those in the U.S., and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;

•	exposure to risks associated with changes in foreign exchange rates;

•	difficulties in enforcing intellectual property rights;

•	difficulties associated with managing a large organization spread throughout various countries; and

•	required compliance with a variety of foreign laws and regulations.

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

Investing in our shares may involve an above average degree of risk.

The investments we make in accordance with our investment objective and strategies may result in a higher amount of risk than alternative investment options. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Our common stock may not continue to trade at a premium to our net asset value.

Our common stock continues to trade in excess of our net asset value. See “Financial Highlights For the Six Months Ended June 30, 2006 and 2005” contained in our consolidated financial statements included in this Form 10Q. There can be no assurance, however, that our common stock will continue to trade at a premium to our net asset value. The possibility that our common stock will trade at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether the shares offered hereby will trade at, above or below our net asset value.

We may issue shares of our common stock at a discount to the market price for such shares, which may put downward pressure on the market price for shares of our common stock.

In February 2006, we issued shares of our common stock at a discount to the market price for such shares in connection with a registered equity offering. The discount in such offering was approximately 15%. If we issue shares of our common stock at a discount to the market price for such shares, it may put downward pressure on the market price for shares of our common stock. Such downward pressure could in turn encourage short sales or similar trading with respect to shares of our common stock, which could in itself place further downward pressure on the market price for shares of our common stock.

One of our current stockholders has significant influence over our management and affairs.

Clifford M. Gross, Ph.D., our Chief Executive Officer and Chairman, beneficially owns approximately 22% of our common stock as of June 30, 2006. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in our company in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On June 23, 2006, we held our Annual Meeting of Stockholders. The following matters were submitted to the stockholders for consideration:

1.	To elect nine (9) of our directors of the Company who will serve for one (1) year, or until their successors are elected and qualified; and

2.	To ratify the selection of Pender Newkirk & Company LLP to serve as our registered independent public accounting firm for the Company for the year ending December 31, 2006.

The results of the shares voted with regard to each of these matters are as follows:

1.	Election of Directors

Director	For	Withheld
Clifford M. Gross, Ph.D.	6,603,914	6,643
Sam Reiber, J.D.	6,605,344	5,213
Kwabena Gyimah-Brempong, Ph.D.	6,590,669	19,888
Holly Callen Hamilton	6,604,894	5,663
Keith Witter, J.D.	6,605,314	5,243
Stuart Brooks, M.D.	6,591,144	19,413
John J. Micek, J.D.	6,605,494	5,063
Francis Maude	6,605,494	5,063
Arthur Chapnik	6,590,694	19,593

2.	Ratification of the selection of Pender Newkirk & Company LLP

For	Withheld	Abstain
6,604,064	4,663	1,830

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: August 4, 2006	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: August 4, 2006	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer