Form 10-Q
period 2006-09-30
UTEK CORP
filed 2006-11-06
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On November 1, 2006 there were 8,934,009 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2006 - $29,081,597; 2005 - $12,482,927)	$15,162,503	$9,805,423
Affiliate investments (cost: 2006 - $36,054,058; 2005 - $17,656,837)	30,066,816	15,457,750
Control investments (cost: 2006 - $11,524,605; 2005 - $2,126,573)	15,041,085	1,888,396
U.S. Treasuries and certificates of deposit (cost: 2006 - $10,537,328; 2005 - $11,601,357)	10,537,328	11,601,357

Total investments	70,807,732	38,752,926
Cash and cash equivalents	5,053,917	5,275,626
Accounts receivable, net of allowance for bad debt	296,501	746,207
Prepaid expenses and other assets	280,797	448,810
Fixed assets, net	597,077	311,103
Goodwill	2,995,760	3,128,139
Intangible assets, net	275,268	343,149

TOTAL ASSETS	80,307,052	49,005,960

LIABILITIES
Accrued expenses	425,004	367,763
Deferred revenue	2,405,242	1,606,242
Deferred tax liability	9,904,850	2,590,837

TOTAL LIABILITIES	12,735,096	4,564,842

NET ASSETS	$67,571,956	$44,441,118

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 8,930,384 shares issued and outstanding at September 30, 2006 and 7,961,505 shares issued and outstanding at December 31, 2005	$89,304	$79,616
Additional paid-in capital	51,380,598	40,347,663
Accumulated income:
Accumulated net operating income	27,359,723	10,134,057
Net realized loss on investments, net of tax	(1,145,357)	(2,968,399)
Net unrealized depreciation of investments, net of deferred tax	(10,222,355)	(3,138,939)
Foreign currency translation adjustment	110,043	(12,880)

Net assets	$67,571,956	$44,441,118

Net asset value per share	$7.57	$5.58

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Income from operations:
Sale of technology rights	$12,173,009	$9,286,961	$44,012,206	$12,466,301
Consulting and other services	1,275,790	1,010,452	3,822,114	2,745,145
Investment income, net	163,377	150,970	644,169	318,263

	13,612,176	10,448,383	48,478,489	15,529,709

Expenses:
Acquisition of technology rights	4,089,649	2,144,467	11,236,776	3,371,262
Salaries and wages	746,916	812,751	2,339,161	1,831,906
Professional fees	331,550	204,133	914,846	547,906
Sales and marketing	781,200	538,012	2,521,375	1,667,597
General and administrative	1,132,889	763,307	3,575,020	1,799,871

	7,082,204	4,462,670	20,587,178	9,218,542

Income before income taxes	6,529,972	5,985,713	27,891,311	6,311,167
Provision for income taxes	2,503,371	2,252,424	10,487,780	2,374,892

Net income from operations	4,026,601	3,733,289	17,403,531	3,936,275

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of ($234,851) and $1,099,905 for the three and nine months ended September 30, 2006, respectively, and ($2,766,652) and ($2,435,937) for the three and nine months ended September 30, 2005, respectively	(389,255)	(4,178,503)	1,823,042	(4,037,454)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of ($4,893,610) and ($4,273,672) for the three and nine months ended September 30, 2006, respectively, and $2,765,722 and $1,243,611 for the three and nine months ended September 30, 2005, respectively	(8,110,934)	6,108,475	(7,083,416)	2,061,229

Net increase (decrease) in net assets from operations	$(4,473,588)	$5,663,261	$12,143,157	$1,960,050

Net increase (decrease) in net assets from operations per share:
Basic	$(0.50)	$0.75	$1.39	$0.28
Diluted	$(0.50)	$0.74	$1.37	$0.28

Weighted average shares:
Basic	8,906,918	7,563,853	8,737,230	6,957,300
Diluted	8,906,918	7,685,283	8,869,276	7,104,371

Dividend declared per share:	—	—	$.02	—

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2006	2005
Operating Activities:
Net increase in net assets from operations	$12,143,157	$1,960,050
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments	11,357,088	(3,304,838)
Depreciation and amortization	161,379	100,177
Goodwill impairment - UTEKip, Ltd.	234,940	—
(Gain)/loss on sale of investments	(2,922,947)	6,473,482
Loss on disposal of fixed assets	38,965	—
Bad debt expense	60,755	—
Stock compensation	395,752	—
Deferred income taxes	7,314,013	1,182,576
Investment securities received in connection with the sale of technology rights	(44,012,206)	(12,368,870)
Consulting and other services rendered in exchange for investment securities	(1,501,538)	(1,207,201)
Changes in operating assets and liabilities:
Accounts receivable	428,692	93,433
Prepaid expenses and other assets	168,013	(7,796)
Deferred revenue	(4,321)	425,894
Accrued expenses	57,242	21,914

Net cash flows from operating activities	(16,081,016)	(6,631,179)

Investing Activities:
Acquisition of 22nd Street of Ybor City, Inc.	(1,000,000)	—
Acquisition of Knowledge Express (net cash acquired $26,423)	—	(1,473,577)
Net proceeds from sale (purchases) of short-term investments	1,064,029	(9,748,303)
Proceeds received on sale of equity investments	7,304,113	1,713,437
Purchases of investment securities	(685,365)	(545,800)
Purchases of fixed assets	(415,399)	(104,046)

Net cash flows from investing activities	6,267,378	(10,158,289)

Financing Activities:
Distributions to shareholders	(177,865)	—
Payments of bank debt	—	(23,516)
Net proceeds from issuance of common stock	8,955,182	15,794,705
Proceeds from exercise of stock options	691,689	1,239,550

Net cash flows from financing activities	9,469,006	17,010,739

Foreign currency translation adjustment	122,923	(12,546)

Increase/(decrease) in cash and cash equivalents	(221,709)	208,725
Cash and cash equivalents at beginning of year	5,275,626	3,785,873

Cash and cash equivalents at end of period	$5,053,917	$3,994,598

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

Supplemental Disclosures of Non-Cash Investing Activities
The Company purchased all of the capital stock of INTRA-DMS, Ltd. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$502,035
Consideration given		300,000

Liabilities assumed		$202,035

The Company issued 119,134 shares of common stock to purchase Ybor City Group, Inc.		$1,650,000

The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City, Inc.	$1,000,000

Investment securities received for unearned strategic alliance services	$2,265,117	$1,477,653

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30
	2006	2005
Changes in net assets from operations:
Net income from operations	$17,403,531	$3,936,275
Net realized gain (loss) on sale of investments, net of related income taxes	1,823,042	(4,037,454)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(7,083,416)	2,061,229

Net increase in net assets from operations	12,143,157	1,960,050

Distribution to Stockholders:
From net income from operations	(177,865)	—

Capital stock transactions:
Proceeds from issuance of common stock, net of offering costs of $1,044,860 and $2,036,042 for the nine months ended September 30, 2006 and 2005, respectively	8,955,182	15,794,705
Proceeds from the exercise of stock options	691,689	1,239,550
Stock compensation – options	395,752	—
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	1,000,000	—
Common stock issued in acquisition of Ybor City Group, Inc.	—	1,650,000
Common stock issued in acquisition of UTEKip, Ltd.	—	300,000

Net increase in net assets from stock transactions	11,042,623	18,984,255

Foreign currency translation adjustment	122,923	(121,677)

Net increase in net assets	23,130,838	20,822,628
Net assets at beginning of year	44,441,118	23,092,943

Net assets at end of period	$67,571,956	$43,915,571

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Nine Months Ended September 30
	2006	2005
PER SHARE INFORMATION
Net asset value, beginning of period	$5.58	$3.85
Net income from operations (1)	1.96	0.55
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, after taxes (2)	(1.20)	(1.48)
Foreign currency translation adjustment (1)	0.01	(0.02)
Net increase from stock transactions (1)	1.24	2.67
Distribution to shareholders from net income from operations	(0.02)	—

Net asset value, end of period	$7.57	$5.57

Per share market value, end of period	$20.03	$14.00

Investment return, based on market price at end of period	45%	(7)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$67,571,956	$43,915,571

Ratio of expenses to average net assets	37%	28%
Ratio of net income from operations to average net assets	31%	12%
Diluted weighted average number of shares outstanding during the period	8,869,276	7,104,371

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as the balancing figure from the other figures in the statement.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

September 30, 2006

(unaudited)

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
		Advanced Refractive Technologies, Inc.
		Opthalmic technologies
100,000	4/06	Preferred D Stock	$1,996,176	$1,111,082	1.6%
97,000	3/06	Preferred C Stock	2,066,063	2,137,787	3.2
97,000	12/05	Preferred B Stock	1,032,675	2,203,904	3.3
5,533,333	5/05	Common Stock	158,364	88,533	0.1
869,423	4/04	Xethanol Corporation (12) (15)	3,122,521	1,989,917	2.9
		Bioethanol and derivative products
		Advanced Medical Isotope Corporation (14)
		Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	1,803,417	1,829,938	2.7
600,000	5/06	Common Stock	63,000	51,000.01
		American Soil Technologies, Inc
		Fertilizer innovation
4,275,000	3/06	Preferred B Stock	1,571,691	1,624,500	2.4
342,857	9/05	Common Stock	75,996	61,714	0.1
984,360	8/05	Broadcast International, Inc.	1,223,592	1,063,109	1.6
		Telecommunications
16,131,142	5/06	Avalon Oil and Gas, Inc.	1,350,439	610,209	0.9
		Oil and gas producers
171,432	11/05	Shumate Industries, Inc.	78,852	157,717	0.2
		Energy field service applications
134,693	4/05	NutraCea International Corporation	55,224	153,550	0.2
		Rice bran research and development
60,000	12/05	Metamorphix Global (privately held) (15)	120,000	120,000	0.2
		Design and manufacture of countertops
40,000	7/06	Bacterin International (privately held)	120,000	120,000	0.2
		Bioactive coatings for medical devices
160,000	8/06	Pride Business Development Holdings, Inc.	73,500	78,400	0.1
		Manufacture of personal protective coating
1,635,000	3/04	Swiss Medica, Inc.	304,987	76,845	0.1
		Health bioscience products
960,000	7/06	aeroTelesis, Inc.	83,484	76,800	0.1
		Satellite and wireless bandwidth utilization
2,254,151	8/06	Magnitude Information Systems, Inc.	83,724	67,625	0.1
		Computer ergonomics
120,000	4/05	Rival Technologies, Inc.	82,104	62,400	0.1
		Diesel engine technologies
1,250,010	5/06	IVMD Ltd.	74,400	57,500	0.1
		Medical devices designs and testing
109,091	7/06	Turbine Truck Engines, Inc.	72,000	52,364	0.1
		Heavy-duty highway truck engines
1,481,484	6/06	Cyberlux Corporation	80,820	50,370	0.1
		LED lighting solutions
720,639	4/03	Intra-Asia Entertainment Corporation	1,607,494	45,400	0.1
		Digital television entertainment
4,838,710	8/06	Cargo Connection Logistics Holdings, Inc.	78,684	38,710	0.1
		World trade logistics
6,315,790	7/06	PracticeXpert, Inc.	73,464	37,895	0.1
		Operational efficiencies for medical practitioners

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
2,011,765	5/06	Rheologics, Inc. (12)	86,100	36,212	0.1
		Study of blood viscosity
720,000	5/06	U.S. Starcom, Inc.	68,724	36,720	0.1
		Communications services and products
18,228	12/05	Amazing Technologies Corporation	46,525	36,091	0.1
		Web services supplier and integrator
750,000	6/05	Modern Technology Corporation	82,152	21,000	<.1
		Technology development and acquisition company
1,411,765	7/06	MM2 Group, Inc.	56,004	19,765	<.1
		Financial consulting for nutraceuticals
232,211	5/05	Preservation Sciences, Inc.	—	19,274	<.1
		Metal and concrete coatings
54,857	5/05	XLER8, Inc. (Vitacube Systems, Inc).	84,852	19,200	<.1
		Specialty nutraceuticals
660,000	6/05	BP International, Inc.	78,852	18,480	<.1
		Shade structures
122,449	1/06	5 G Wireless Communications, Inc.	78,851	18,367	<.1
		Broadband wireless
387,097	6/06	Tradequest International, Inc.	76,092	17,806	<.1
		Provider of voice over internet protocol
		UBA Technology, Inc. (12)
		Software development
2,482,521	2/06	Common Stock	1,691,419	17,326	<.1
95,000	4/06	Convertible Preferred A	1,619,849	794,042	1.2
176,250	4/05	Maelor Plc (5)	24,147	16,744	<.1
		Products for niche healthcare applications
118,913	9/05	World Energy Solutions, Inc.	127,714	16,648	<.1
		Energy saving technologies
258,064	5/06	IPORUSSIA, Inc.	24,000	16,000	<.1
		Business advisory services provider
2,142,857	6/06	Universal Detection Technology	84,000	12,857	<.1
		Detection devices for bacterial spores
750,000	10/04	U.S. Wireless Online, Inc.	66,000	12,000	<.1
		Wireless broadband networks
269,230	8/06	Protocall Technologies, Inc.	11,577	11,577	<.1
		On-demand software and entertainment
141,033	4/04	Power3 Medical Products, Inc.	194,580	11,001	<.1
		Healthcare products
285,714	7/06	Inverted Paradigms Corporation	80,720	10,571	<.1
		Safety and security software
808,529	4/04	HydroFlo, Inc. (9)	125,861	10,511	<.1
		Business development company
666,668	9/05	Quest Minerals & Mining Corporation	69,044	8,667	<.1
		Coal and mineral mining
105,600	5/06	HumWare Media Corporation	14,236	3,379	<.1
		Media advertising
300,000	5/06	Mobile Ready Entertainment Corporation	66,084	3,300	<.1
		Aggregator of digital media, wireless, mobile devices
140,000	3/05	AdAl Group, Inc. (5)	72,912	2,940	<.1
		Aluminum extruded products manufacturer
50,925	7/06	Global General Technologies, Inc.	13,228	2,699	<.1
		Homeland security systems
85,714	9/05	New Life Scientific, Inc.	81,816	2,057	<.1
		Pharmaceutical biotechnologies
		KP Renewables Plc (Kwikpower International Plc) (5)
		Renewable energy

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
(6)	5/06	Convertible Debenture, due 5/10/07	4,433,404	—	<.1
(7)	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	<.1
50,000	3/05	Common Stock (8)	94,500	—	<.1
261,234	7/04	eLinear, Inc. (5)	190,763	—	<.1

		Telecommunication security provider
		Total Investments in Non-Affiliates	$29,081,597	$15,162,503	22.4%

		Affiliate Investments (2)
7,787,565	6/05	Trio Industries Group, Inc.	$12,389,405	$11,590,493	17.2%
		Protective powder coating
		Fuel FX International, Inc.
		Reductional environmental emissions
9,900,717	4/05	Common stock	1,980,142	4,950,359	7.3
100,000	1/06	Preferred Series B Stock	2,100,000	2,100,000	3.1
4,466,136	5/06	DME Interactive Holdings (11)	789,535	2,543,698	3.8
		Multi-media entertainment
23,421,327	3/06	Klegg Electronics, Inc.	2,470,894	1,776,661	2.6
		Manufacturer/distributor for retail electronic products
2,040,000	4/06	Cytodyn, Inc. (11)	3,640,772	1,591,200	2.4
		Development stage biotechnology company
33,730,000	4/05	WebSky Inc.	897,750	1,248,010	1.8
		Broadband wireless
16,037,500	7/06	Liberty Diversified Holdings, Inc.	1,245,258	958,650	1.4
		Printing and packaging
37,119,468	9/04	Material Technologies, Inc. (11)	1,839,969	927,987	1.4
		Metal fatigue detection
461,222,608	9/05	GS Energy Corporation (INSEQ Corp.)	2,434,783	784,078	1.2
		Waste minimization
8,512,064	4/04	Manakoa Services Company (14)	2,306,893	732,038	1.1
		Compliance analysis and monitoring
7,165,000	5/06	NetFabric Holdings (11)	608,694	673,150	1.0
		Information technology services
4,221,165	4/01	Stealth MediaLabs, Inc.	1,708,000	—	<.1
		Software products
3,023,703	3/04	Health Sciences Group, Inc.	1,601,963	190,492	0.3
		Nutraceutical and pharmaceutical products
1,280,000	8/04	TenthGate, Inc. (11)	40,000	—	<.1

		Healthcare related products and services
		Total Investments in Affiliates	$36,054,058	$30,066,816	44.5%

		Control Investments (3)
21,933,451	8/05	Industrial Biotechnology Corporation (13)	$6,351,998	$10,514,829	15.6%
		Manufactures and markets flavors and fragrances
1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held)	4,121,574	3,475,223	5.1
		Real estate development
(10)	1/06	Ybor City Group, Inc. (privately held)	1,051,033	1,051,033	1.6

		(Demand note, interest rate @ 5%)
		Total Investments in Control Investments	$11,524,605	$15,041,085	22.3%

		U.S. Treasuries and Certificates of Deposit (4)
Par Value		U.S. Treasuries:
2,000,000	8/06	United States Treasury, maturity 10/12/06, interest rate @ 4.920%	$1,997,000	$1,997,000	3.0%
2,000,000	5/06	United States Treasury, maturity 11/30/06, interest rate @ 4.962%	1,988,300	1,988,300	2.9

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
2,000,000	8/06	United States Treasury, maturity 1/18/07, interest rate @ 5.045%	1,970,480	1,970,480	2.9
1,000,000	5/06	United States Treasury, maturity 9/30/06, interest rate @ 4.952%	1,004,000	1,004,000	1.5
1,000,000	9/06	United States Treasury, maturity 12/21/06, interest rate @ 4.751%	989,300	989,300	1.5
1,000,000	5/06	United States Treasury, maturity 11/16/06, interest rate @ 4.85%	994,190	994,190	1.5
1,000,000	2/06	United States Treasury, maturity 11/15/06, interest rate @ 4.606%	994,170	994,170	1.5

		Total U.S. Treasuries	$9,937,440	$9,937,440	14.7%

		Certificates of Deposit:
100,000	8/06	Washington Mutual Bank CD, maturity 1/30/07, interest rate @ 5.00%	$100,000	$100,000	0.1%
100,000	2/06	Bridgeview Bank CD, maturity 11/28/06, interest rate @ 4.65%	99,888	99,888	0.1
100,000	2/06	Bank Fairfield Wash CD, maturity 11/17/06, interest rate @ 4.60%	100,000	100,000	0.1
100,000	2/06	First Finl Bank CD, maturity 11/24/06, interest rate @ 4.60%	100,000	100,000	0.1
100,000	2/06	Coastal Federal Bank, maturity 12/01/06, interest rate @ 4.65%	100,000	100,000	0.1
100,000	2/06	Bank Hapoalim CD, maturity 11/28/06, interest rate @ 4.75%	100,000	100,000	0.1

		Total Certificates of Deposit	$599,888	$599,888	0.9%

		Total Investments in U.S. Treasuries and CDs	$10,537,328	$10,537,328	15.6%

		TOTAL INVESTMENTS	$87,197,588	$70,807,732	104.6%

		Cash and other assets, less liabilities		(3,235,776)	(4.8)%

		Net assets at September 30, 2006		$67,571,956	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets.

•	The above investments, with the exception of the U.S. Treasuries and certificates of deposits, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements.)

•	As of September 30, 2006, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc. UREHI holds 150 equity interests of the total equity interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.
(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of a £3.67 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 7,200,000 common shares underlying the convertible debenture. As these shares are not currently trading, we have assigned a zero value to the debenture. See note (8) below for further discussion.
(7)	Investment consists of a £1.25 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture. See note (8) below for further discussion. The convertible debenture matured on September 30, 2006. We are currently seeking to negotiate an extension of the convertible debenture agreement. It is uncertain at this time whether or not we will extend the debenture, and what if any the future value of the debenture will be.
(8)	The Company’s valuation of KP Renewables Plc (“KPR”) was based on KPR’s September 21, 2006 announcement that KPR had requested a suspension of the trading of its securities on AIM as it arranges additional financing to fund working capital needs. As a result, KPR’s interim results for the six months ended June 30, 2006 will be delayed pending clarification of its financial position.
(9)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940. During the nine months ended September 30, 2006, the Company made a gift of 5.1 million shares of HydroFlo, Inc. common stock to certain not-for-profit institutions and abandoned its right, title and interest in and to 400,000 shares of HydroFlo, Inc.’s common stock (See note 3 to the consolidated financial statements).
(10)	Investment consists of a loan receivable.
(11)	During the period ended September 30, 2006, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).
(12)	During the period ended September 30, 2006, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(13)	During the period ended September 30, 2006, the Company reclassified this investment from Affiliate investments to Control investments based on the criteria in notes (2) and (3).
(14)	Advanced Medical Isotope Corporation and Manakoa Services Company are related parties through common management.
(15)	Xethanol Corporation and Metamorphix Global are related parties though common management.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2005

(unaudited)

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
1,200,275	4/04	Xethanol Corporation (9)	$3,463,007	$3,480,797	7.8%
		Bioethanol and derivative products
(6)	9/05	KP Renewables Plc (Kwikpower International Plc) (5)
		(Convertible Debenture, due 9/30/06)
		Renewable energy	1,884,920	1,666,666	3.7
973,508	1/02	Circle Group Holdings, Inc.	430,506	973,508	2.2
		Small business holding company
97,000	12/05	Advanced Refractive Technologies, Inc. (preferred stock)	1,114,671	964,075	2.1
		Opthalmic technologies
250,000	5/05	Harborlight Diversified Fund, LP (privately held) (7)	250,000	262,020	0.5
		Diversified mutual and hedge funds
50,000	7/05	Israel Technology Acquisition Corp. (5)	300,000	251,500	0.5
		Special purpose acquisition corp.
40,000	7/05	Fortress America Acquisition Corp.	240,000	240,800	0.5
		Special purpose acquisition corp.
359,182	4/05	NutraCea International Corporation	147,265	204,734	0.4
		Rice bran research and development
2,100,000	3/04	Swiss Medica, Inc.	381,268	191,100	0.4
		Health bioscience products
720,637	4/03	Intra-Asia Entertainment Corporation	1,607,494	136,921	0.3
		Digital television entertainment
645,000	3/03	Sequiam Corp.	185,726	135,450	0.3
		Authentication and biometrics technologies
60,000	12/05	Metamorphix Global (privately held) (9)	120,000	120,000	0.2
		Design and manufacture of countertops
800,000	9/05	Quest Minerals & Mining Corporation	81,228	104,000	0.2
		Coal and mineral mining
171,432	11/05	Shumate Industries, Inc.	78,852	94,288	0.2
		Energy field service applications
120,000	4/05	Rival Technologies, Inc.	82,104	76,800	0.2
		Diesel engine technologies
30,379	12/05	Amazing Technologies Corporation	77,544	76,555	0.2
		Web services supplier and integrator
261,234	7/04	eLinear, Inc. (5)	190,763	75,758	0.2
		Telecommunication security provider
750,000	10/04	U.S. Wireless Online, Inc.	66,000	75,000	0.2
		Wireless broadband networks
91,885	10/04	Pacific Biometrics, Inc.	59,356	74,427	0.2
		Specialty central laboratory services
31,413	9/05	World Energy Solutions, Inc.	71,256	57,172	0.1
		Energy saving technologies
342,857	9/05	American Soil Technologies, Inc.	75,996	54,857	0.1
		Fertilizer innovation
54,857	5/05	Vitacube Systems Holding, Inc.	84,852	54,308	0.1
		Specialty nutraceuticals
40,000	8/05	Broadcast International, Inc.	80,916	54,000	0.1
		Telecommunication
660,000	6/05	BP International, Inc.	78,852	50,160	0.1
		Shade structures
333,332	5/05	Hybrid Fuel Systems, Inc.	78,852	43,333	0.1
		Patented natural gas/diesel dual fuel technology

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
50,000	3/05	KP Renewables Plc (Kwikpower International Plc) (5)	94,500	42,000	0.1
		Renewable energy
29,999	7/04	INyX, Inc.	19,813	41,399	0.1
		Aerosol drug delivery
413,482	5/05	Preservation Sciences, Inc.	—	30,184	0.1
		Metal and concrete coatings
675,032	6/03	E Med Future, Inc.	357,767	26,326	0.1
		Needle destruction device
750,000	6/05	Modern Technology Corporation	82,152	22,500	0.1
		Technology development and acquisition company
221,033	4/04	Power3 Medical Products, Inc.	223,984	20,998	0.1
		Healthcare products
140,000	3/05	AdAl Group, Inc. (5)	72,912	18,200	0.1
		Aluminum extruded products manufacturer
85,714	9/05	New Life Scientific, Inc.	81,816	16,286	0.1
		Pharmaceutical biotechnologies
176,250	4/05	Maelor Plc (5)	24,147	16,039	0.1
		Products for niche healthcare applications
1,533,333	5/05	Advanced Refractive Technologies, Inc.	81,996	15,333	0.1
		(formerly Visijet, Inc.)
		Ophthalmic technologies
480,000	4/05	WebSky Inc.	—	12,000	0.1
		Broadband wireless
61,224	3/04	eFoodSafety.com Inc.	20,863	9,796	0.1
		Safety of fruit, vegetables, poultry, beef and seafood
67,904	12/03	Magic Media Networks, Inc.	7,831	6,722	<.1
		Digital display monitor networks
36,923	9/04	Material Technologies, Inc.	78,672	4,800	<.1
		Metal fatigue detection
295,500	7/04	Veridium Corp.	69,032	3,546	<.1
		Environmental services business
14,796	1/04	GeneThera, Inc.	36,014	1,065	<.1

		Molecular biotechnology products
		Total Investments in Non-Affiliates	$12,482,927	$9,805,423	22.1%

		Affiliate Investments (2)
13,240,000	8/05	Industrial Biotechnology Corporation	$2,170,068	$5,693,200	12.8%
		Manufactures and markets flavors and fragrances
2,915,489	6/05	Trio Industries Group, Inc.	3,997,210	4,985,486	11.2
		Protective powder coating
9,900,717	4/05	Fuel FX International, Inc. (privately held)	1,980,142	1,980,143	4.5
		Reductional environmental emissions
3,123,703	3/04	Health Sciences Group, Inc.	1,685,189	874,637	2.0
		Nutraceutical and pharmaceutical products
484,782,608	9/05	INSEQ Corp.	2,434,783	727,174	1.6
		Waste minimization
6,343,573	4/04	HydroFlo, Inc. (8)	854,602	596,296	1.4
		Business development company
7,647,561	4/04	Manakoa Services Company	2,258,837	504,739	1.1
		Compliance analysis and monitoring
960,779	6/99	Clean Water Technologies, Inc.	568,006	92,235	0.2
		Environmental services
480,000	8/04	TenthGate, Inc.	—	3,840	<.1
		Healthcare related products and services

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
4,221,165	4/01	Stealth MediaLabs, Inc.	1,708,000	—	0.0
		Software products
100,000	8/04	Myrmidon Biomaterials, Inc.,( privately held)	—	—	0.0
		Biomaterial tendon replacement

		Total Investments in Affiliates	$17,656,837	$15,457,750	34.8%

		Control Investment (3)
1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held)	$2,126,573	$1,888,396	4.2%

		Real estate development
		Total Investment in Control Investment	$2,126,573	$1,888,396	4.2%

		U.S. Treasuries and Certificates of Deposit (4)
Par Value
		U.S. Treasuries
1,000,000	11/05	United States Treasury, maturity 1/19/06, interest rate @ 3.712%	$998,250	$998,250	2.3%
1,000,000	11/05	United States Treasury, maturity 2/23/06, interest rate @ 3.841%	994,600	994,600	2.2
1,000,000	11/05	United States Treasury, maturity 4/20/06, interest rate @ 4.068%	988,010	988,010	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.747%	984,330	984,330	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.759%	984,330	984,330	2.2
4,000,000	11/05	United States Treasury, maturity 8/15/06, interest rate @ 4.234%	3,894,200	3,894,200	8.8
1,000,000	11/05	United States Treasury, maturity 3/23/06, interest rate @ 3.923%	991,340	991,340	2.2

		Total U.S. Treasuries	$9,835,060	$9,835,060	22.1%

100,000	8/05	Community Cent Bank CD, maturity 2/17/06, interest rate @ 3.15%	$99,831	$99,831	0.3%
100,000	8/05	Acacia Fed Savgs Bank CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Banco Popular CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Western Bank CD, maturity 2/24/06, interest rate @ 3.2%	99,810	99,810	0.3
100,000	8/05	First Fed Sav Bank CD, maturity 3/8/06, interest rate @ 3.5%	99,820	99,820	0.3
100,000	8/05	Merchants & Fmrs Bank CD, maturity 2/28/06, interest rate @ 3.15%	99,788	99,788	0.2
100,000	8/05	Franklin Bank CD, maturity 3/2/06, interest rate @ 3.15%	99,795	99,795	0.2
100,000	8/05	Sky Bank CD, maturity 3/3/06, interest rate @ 3.25%	99,791	99,791	0.2
100,000	8/05	Indymac Bank CD, maturity 3/9/06, interest rate @ 3.25%	99,768	99,768	0.2
100,000	8/05	Oriental Bank CD, maturity 3/9/06, interest rate @ 3.3%	99,777	99,777	0.2
100,000	8/05	Park Cities Bank CD, maturity 3/10/06, interest rate @ 3.25%	99,784	99,784	0.2

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
100,000	8/05	Wright Express Finl Serv CD, maturity 3/15/06, interest rate @ 3.5%	99,798	99,798	0.2
100,000	8/05	First Bank CD, maturity 3/15/06, interest rate @ 3.6%	99,791	99,791	0.2
100,000	8/05	Baylake Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,527	99,527	0.2
71,000	9/05	Capital Crossing Bank CD, maturity 6/28/06, interest rate @ 3.8%	70,700	70,700	0.1
100,000	9/05	New Frontier Bank CD, maturity 6/28/06, interest rate @ 3.8%	99,577	99,577	0.2
100,000	8/05	Doral Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,507	99,507	0.2
100,000	9/05	UnionBank CD, maturity 6/30/06, interest rate @ 3.9%	99,619	99,619	0.2

		Total Certificates of Deposit	$1,766,297	$1,766,297	4.0%

		Total Investments in U.S. Treasuries and CDs	$11,601,357	$11,601,357	26.1%

		TOTAL INVESTMENTS	$43,867,694	$38,752,926	87.2%

		Cash and other assets, less liabilities		5,688,192	12.8%

		Net assets at December 31, 2005		$44,441,118	100.0%

Notes to Schedule of Investments:

•	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets.

•	The above investments, with the exception of the U.S. Treasuries and certificates of deposits, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider.

•	As of December 31, 2005, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc., Israel Technology Acquisition Corp. and Fortress America Acquisition Corp. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

•	Upon approval by the Board of Directors, management made the decision in the quarter ended September 30, 2005 to sell some of the investments that the Company had carried on its financial statements with a zero value for several quarters. Management determined that maintaining these investments was costly and the likelihood of future value was minimal. The following assets were removed from the schedule of investments as a result of this transaction: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corp., Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corp. and Xeminex, Ltd.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds three investments: Rosbon LLC, ABM of Tampa Bay, Inc. and Ybor City Group, Inc. UREHI holds 150 equity interests of the total equity interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three-month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of a £1.25 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.
(7)	Non-registered investment company.
(8)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940.
(9)	Xethanol Corporation and Metamorphix Global are related parties through common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2006 and 2005

(unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of September 30, 2006 and 2005 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2005. Operating results for the three or nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

UTEK Corporation commenced operations in 1997 in the business of technology transfer originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries: UTEK-Europe, Ltd. (Europe) and

UTEKip Ltd. (Israel). The UTEK-EKMS, Inc. legal entity was dissolved during the three months ended September 30, 2006 and is now operating as a division of UTEK Corporation. All intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimate relates to the fair value of the investments. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements. The adoption of SAB No. 108 is not expected to materially impact the consolidated financial statements.

Net Increase in Net Assets from Operations per Share (EPS)

Basic EPS is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares consist of outstanding stock options.

Components of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Weighted average outstanding shares of common stock	8,906,918	7,563,853	8,737,230	6,957,300
Dilutive effect of stock options	—	121,430	132,046	147,071

Common stock and common stock equivalents	8,906,918	7,685,283	8,869,276	7,104,371

Shares excluded from calculation of diluted EPS (1)	558,250	272,000	102,000	120,000

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. The shares excluded from the calculation for the three months ended September 30, 2006 would have been anti-dilutive because there was a net decrease in net assets from operations during the period.

Goodwill Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company decided during the first quarter of 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. These changes were other-than-temporary; therefore management determined there was an impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for UTEKip in the first quarter of 2006. This resulted in a write-down of approximately $235,000, $147,000 after tax, which is included as general and administrative expenses in the statement of operations for the nine months ended September 30, 2006.

2. Stock Compensation

The Company had two stock-based equity compensation plans at September 30, 2006. See Note 7 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the nine months ended September 30, 2006 and 2005, we granted 161,000 and 183,000 options to purchase shares of common stock with a weighted average grant date fair value of $8.70 and $4.22 per option, respectively. The weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $9.77 and $4.04, respectively. At September 30, 2006, the Company had 622,870 shares available for future stock option grants under existing plans.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

The following table illustrates the impact SFAS 123(R) has had on our net increase (decrease) in net assets from operations (net earnings (loss)) and related per share information for the three and nine months ended September 30, 2006 and the pro forma effects on our net increase in net assets from operations (net earnings) and related per share information (earnings per share) for the three and nine months ended September 30, 2005 had SFAS 123(R) been in effect in 2005.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net (loss) earnings, as reported	$(4,473,588)	$5,663,261	$12,143,157	$1,960,050
Earnings (loss) per share, as reported
Basic	$(0.50)	$0.75	$1.39	$0.28
Diluted	$(0.50)	$0.74	$1.37	$0.28
Compensation expense per SFAS 123, net of related tax effect*	157,937	—	373,315	—
Pro forma effects
Pro forma compensation expense per SFAS 123, net of related tax effect	—	106,146	—	167,302
Net (loss) earnings, pro forma	$(4,315,651)	$5,557,115	$12,516,472	$1,792,748
Earnings per share, pro forma
Basic	$(0.48)	$0.73	$1.43	$0.26
Diluted	$(0.48)	$0.72	$1.41	$0.25

*	Tax effect pertains only to certain non-qualified stock options.

Our results of operations include stock-based compensation for the three and nine months ended September 30, 2006 as follows:

	Three Months	Nine Months
Salaries and wages	$84,143	$194,641
Sales and marketing	46,847	141,490
General and administrative	43,208	59,622
Less: Tax effect of non-qualified options	(16,261)	(22,438)

	$157,937	$373,315

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the three and nine months ended September 24, 2006 were calculated as follows:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected life of options — calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2006 and 2005.

	2006	2005
Expected dividend yield	0-0.12%	0%
Expected volatility	53.99-59.57%	28.88%
Risk-free interest rate	4.35-5.21%	3.76-4.13%
Expected life of options	3.5-3.75 years	3.5-4.0 years
Grant date fair value	$5.96-$10.65	$3.68-$5.08

Net cash proceeds from the exercise of stock options were approximately $692,000 for the nine months ended September 30, 2006. At September 30, 2006, there was $1,186,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.6 years.

The following table represents stock option activity as of and for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2006	504,767	$11.16
Granted	161,000	19.03
Exercised	(69,630)	9.58		$500,000
Forfeited/expired/cancelled	(37,887)	13.64

Options Outstanding - September 30, 2006	558,250	$13.27	3.01 years	$3,907,000

Outstanding Exercisable - September 30, 2006	358,594	$10.89	2.27 years	$3,279,000

The total grant date fair value of options vested during the nine months ended September 30, 2006 and 2005 was $495,000 and $325,000, respectively.

The following table represents our nonvested stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2006	180,747	$4.06
Granted	161,000	8.70
Vested	(108,580)	4.55
Forfeited/expired/cancelled	(33,511)	4.87

Nonvested Options – September 30, 2006	199,656	$7.40

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

At September 30, 2006 and December 31, 2005, approximately 84% and 59% of our net assets, respectively, represented investments recorded at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

The 1940 Act prohibits the Company from acquiring (i) more than 3% of the total outstanding shares of another investment company; (ii) shares of another investment company having an aggregate value in excess of 5% of the value of the Company’s total assets; or (iii) shares of another registered investment company and all other investment companies having an aggregate value in excess of 10% of the value of the Company’s total assets. Subsequent to the Company’s acquisition of shares of common stock in HydroFlo, Inc., the Company became aware that HydroFlo, Inc. was a closed-end management investment company that had elected to be treated as a BDC under the 1940. Because the Company’s ownership of HydroFlo, Inc. exceeded certain of the limits set forth above, the Company made a gift of 5,100,000 shares of HydroFlo, Inc.’s common stock to certain nonprofit organizations during the nine months ended September 30, 2006. The fair market value of such shares immediately prior to such gift was approximately $663,000. As a result, the Company recorded an expense in the amount of $663,000, which is included in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company also elected to abandon its right, title and interest in and to 400,000 shares of common stock of HydroFlo, Inc. because HydroFlo, Inc. may have issued such shares in violation of the 1940 Act. Such shares were originally issued by HydroFlo, Inc. to the Company pursuant to a strategic alliance agreement. Such action resulted in the Company’s recognition of a $7,000 capital loss, net of income tax, during the nine months ended September 30, 2006.

The Company typically invests its excess cash in U.S. Treasuries and certificates of deposit which normally have three month to one year maturities.

Strategic Alliances:

During the nine months ended September 30, 2006, we entered into thirty-nine strategic alliance agreements. Of these, four were terminated during the nine months ended September 30, 2006 and eight were terminated subsequent to September 30, 2006. The fair value of the Company’s assets increased by $2.6 million for the nine months ended September 30, 2006 as a result of these agreements. The income recognized from all strategic alliance agreements for the three and nine months ended September 30, 2006 was approximately $644,000 and $1,501,000, respectively. At September 30, 2006, the Company had thirty-eight active strategic alliance clients.

During the nine months ended September 30, 2005, we entered into thirty-three strategic alliance agreements, of which, five were subsequently terminated in 2005 and two were terminated in 2006. The fair value of the Company’s assets increased by $1.6 million at September 30, 2005 as a result of these agreements. The income recognized from all strategic alliance agreements for the three and nine months ended September 30, 2005 was approximately $830,000 and $1,200,000, respectively. At September 30, 2005 the Company had thirty active strategic alliance clients.

Technology Transfers:

All of our technology transfers are generally completed according to our strategic alliance service agreements with our clients. During the nine months ended September 30, 2006, we completed the following twenty-four technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration –Unregistered Shares	Price per Share(1)
January 20	Fuel FX International, Inc.	Emissions-Detection Technologies, Inc.	100,000(2)	$21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360	1.210
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000	0.027
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	1,805,000	1.350
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000	0.0367
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	97,000 (3)	21.30
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	1,566,089	2.090
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	100,000(4)	19.960
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	48,614,797(5)	0.034
May 1	Industrial Biotechnology Corp.	Bio-Repellant Technologies, Inc.	3,865,979	0.720
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	(6)
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	(7)
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	1,470,987	1.770
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	(8)
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	136,838	6.400
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	24,148,765	0.104
July 12	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	15,437,500	0.082
July 14	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	4,426,136	0.170
July 18	Cytodyn, Inc.	Advanced Influenza Technologies, Inc.	2,000,000	1.780
August 11	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	7,125,000	0.083
August 18	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	35,749,213	0.047
August 29	Industrial Biotechnology Corp.	Advanced Pheromone Technologies, Inc.	4,642,857	0.290
September 12	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	15,437,500	0.076
September 22	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	95,000(9)	18.983

During the nine months ended September 30, 2005, we completed the following ten technology transfers:
Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration –Unregistered Shares	Price per Share(1)
January 10	Xethanol Corporation	Superior Separation Technologies, Inc.	250,000	$2.500
February 22	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	822,845	0.730
March 31	Swiss Medica, Inc.	Anti Depression Biohealth Solutions, Inc.	1,862,069(10)	0.190
June 30	Manakoa Services Corporation	Vigilant Network Technologies, Inc.	5,365,854	0.280
July 18	eLinear Corporation	Secure Voice Communications, Inc.	150,528	0.690
August 5	Industrial Biotechnology Corp.	Advanced Bioscience, Inc.	Preferred A 10,000,000	0.200
August 15	Xethanol Corporation	Xylose Technologies, Inc.	567,857	3.020
September 1	Fuel FX International Inc.	Emissions-Reduction Technologies, Inc.	5,715,000	0.200
September 15	INSEQ Corp.	Separation and Recovery Technologies, Inc.	434,782,608	0.0056
September 30	Kwikpower International Plc	Biodiesel Technologies, Inc.	(11)

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred B shares convertible into common shares based on a value of $2.1 million.
(3)	Preferred C shares convertible into common shares based on a value of $2.8 million.
(4)	Preferred D shares convertible into common shares based on a value of $2.0 million.
(5)	The Company also received 95,000 Preferred A shares convertible into common shares based on a value of $2.5 million.
(6)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.4 million common shares underlying the convertible debenture.
(7)	Consideration consisted of a £1.3 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.5 million common shares underlying the convertible debenture.
(8)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.3 million common shares underlying the convertible debenture.
(9)	5% Preferred A shares convertible into common shares based on a value of $3,182,500.
(10)	The Company also received $96,637 in cash.
(11)	Consideration consisted of a £1.25 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.

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

6. Acquisition

On March 30, 2006, the Company entered into an agreement and plan of acquisition with 22nd Street of Ybor City, Inc. to acquire all of its issued and outstanding shares of capital stock for an aggregate purchase price of $2.0 million. 22nd Street of Ybor City, Inc. is a real estate holding company that owns a commercial real estate property in Tampa, Florida. UTEK acquired 100% of the outstanding shares of 22nd Street of Ybor City, Inc. through the issuance of 82,919 shares of unregistered common stock with a market value of $1.0 million plus a cash payment of $1.0 million. The acquired business will be operated by UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies.

7. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes UTEKip, Ltd., and the United States segment includes UTEK Corporation and UTEK-EKMS, Inc.

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Total assets September 30, 2006	$786,011	$93,297	$79,427,744	$80,307,052
Total assets December 31, 2005	1,251,491	432,453	47,322,016	49,005,960

	For the three months ended September 30, 2006
	United Kingdom	Israel	United States	Total
Income from operations	$85,803	$30,957	$13,495,416	$13,612,176
Income (loss) before interest, other expense and income taxes	(85,386)	(71,691)	6,687,049	6,529,972
Depreciation and amortization	946	5,012	57,504	63,462

	For the three months ended September 30, 2005
	United Kingdom	Israel	United States	Total
Income from operations	$196,539	$56,593	$10,195,251	$10,448,383
Income (loss) before interest, other expense and income taxes	129	(82,676)	6,068,260	5,985,713
Depreciation and amortization	6,349	4,894	32,458	43,701

	For the nine months ended September 30, 2006
	United Kingdom	Israel	United States	Total
Income from operations (2)	$450,944	$111,753	$47,915,792	$48,478,489
Income (loss) before interest, other expense and income taxes	(38,401)	(469,597)	28,399,309	27,891,311
Depreciation and amortization	2,596	15,742	143,041	161,379

	For the nine months ended September 30, 2005
	United Kingdom	Israel	United States	Total
Income from operations (1)	$567,986	$96,235	$14,865,488	$15,529,709
Income (loss) before interest, other expense and income taxes	(120,811)	(213,784)	6,645,762	6,311,167
Depreciation and amortization	19,212	13,144	67,821	100,177

(1)	Our website “Knowledge Express” was purchased by the Company on July 7, 2005; therefore, the nine months ended September 30, 2005 only includes three months of related financial information. “Knowledge Express” is part of the Company’s United States segment.
(2)	During the first quarter of 2006, the Company recorded goodwill impairment for UTEKip Ltd. of approximately $235,000, which is included in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2006.

8. Related Party Transactions

Sam Reiber, our General Counsel and a member of our Board of Directors, is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $39,000 and $26,000 in compensation in the nine months ended September 30, 2006 and 2005, respectively, for services performed for us. Linsky & Reiber also holds 6,100 shares of our common stock as of September 30, 2006.

During the nine months ended September 30, 2006, we loaned funds for operations and real estate improvements of approximately $1,051,000 to Ybor City Group, Inc., a wholly owned subsidiary of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. In addition, we paid rent of approximately $74,000 to Ybor City Group, Inc. during the nine months ended September 30, 2006.

9. Subsequent Events

Subsequent to September 30, 2006, we completed two technology transfers in which we received unregistered shares of stock from companies that acquired our newly formed companies. The shares acquired by us in these transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The revenue associated with the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction. Additionally, eight strategic alliance agreements were terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Strategic Alliance Agreements (Consulting and Other Services)

Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of new technology primarily from universities, medical centers and federal research laboratories. We normally receive unregistered shares of common stock from companies as payment for the services we render under our strategic alliance consulting agreements. Whenever appropriate we will seek to receive cash payments as compensation for our services. All of our technology transfer transactions are generally completed pursuant to our strategic alliance agreements with companies.

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

Expenses

Our expenses include costs associated with the acquisition of technology rights, salaries and wages, professional fees, sales and marketing costs as well as general and administrative costs. Acquisition of technology rights expenses may include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. Sales and marketing costs include advertising, sales commissions, travel and other selling expenses. General and administrative costs include rent, depreciation, investor relations and other overhead costs.

Financial Condition

Our total assets were $80.3 million and our net assets were $67.6 million at September 30, 2006, compared to $49.0 million and $44.4 million at December 31, 2005, respectively. Net asset value per share was $7.57 at September 30, 2006 and $5.58 at December 31, 2005. Net assets increased by $23.1 million or 52% in the nine months ended September 30, 2006.

The changes in total assets, net assets and net asset value per share during the nine months ended September 30, 2006 were primarily attributable to:

•	The completion of 24 technology transfers valued at approximately $44.0 million;

•	The sale of certain of our investments for $7.3 million, including realized gains of $1.8 million (net of income tax);

•	The issuance of 816,330 shares of our common stock in a registered offering for approximately $9.0 million, net;

•	The use of approximately $16.1 million to fund operations;

•	An increase in our deferred tax liability of approximately $7.3 million;

•	The acquisition of 22nd Street of Ybor City, Inc. valued at $2.0 million through the issuance of 82,919 shares of our common stock with a market value of $1.0 million and $1.0 million in cash; and

•	A net unrealized loss of $7.1 million (net of income tax) in the fair value of our investments.

Our common shares outstanding as of September 30, 2006 were 8,930,384 compared to 7,961,505 at December 31, 2005. The number of our outstanding common shares increased as a result of the issuance of common shares in connection with a registered offering, upon the exercise of stock options and in conjunction with the acquisition of 22nd Street of Ybor City, Inc.

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

At September 30, 2006, $48.5 million or 68% of our investments consisted of investments at fair value in companies whose securities are quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets, $11.8 million or 17% of our investments consisted of equity securities at fair value in privately owned companies, and $10.5 million or 15% were in U.S. Treasuries or certificates of deposit.

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

A summary of our investment portfolio is as follows:

	September 30, 2006	December 31, 2005
Investments, at cost	$87,197,588	$43,867,694
Unrealized depreciation, before income taxes	(16,389,856)	(5,114,768)

Investments, at value	$70,807,732	$38,752,926

The net increase in the value of investment securities from $38.8 million at December 31, 2005 to $70.8 million at September 30, 2006 is primarily due to the following events:

•	The completion of 24 technology transfers valued at approximately $44.0 million;

•	The donation of 5.1 million shares of HydroFlo, Inc. valued at $663,000 to four not-for-profit institutions;

•	The sale of some or all of our shares in Circle Group Holdings, Inc., Xethanol Corporation, Sequiam Corp., Israel Technology Acquisition Corp, Fortress America Acquisition Corp., Harborlight Diversified Fund, LP and NutraCea International Corporation for approximately $7.3 million;

•	The acquisition of 22nd Street of Ybor City, Inc. valued at $2.0 million through the issuance of 82,919 shares of our common stock with a market value of $1.0 million and $1.0 million in cash; and,

•	Decrease of approximately $1.1 million in U.S. Treasuries and certificates of deposit.

Our most significant portfolio investments at September 30, 2006 were in Trio Industries Group, Inc., Industrial Biotechnology Corp., Fuel FX International, Inc. and Advanced Refractive Technologies, Inc. These four investments total $34.7 million in fair value, representing 49% of our investments and 51% of net assets at September 30, 2006.

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

Results of Operations

The principal measure of our financial performance is the “Net increase in net assets from operations,” which is the sum of three elements. The first element is “Net income from operations,” which is the difference between our income from the sale of technology rights, consulting fees and other services, and interest and dividends, and our operating expenses, net of applicable income tax provision. The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, “Change in unrealized appreciation (depreciation) of investments,” is the net change in the value of our investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Income from Operations (Revenue)

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(in thousands, except percentages)	2006	2005		2006	2005
Sale of Technology Rights	$12,173	$9,287	31%	$44,012	$12,467	253%
Consulting and Other Services	1,276	1,010	26%	3,822	2,745	39%
Other Income, net	163	151	8%	644	318	102%

Income from Operations	$13,612	$10,448	30%	$48,478	$15,530	212%

The increase in sale of technology rights resulted from completing eight technology transfers during the three months ended September 30, 2006 with a greater average value than the six technology transfer completed during the three months ended September 30, 2005. The greater average value of the technology transfer is a function of the increased cost to acquire the technology rights offset by a decrease in the technology transfer multiple. The technology transfer multiple is the revenue markup on the acquisition of technology rights costs. The average technology transfer multiple was 2.98 and 4.33 for the three months ended September 30, 2006 and 2005, respectively. The decrease in the average technology transfer multiple during the three months ended September 30, 2006 was due to two technology transfers at multiples significantly lower than our targeted multiple. All of the income from the sale of technology rights was received in the form of equity securities for both the three months ended September 30, 2006 and 2005.

The increase in sale of technology rights resulted from completing twenty-four technology transfers during the nine months ended September 30, 2006 with a greater average value than the ten technology transfer completed during the nine ended September 30, 2005. The greater average value of the technology transfer is a function of the increased cost to acquire the technology rights, as well as an increase in the technology transfer multiple. The average technology transfer multiple was 3.92 and 3.7 for the nine months ended September 30, 2006 and 2005, respectively. All of the income from the sale of technology rights was received in the form of equity securities for both the nine months ended September 30, 2006 and 2005.

The increase in consulting fees and other services resulted primarily from providing services under fifteen new strategic alliance agreements during the three months ended September 30, 2006, as compared to eleven during the three months ended September 30, 2005. In addition, we had a higher total number of strategic alliances in process during 2006. In the three months ended September 30, 2006, we rendered services in connection with strategic alliance agreements that generated approximately $644,000 in revenue, as compared to strategic alliance agreements that generated approximately $336,000 in revenue for the three months ended September 30, 2005. Other consulting income for the three months ended September 30, 2006 included income of $118,000 from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $338,000 for the three months ended September 30, 2005. UTEK Information Services comprised the balance of consulting fee and other services income for 2006.

The increase in consulting fees and other services resulted primarily from providing services under thirty-nine new strategic alliance agreements during the nine months ended September 30, 2006, as compared to thirty-three during the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we rendered services in connection with strategic alliance agreements that generated approximately $1,502,000 in revenue, as compared to strategic alliance agreements that generated approximately $986,000 in revenue for the nine months ended September 30, 2005. Other consulting income for the nine months ended September 30, 2006 included income of $917,000 from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $861,000 for the nine months ended September 30, 2005. UTEK Information Services comprised the balance of consulting fee and other services income for 2006.

Of the total consulting and other income received during the three months ended September 30, 2006, 52% was paid in the form of equity securities and the balance was paid in cash, as compared to 34% for the three months ended September 30, 2005. Of such income received during the nine months ended September 30, 2006, 41% was paid in the form of equity securities and the balance was paid in cash, as compared to 36% for the nine months ended September 30, 2005.

The increase in our strategic alliances and technology transfers is primarily a result of an increase in the overall demand for our services. We are growing our customer base as a result of increased sales and marketing efforts and better recognition in the business community regarding the value and availability of our services.

In the absence of readily available market values, our Board of Directors determines the fair value of the securities we receive in connection with our technology transfers and strategic alliance agreements. In making its determination, the Board of Directors considers valuation appraisals provided by an independent valuation service provider.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses

Acquisition of Technology Rights

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2006	2005			2006	2005
Acquisition of technology rights	$4,090	$2,144	91%		$11,237	$3,371	233%
As a percent of sale of technology rights	34%	23%	11	ppt	26%	27%	(1	)ppt

Acquisition of technology rights costs consist of the direct costs associated with the technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall increase in acquisition of technology rights was due to completing 2 additional technology transfers in the three months ended September 30, 2006 than in 2005 and 14 additional technology transfers in the nine months ended September 30, 2006 than in 2005. The average cost per technology transfer increased approximately $154,000 or 43% during the three months ended September 30, 2006, and approximately $131,000 or 39% during the nine months ended September 30, 2006.

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfer transactions during the three and nine months ended September 30, 2006:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
09/22/06	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	$335,000
09/12/06	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	435,000
08/29/06	Industrial Biotechnology Corporation	Advanced Pheromone Technologies, Inc.	325,000
08/18/06	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	589,000
08/11/06	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	523,600
07/18/06	Cytodyn, Inc.	Advanced Influenza Technologies, Inc.	934,399
07/14/06	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	512,650
07/12/06	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	410,000
	Other		25,000

		Total for three months ended September 30, 2006	4,089,649

06/20/06	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	528,628
06/13/06	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
06/12/06	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
06/01/06	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
05/12/06	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
05/12/06	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
05/01/06	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	375,000
04/05/06	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
04/04/06	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
04/03/06	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	555,000
03/16/06	Advanced Refractive Technologies, Inc.	Ocular Theraputics, Inc.	400,000
03/15/06	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	500,000
03/06/06	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	534,000
01/30/06	WebSky, Inc.	Strategic Wireless Solutions, Inc	265,000
01/27/06	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
01/20/06	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	300,000

		Total for nine months ended September 30, 2006	$11,236,776

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfer transactions during the three and nine months ended September 30, 2005:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
09/30/05	Kwikpower International Plc	Biodiesel Technologies, Inc.	$487,491
09/15/05	INSEQ Corp.	Separation and Recovery Technologies, Inc.	400,000
09/01/05	Fuel FX International Inc.	Emissions-Reduction Technologies, Inc.	351,722
08/15/05	Xethanol Corporation	Xylose Technologies, Inc.	530,080
08/05/05	Industrial Biotechnology Corporation	Advanced Bioscience, Inc.	350,174
07/18/05	eLinear Corporation	Secure Voice Communications, Inc.	25,000

		Total for three months ended September 30, 2005	2,144,467

06/30/05	Manakoa Services Corporation	Vigilant Network Technologies, Inc.	655,122
03/31/05	Swiss Medica, Inc.	Anti-Depression Biohealth Solutions, Inc.	196,673
02/22/05	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	265,000
01/10/05	Xethanol Corporation	Superior Separation Technologies, Inc.	110,000

		Total for nine months ended September 30, 2005	$3,371,262

Salaries and Wages

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2006	2005			2006	2005
Salaries and wages	$747	$813	(8)%		$2,339	$1,832	28%
As a percent of revenue	5%	8%	(3	)ppt	5%	12%	(7	)ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses. The increase in salaries and wages for the nine months ended September 30, 2006 reflects pay increases for existing employees, additional salaries from the addition of employees relating to our Knowledge Express website acquired July 1, 2005, additional accounting personnel and a bonus of $100,000 to our chief executive officer. Salaries and wages decreased $150,000 during the three months ended September 30, 2006 due primarily to the restructuring of our UTEKip, Ltd. subsidiary which resulted in a headcount decrease of 5.

Professional Fees

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2006	2005			2006	2005
Professional fees	$332	$204	62%		$915	$548	67%
As a percent of revenue	2%	2%	0	ppt	2%	4%	(2	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The increase in professional fees for the three and nine months ended September 30, 2006 relates to legal and accounting fees related to our recent registration statement filings, as well as additional valuation costs as a result of the increased number of our portfolio companies throughout the year.

Sales and Marketing

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2006	2005		2006	2005
Sales and marketing	$781	$538	45%	$2,521	$1,668	51%
As a percent of revenue	6%	5%	1ppt	5%	11%	(6	)ppt

Sales and marketing expenses include advertising, marketing, sales salaries and wages, commissions, travel and other selling expenses. Commissions increased $74,000 and $101,000 for the three and nine months ended September 30, 2006 as a result of the increased number of technology transfers and an increase in technology transfer values. There were eight and twenty-four technology transfers during the three and nine months ended September 30, 2006, as compared to six and ten for the three and nine months ended September 30, 2005. Sales salaries and wages increased $104,000 and $493,000 for the three and nine months ended September 30, 2006 due to an increase in our sales force.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada.

General and Administrative

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2006	2005			2006	2005
General and administrative	$1,133	$763	48%		$3,575	$1,800	99%
As a percent of revenue	8%	7%	1	ppt	7%	12%	(5	)ppt

The increase in general and administrative costs for the three and nine months ended September 30, 2006 is largely due to charitable contributions, outside services, printing and reproduction and rent expense. Charitable contributions include a gift of 5.1 million common shares of HydroFlo, Inc. valued at $663,000. Outside services increased $122,000 and $316,000 during the three and nine months ended September 30, 2006, respectively, due primarily to the cost of royalties paid related to our Knowledge Express website acquired on July 1, 2005, as well as increases in board of directors fees and fees paid to employment placement agencies. Printing and reproduction increased approximately $174,000 for both the three and nine months ended September 30, 2006 due to costs associated with our recent registration statement filings. Rent increased $75,000 and $111,000 during the three and nine months ended September 30, 2006 due to the buy-out of the lease at our Massachusetts location due to the relocation of the EKMS division to the corporate headquarters in Tampa, Florida, as well as the new lease for the corporate headquarters. The increase to general and administrative costs was reduced by the write-down of goodwill due to impairment in one of our subsidiaries totaling $235,000.

Net Realized Gains (Losses) on Investments

Net realized losses on investments, net of income tax effect, amounted to ($389,255) for the three months ended September 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
E Med Future, Inc.	675,032	$(218,444)
GS CleanTech Corporation	295,500	(36,180)
Harborlight Diversified Fund, LP	250,000	17,116
Health Sciences Group, Inc.	100,000	(47,511)
HydroFlo, Inc.	35,044	(2,559)
Magic Media Networks, Inc.	67,904	328
Manakoa Services Company	58,574	(11,759)
NutraCea International Corporation	224,489	106,270
Pacific Biometrics, Inc.	91,885	16,539
Power3 Medical Products, Inc.	40,000	(13,537)
SheerVision Inc.	129,835	(330,063)
Swiss Medica, Inc.	165,000	(9,172)
US Energy Initiatives	166,000	(9,240)
Xethanol Corp.	68,466	148,957

Total		$(389,255)

Net realized losses on investments, net of income tax effect, amounted to ($4,178,503) for the three months ended September 30, 2005 and were related to sales as follows:
Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	687,500	$393,086
E Med Future, Inc.	120,000	(36,380)
HydroFlo, Inc.	364,956	88,511
Silver Screen Studios, Inc.	47,615	(29,137)
Magic Media Networks, Inc.	104,008	(10,619)
Peak Entertainment, Inc.	4,000	(7,056)
Swiss Medica, Inc.	200,000	8,683
Group of zero value shares (1)	various	(4,585,591)

Total		$(4,178,503)

Net realized gains on investments, net of income tax effect, amounted to $1,823,042 for the nine months ended September 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Sequiam Corp.	645,000	$3,015
INYX, Inc.	29,999	29,733
Swiss Medica, Inc.	465,000	(12,832)
Circle Group Holdings, Inc.	973,508	395,271
Israel Technology Acquisition Corp.	50,000	6,732
Israel Technology Acquisition Corp. -warrants	100,000	2,739
Fortress America Acquisition Corp.	40,000	18,971
Xethanol Corporation	492,638	1,971,681
eFoodSafety.com, Inc.	61,224	(3,380)
HydroFlo, Inc. (2)	5,535,044	(40,721)
Genethera, Inc.	14,796	(21,583)
Magic Media Networks, Inc.	97,904	225
E Med Future, Inc.	675,032	(218,444)
GS CleanTech Corporation	295,500	(36,180)
Harborlight Diversified Fund, LP	250,000	17,116
Health Sciences Group, Inc.	100,000	(47,511)
Manakoa Services Company	58,574	(11,759)
NutraCea International Corporation	224,489	106,270
Pacific Biometrics, Inc.	91,885	16,539
Power3 Medical Products, Inc.	40,000	(13,537)
SheerVision Inc.	129,835	(330,063)
US Energy Initiatives	166,000	(9,240)

Total		$1,823,042

Net realized losses on investments, net of income tax effect, amounted to ($4,037,454) for the nine months ended September 30, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	1,402,568	$666,098
E Med Future, Inc.	358,834	(87,660)
Telkonet, Inc.	20,668	37,317
Magic Media Networks, Inc.	234,008	(26,480)
eFoodSafety.com, Inc.	61,224	(2,355)
Full Circle Registry, Inc.	200,000	(99,784)
HydroFlo, Inc.	364,956	88,511
Silver Screen Studios, Inc.	47,615	(29,137)
Peak Entertainment, Inc.	4,000	(7,056)
Swiss Medica, Inc.	200,000	8,683
Group of zero value shares (1)	Various	(4,585,591)

Total		$(4,037,454)

(1)	Upon approval from the Board of Directors, management made the decision to sell some of the investments that we had carried on our financial statements with a zero value for several quarters. Maintaining these investments was costly and the likelihood of future value was minimal. The following investments were included in the group of zero value shares above: Provisional Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, Green Works Corporation, and Xeminex, Ltd.
(2)	We elected to abandon our right, title and interest in and to 400,000 shares common stock of HydroFlo, Inc. See note 3 to our consolidated financial statements elsewhere in the Form 10-Q.

On a quarterly basis, net realized gains and losses can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Changes in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At September 30, 2006, approximately 84% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2006	2005		2006	2005
Unrealized appreciation/(depreciation)	$(8,111)	$6,108	(233)%	$(7,083)	$2,061	(444)%

The net unrealized appreciation (depreciation) consisted of fluctuations in fair value resulting from the Board of Directors’ valuation of our assets for the three and nine months ended September 30, 2006 and 2005. During the three months ended September 30, 2006, there was a significant decline in fair value in Xethanol Corporation of approximately $2.7 million, KP Renewables Plc of approximately $2.6 million, Cytodyn, Inc. of approximately $1.3 million, UTEK Real Estate Holdings, Inc. of approximately $1.1 million, Klegg Electronics, Inc. of approximately $800,000 and Material Technologies, Inc. of approximately $500,000. These declines were offset by significant gains in DME Interactive Holdings of approximately $1.1 million and Industrial Biotechnology Corporation of approximately $650,000. Our other investments experienced a total net decrease in fair value of approximately $850,000.

During the nine months ended September 30, 2006, there was a significant decline in fair value in KP Renewables Plc of approximately $3.8 million, UBA Technology Corp. of approximately $1.6 million, Cytodyn, Inc. of approximately $1.3 million, Trio Industries Group, Inc. of approximately $1.1 million, Xethanol Corporation of approximately $700,000, and Material Technologies, Inc. of approximately $500,000. These declines were offset by significant gains in Fuel FX International, Inc. of approximately $1.9 million and DME Interactive Holdings of approximately $1.1 million. Our other investments experienced a total net decrease in their fair value of approximately $1.1 million. Our investments can decrease due to factors that are specific to these investments (inability to obtain additional capital, inability to execute their business model, termination of their technology licenses, etc.) or to general marketplace factors.

On a quarterly basis, changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

Net assets increased 52% to $67.6 million at September 30, 2006 from $44.4 million at December 31, 2005. This increase was primarily attributable to the completion of a registered offering of shares of our common stock totaling $9.0 million, net of offering costs, and by our completion of twenty-four technology transfers with a net value of $33.0 million during the nine months ended September 30, 2006. Net assets were also reduced by an increase in the deferred tax liability of $7.3 million and net unrealized depreciation on investments of $7.1 million.

Our primary source of liquidity and capital for the nine months ended September 30, 2006 was from the completion of a registered offering of shares of our common stock, which, net of offering costs, was $9.0 million, as well as $7.3 million in cash generated from the sale of shares in our portfolio companies.

During the nine months ended September 30, 2006, we loaned to Ybor City Group, Inc., a wholly owned subsidiary of UTEK Real Estate Holdings, Inc., one of our portfolio companies, $1,051,000 for real estate improvements to our corporate offices located in Tampa, Florida. We also invested $1.0 million in cash and issued 82,919 shares of our common stock with a market value of $1.0 million for the acquisition of 22nd Street of Ybor City, Inc., which is also a wholly owned subsidiary of UTEK Real Estate Holdings, Inc.

Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances in exchange for equity securities rather than cash. In the nine months ended September 30, 2006, 94% of our income from operations was paid in the form of equity securities compared to 86% of our income from operations for the nine months ended September 30, 2005. Our goal is to monetize the equity securities we receive in consideration for technology transfers and our strategic alliances.

At September 30, 2006, we had cash and cash equivalents of $5.1 million. We also had investments in U.S. Treasuries and certificates of deposit (CDs) of $10.5 million. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three month to one year maturities. These investments do not qualify as cash equivalents. We anticipate using our cash on hand to fund our technology transfer business for the remainder of 2006. We had no debt outstanding at September 30, 2006. On March 30, 2006, we declared a dividend of $0.02 per share to stockholders of record as of April 28, 2006. The dividend was paid on May 19, 2006.

Recent Developments

Subsequent to September 30, 2006, we completed two technology transfers in which we received unregistered shares of stock in companies that acquired our newly formed companies. The shares received by us in these transactions were acquired in tax-free stock-for-stock exchanges and are restricted and may only be resold by us pursuant to the requirements of the Securities Act of 1933. The revenue associated with the shares received will be determined based upon valuations in accordance with our valuation policy as of the closing date of each transaction. Additionally, eight strategic alliance agreements were terminated.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments and our recognition of revenue in connection with the receipt of unregistered securities pursuant to our strategic alliance agreements and technology transfers.

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

We continue to utilize independent valuation service providers to assist the board of directors in determining the fair value of our portfolio. On September 7, 2006, our current independent valuation service provider notified us of their resignation effective September 30, 2006. We have appointed a new third-party valuation consultant effective October 1, 2006.

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

Net Realized Gains/Losses and Net Change in Unrealized Appreciation/Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. The original cost basis of the securities we receive in connection with our strategic alliance agreements and technology transfers is equal to the amount of revenue we recognized upon the receipt of such securities.

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

Stock Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share were approximately $174,000, $158,000, $0.02 and $0.02 lower, respectively, for the three months ended September 30, 2006 and $396,000, $373,000, $0.04 and $0.04 lower, respectively, for the nine months ended September 30, 2006, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The impact on our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share had we accounted for stock-based compensation in accordance with SFAS 123(R) in 2005 would have been approximately $108,000, $106,000, $0.02 and $0.02 lower, respectively, for the three months ended September 30, 2005 and $175,000, $167,000, $0.02 and $0.03 lower, respectively, for the nine months ended September 30, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and there is no cumulative effect.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the our historical dividend yield.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2005.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of September 30, 2006, we were not a party to any material pending legal proceedings.

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

We may not be able to sell the securities we receive in connection with our strategic alliance agreements and technology transfer transactions for an amount equal to the revenue we previously recognized in connection with such transactions.

We recognize revenue in connection with our strategic alliance agreements and technology transfer transactions in an amount equal to the fair value of the securities we receive in connection with such transactions. With respect to our strategic alliance agreements, we recognize such revenue as earned in accordance with the contractual terms of each strategic alliance agreement. In connection with our technology transfer transactions, we recognize such revenue upon the consummation of each technology transfer transaction. Because the securities we receive in connection with such transactions are subject to legal restrictions on resale and mainly issued by thinly traded public companies or private companies, our ability to sell such securities may be limited. Given these facts as well as the subjective judgments and estimates inherent in fair value accounting, we may not be able to sell the securities we receive in connection with our strategic alliance agreements and technology transfer transactions for an amount equal to the revenue we previously recognized in connection with such transactions.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors, and as a result, there is uncertainty regarding the value of our portfolio investments.

At September 30, 2006 and December 31, 2005, investments amounting to $59.2 million or 84% of our net assets and $26.4 million or 59% of our net assets, respectively, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Because there is typically no readily available market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

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

At September 30, 2006, $48.4 million or 68% of our total assets consisted of investments at value in companies whose securities are quoted on the OTC Bulletin Board or are listed on the American Stock Exchange or other similar markets. In order for the securities of our portfolio companies to be eligible for continued listing on those markets or quotation systems, our portfolio companies must remain in compliance with certain listing standards. Among other things, these standards require that our portfolio companies remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If our portfolio companies are no longer in compliance with these and other related requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of our investments would be materially adversely affected. We cannot give any assurance that our portfolio companies will remain in compliance with the requirements to be quoted on the OTC Bulletin Board or listed on the American Stock Exchange or any other market or quotation system.

We are subject to certain risks associated with our foreign operations and investments.

We have operations in the United Kingdom and Israel and make investments in foreign companies. As of September 30, 2006, approximately 1% of our assets were comprised of assets in foreign operations and investments in foreign companies.

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

Our common stock continues to trade in excess of our net asset value. See “Financial Highlights For the Nine months ended September 30, 2006 and 2005” contained in our consolidated financial statements included in this Form 10-Q.There can be no assurance, however, that our common stock will continue to trade at a premium to our net asset value. The possibility that our common stock will trade at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether the shares offered hereby will trade at, above or below our net asset value.

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

Clifford M. Gross, Ph.D., our Chief Executive Officer and Chairman, beneficially owns approximately 22% of our common stock as of September 30, 2006. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in our company in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

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

UTEK CORPORATION
(Registrant)

Date: November 3, 2006	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: November 3, 2006	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer