Form 10-K
period 2006-12-31
UTEK CORP
filed 2007-03-01
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $178,000,000 based upon the closing sale price for the registrant’s common stock on that date. As of February 28, 2007, there were 8,936,009 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

UTEK CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006

PART I

ITEM 1. Business

General

UTEK Corporation is a market-driven technology transfer business that assists companies in identifying and acquiring technologies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for potential commercial development and use. Our goal is to provide our client companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

As of December 31, 2006, we had investments of approximately $37.9 million at value, including securities in over 60 companies. We have transferred a diverse number of technologies to these and other companies ranging from a reflective wireless technology for radio frequency identification to a method to facilitate the production of a zero calorie fat substitute. During the year ended December 31, 2006, we completed 29 technology transfers in which we received equity securities of approximately $51.2 million at value and entered into 44 strategic alliance agreements in which we received equity securities of approximately $2.7 million at value. During 2005, we completed 14 technology transfers for which we received equity securities of approximately $18.1 million at value and entered into 36 strategic alliance agreements for which we received equity securities of approximately $1.6 million at value.

We also provide our clients with a full range of complementary technology transfer related services and products, including the provision of technical and business expertise to help companies analyze, assess, protect and leverage their patents and intellectual property assets to enhance their business.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).

We do not have a registered investment adviser, and our management, under the supervision of our Board of Directors, makes our investment and management decisions.

Corporate History and Offices

We were formed in 1997 by our management to facilitate the transfer of new technologies developed by universities and other research institutions to commercial enterprises.

Our executive offices are located at 2109 Palm Avenue, Tampa, Florida 33605 and our telephone number is (813) 754-4330. We also have offices in Pennsylvania, Israel and the United Kingdom.

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

Corporate Strategy

Our strategic objective is to increase our net assets by effectuating technology transfer transactions with companies pursuant to which we receive securities or cash as compensation for the sale of technology rights. Our strategy includes the following key elements:

Develop relationships with companies through our strategic alliance program. Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers and federal research laboratories. We normally receive unregistered shares of common or preferred stock or cash from companies as payment for the services we render to them under our strategic alliances. All of our technology transfer transactions are completed pursuant to our strategic alliance agreements with our clients.

Execute technology transfer transactions through our U2B® process. To effectuate a technology transfer transaction, we will typically create a newly formed company to acquire a new technology from a university, medical center or federal research laboratory and then sell this newly formed company to our client company for securities or, to a lesser extent, cash. We call this technology transfer process U2B®. It is our plan that the shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets.

A benefit of effectuating technology transfer transactions through our U2B® investment process is that such transactions do not result in a current taxable event for us for income tax purposes. We have not acquired, and do not currently intend to acquire a new technology from a university, medical center and federal research laboratory in connection with our U2B® process without the prior agreement of our client company to subsequently acquire such new technology from us.

Continue to build strong relationships with research institutions. In order to provide us access to new technologies, we have entered into agreements with universities and research centers worldwide. We intend to continue to build on these relationships and create new relationships with additional universities and research centers.

Provide strategic services and products to companies and research institutions. We seek to provide companies and research institutions with a full range of complementary technology transfer related services and products including the following:

•

KnowledgeExpress.com Website—Used by technology transfer, intellectual property, licensing and business development professionals in universities, corporations and government agencies for access to a comprehensive information platform combining business development and technology resources with expert search and report generation.

•

Pharma-Transfer.com Website—Tracks the research and development efforts of universities, research institutions and life science companies in order to locate and deliver advanced technology acquisition opportunities to corporate subscribers in the pharmaceutical industry.

•

TechEx.com Website—Used by technology transfer and research professionals to efficiently exchange biomedical licensing opportunities and innovations available for partnering. This exchange was developed by Yale University.

•	Uventures.com Website—An Internet-based exchange primarily used for the marketing of physical science technologies developed at universities and research organizations.

•

UTEK Intellectual Capital Consulting (ICC)—Provides strategic intellectual property consulting services to aid our client companies in identifying, assessing, protecting and leveraging their intellectual property assets.

Pursue complementary acquisitions. Many of the products and services we offer to companies were acquired by us through strategic acquisitions. We may seek to make additional acquisitions of related or synergistic businesses in the future. In considering whether to purchase a company, we evaluate a number of factors including reputation in the industry, the ability to assist our existing business units, quality of service provided, purchase price, strength of ties and relationships with client companies, universities and research centers, intellectual property and other strategic partners.

Leverage the experience and relationships of our management team. Our goal is to utilize our experience in the field of technology transfer to grow our net assets. We have assembled a management team which has extensive experience in the field of technology transfer. Our management team has experience in negotiating, structuring and consummating technology transfers. We have approximately nine years of experience in the technology transfer business and have executed more than 80 technology transfers.

Business Model

Technology Transfer Process

Our technology transfer process generally follows a specific series of steps, which our management believes provides the greatest opportunity for creating value for our client companies. This process is designed to search and when appropriate, transfer technologies from research institutions to our client companies.

Our technology transfer process generally involves the following steps:

1.	We enter into a strategic alliance agreements with client companies to learn about their technology needs and identify new discoveries that they may want to acquire.

2.	Our scientific team works with our client companies to create a profile describing the new technologies they would like to acquire.

3.	Using our relationships with universities and research laboratories worldwide, combined with our database of over 35,000 technologies available for immediate license: we search, filter and present to our client companies what our science team feels are the best two to three possible discoveries per month which are available for immediate license.

4.	Once we identify the technologies, we assist our strategic alliance client companies in conducting their own due diligence on the technologies.

5.	If a client company wishes to acquire the presented technology, UTEK will provide a term sheet describing the transaction. Upon mutual agreement of terms, UTEK will then seek to purchase the technology with our own capital and subsequently sell, or transfer the technology to our client company for unregistered stock or cash.

6.	If needed, UTEK can also provide additional resources at the time of transfer to help accelerate the commercialization of new products based on the transferred technology. These may include pre-paid sponsored research agreements to advance the technology, pre-paid consulting agreements with the inventor(s) of the technology and financing for prototype development and product launch.

7.	Often, the process does not end once the first technology transfer is complete. We continue, per our client company’s needs and specifications, to present several technologies each month throughout the term of the strategic alliance agreement.

Many of the client companies with which we engage in such transactions frequently have little or no prior operating history. We seek to limit the downside potential of working with such client companies by, among other things, requiring that such client companies pay us a premium over our cost for the new technologies they acquire from us in connection with the technology transfer.

Client Company Technology Selection

We conduct technology transfers with client companies that our management believes are positioned to benefit from the acquisition of new technology. Prior to completing a technology transfer with a client company, our management and, to the extent it is deemed to be advisable by our management, our Scientific Advisory Council will review the scientific merit and risks of the potential technology transfer. For more information about our Scientific Advisory Council, see “Business—Scientific Advisory Council.”

When we assist a client company in evaluating a new technology, we review the technology to make sure that it meets some or all of the following criteria:

•	the technology should represent a significant advance over existing technologies;

•	there should be an existing global market for the technology once it is commercialized; and

•	the technology should be socially responsible (i.e., not intended for destructive or harmful purposes).

In addition, we consider some or all of the following additional matters in connection with our decision to conduct a technology transfer:

•	industry trends;

•	financial requirements to commercialize the technology;

•	competition; and

•	the operating record and quality of the entrepreneurial group associated with the client company.

If, in our management’s view, a technology meets some or all of the criteria discussed above, then we will commence negotiations with the technology developer to arrange for a license of the technology. Normally, we seek to acquire a worldwide exclusive license for the fields of use that are important for our client company. These licenses usually have an upfront fee, royalty provision, and minimum annual royalties. Pursuant to the terms of these license agreements, all rights to royalties remain with the university or research institute that grants the license. The term for most agreements is for the useful life of the intellectual property underlying the license. Our management will review license agreements and advise our client companies as to license terms and requirements.

Current Investment Portfolio

As of December 31, 2006, we had investments of approximately $37.9 million at value, including securities in over 60 portfolio companies. Our transactions to date have been primarily with thinly traded public companies and select private companies. As of December 31, 2006, all of the securities that we have received in connection with our strategic alliance agreements and technology transfer transactions have been subject to legal restrictions on resale or are otherwise less liquid than public companies which have actively traded securities. As a result, our ability to sell or otherwise transfer the securities we hold is limited.

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

At December 31, 2006, approximately 74% of our net assets were in investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors considers valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we hold. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication that the underlying company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate.

With respect to equity securities in private companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

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

We have retained an independent valuation service provider, Klaris, Thomson & Schroeder, Inc., to supply us with quarterly valuations of our portfolio of investments. Our Board of Directors uses these valuations to aid it in its determination of the fair value of our investments. Our Board of Directors retains its responsibility for determining the fair value of our portfolio of investments.

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

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we are required to provide in certain registration statements we may file from time to time with the SEC) to suspend the offering of shares of our common stock if the net asset value of our common stock fluctuates by certain amounts in certain circumstances until the prospectus relating to such offering is amended, our Board of Directors will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value of our common stock to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section, and these records will be maintained with other records we are required to maintain under the 1940 Act.

Financial Information about Financial Segments and Geographic Areas

See Note 12 “Segment Reporting” to our audited consolidated financial statements under Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information about our reportable segments and geographic areas.

Employees

As of February 1, 2007, we had 48 employees. We believe our relations with our employees are good.

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

As a BDC, we may not acquire any asset other than “qualifying assets” unless at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•

Securities in an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

•	is organized and has its principal place of business in the U.S.;

•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a BDC; and

•	does not have any class of securities listed on a national securities exchange.

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

The 1940 Act prohibits us from acquiring (i) more than 3% of the total outstanding shares of another investment company; (ii) shares of another investment company having an aggregate value in excess of 5% of the value of our total assets; or (iii) shares of another registered investment company and all other investment companies having an aggregate value in excess of 10% of the value of our total assets. Subsequent to our acquisition of shares of common stock in HydroFlo, Inc., we became aware that HydroFlo, Inc. was a closed-end management investment company that had elected to be treated as a BDC under the 1940 Act. Because our ownership of HydroFlo, Inc. exceeded certain of the limits set forth above, we made a gift of 5.1 million shares of HydroFlo, Inc.’s common stock to certain nonprofit organizations during the year ended December 31, 2006. The fair market value of such shares immediately prior to such gift was approximately $663,000. As a result, we recorded an expense in the amount of $663,000, which is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006. We have also taken the following corrective actions to limit the likelihood that such an event will occur in the future. These actions include (i) apprising all members of our management team of these restrictions; (ii) augmenting our compliance policies and procedures to require that such persons take certain steps to discern whether a prospective client company is an investment company and (iii) amending our standard strategic alliance and technology transfer documentation to include a statement to be provided by each prospective client company as to whether it is an investment company. As of December 31, 2006, we owned approximately 1% of HydroFlo, Inc.’s total outstanding shares of common stock, and HydroFlo, Inc. accounted for less than 0.1% of our net assets.

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

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Personnel subject to the code ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

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

Competition

The technology transfer business is highly competitive. We expect that if our investment model proves to be successful, our current competitors in the technology transfer market may duplicate our strategy, and new competitors may enter the market. We compete against other technology transfer companies, including IP Group, Competitive Technologies, British Technology Group and many private firms, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with us to acquire technologies from universities and government research laboratories. We also compete against large companies that seek to license university-developed technologies for themselves. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition of technology licenses, funding of technology development or marketing to potential client companies. We believe we have developed a competitive advantage by assembling a large, robust database of university discoveries available for license combined with our experience in technology transfer. In addition, we have developed a search engine for university discoveries that facilitate the finding of relevant new discoveries for our client companies. Also, we believe that our U2B® model makes it easier for companies of all sizes to acquire technologies from universities and research institutions.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. As a result, there can be no assurance that we will achieve our strategic objective. You should consider carefully the risks described below. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risk associated with possible disruption in our operations due to terrorism;

•	future regulatory actions and conditions in our operating areas; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

We may not be able to sell the securities we receive in connection with our strategic alliance agreements and technology transfers for an amount equal to the revenue we previously recognized in connection with such transactions.

We recognize revenue in connection with our strategic alliance agreements and technology transfers in an amount equal to the fair value of the securities we receive in connection with such transactions. With respect to our strategic alliance agreements, we recognize such revenue as earned in accordance with the contractual terms of each strategic alliance agreement. With respect to our technology transfers, we recognize such revenue upon the consummation of each technology transfer. Because the securities we receive in connection with such transactions are subject to legal restrictions on resale and mainly issued by thinly traded public companies or private companies, our ability to sell such securities may be limited. Given these facts as well as the subjective judgments and estimates inherent in fair value accounting, we may not be able to sell the securities we receive in connection with our strategic alliance agreements and technology transfers for an amount equal to the revenue we previously recognized in connection with such transactions.

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

Our investment portfolio is highly concentrated in a limited number of portfolio companies and, as a result, our financial results are largely dependent upon the performance of these companies.

Our investment portfolio is highly concentrated in a limited number of portfolio companies and, as a result, our financial results are largely dependent upon the performance of these companies. As a result, if one or more of these companies fails to perform as expected, our financial results could be negatively affected.

Our portfolio companies are development stage companies dependent upon the successful commercialization of new technologies. Each of our portfolio companies is subject to a high degree of risk, and we may not be able to sell securities we receive in connection with our strategic alliances or technology transfers.

We enter into strategic alliance and technology transfer agreements with development stage companies that our management believes can benefit from our expertise in technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or become obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases further develop new technologies. We cannot assure you that any of our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies with greater access to, and resources for, further development of these new technologies. We may not be able to sell the securities we receive in connection with our strategic alliances or technology transfers if our portfolio companies are not successful.

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

Neither our portfolio companies nor we have any control over the pace of technology development. There is a significant risk that a portfolio company could acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments. If this were to occur, we may be unable to sell or otherwise dispose of the securities we received in connection with our strategic alliance and technology transfer transactions with such companies.

The patents on the technologies that our portfolio companies license may infringe upon the rights of others, and patent applications that have been submitted may not be granted.

Many of our portfolio companies rely upon patents to protect the technologies that they license. If the patents on technologies that they license are found to infringe upon the rights of others, or are held to be invalid, then the licenses to such technologies will have little or no value to our portfolio companies. In addition, if a patent to a technology licensed by a portfolio company is found to infringe upon the rights of others, the portfolio company may be liable for monetary damages. Our portfolio companies are dependent upon the universities, medical centers or government research facilities to file, secure and protect patents on licensed technologies. In the event that a patent is challenged or violated, our portfolio companies may not have the financial resources to defend the patent either in the preliminary stages of litigation or in court. In addition, if our portfolio companies acquire licenses to technologies with patents pending, we cannot assure you that such patents will be granted. If any such events were to occur, we may be unable to sell or otherwise dispose of the securities we received in connection with our strategic alliance and technology transfer transactions with such companies.

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

We are dependent on sales transactions, structured as tax-free exchanges, to sell the new companies we form to acquire new technologies. A change in the Internal Revenue Code affecting tax-free exchanges could limit our ability to effectuate such transactions.

To effectuate a technology transfer transaction, we typically create a newly formed company to acquire a new technology from a university, medical center or federal research laboratory and then exchange the securities of such newly formed company for securities in the company that acquires such newly formed company and the technology held by such newly formed company. We call this unique technology transfer process U2B®. We anticipate that most, if not all, of such transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. A benefit of structuring our technology transfer transactions as tax-free exchanges under Section 368 is that such transactions do not result in a current taxable event for us for income tax purposes. If Section 368 were to be amended so that we were no longer able to structure our technology transfer transactions as tax-free exchanges, we may be able to effectuate our technology transfer transactions on commercially reasonable terms. In such event, we may be required to significantly alter the use of our U2B® investment process, which could have a significant negative impact on our business and financial results.

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

We receive common stock from our client companies based upon the mutually agreed upon values of the new companies we form to acquire new technologies, their licensed technology and the portfolio companies. We then intend to sell the securities that we acquire in exchange for our newly formed companies to acquire new technologies at some time in the future. Therefore, our ability to profit from an investment is ultimately dependent upon the price we receive for the shares of the portfolio company. In most cases, the value of the portfolio companies that acquire our newly formed companies to acquire new technologies will be dependent upon successfully commercializing the technologies they acquire. We do not have control over the portfolio companies that acquire our newly formed companies to acquire new technologies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire. They may lose the rights granted to them for the technology for failure to comply with the license agreement. We cannot assure you that any of the portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our cash outlay in connection with our strategic alliance and technology transfer transactions or that our portfolio companies will not take actions that could be detrimental to us.

Our investments in our portfolio companies may be concentrated in one or more industries, and if these industries should decline or fail to develop as expected our cash outlay in connection with our strategic alliances and technology transfers transactions will be lost.

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

Substantially all our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors, and as a result, there is uncertainty regarding the value of our portfolio investments.

At December 31, 2006 and December 31, 2005, investments amounting to $37.9 million or 74% of our net assets and $38.7 million or 87% of our net assets, respectively, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Because there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we hold. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as “Change in net unrealized appreciation (depreciation) of investments.” As a result, the value of our portfolio securities and earnings change significantly from quarter to quarter.

Our business depends on key personnel.

We rely on, and will continue to be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman, Clifford M. Gross, Ph.D., our Chief Operating Officer, Douglas Schaedler, and our Chief Financial Officer, Carole R. Wright. We also depend upon our management’s key contacts with universities, medical research centers and federal research laboratories to maintain our access to new technologies and our relationships with companies in the private sector in order to effectuate the sale of the new companies we form to acquire new technologies. Therefore, a change in our executive management team could have a negative impact on the company.

Additional equity or debt financing may not be available to our portfolio companies, which could result in our losing our cash outlay in connection with our strategic alliance and technology transfer transactions with the portfolio company if the portfolio company fails.

We expect that many of our portfolio companies will require additional equity or debt financing to ensure their continued viability. The amount of additional financing needed will depend upon the maturity and objectives of the particular portfolio company. The availability of financing is generally a function of conditions that are beyond the control of our portfolio companies. We cannot assure you that our portfolio companies will be able to predict accurately the future financing requirements necessary for their success or that additional financing will be available to our portfolio companies from any source. If additional equity or debt financing is not available, some of our portfolio companies may be forced to cease operations, which could adversely affect our success and result in the loss of a substantial portion or all of our cash outlay in connection with our strategic alliance and technology transfer transactions with the portfolio company.

Changes in the laws or regulations that govern us could have a material impact on our operations.

Any change in the laws or regulations that govern our business could have a material impact on us or on our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

We are subject to certain risks associated with our foreign operations and investments.

We have operations in the United Kingdom and Israel and make investments in foreign companies. As of December 31, 2006, approximately 1% of our assets were comprised of assets in foreign operations and investments in foreign companies.

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

Our common stock continues to trade in excess of our net asset value. See Note 7 “Selected Per Share Data and Ratios” to our consolidated financial statements included in this Form 10-K. There can be no assurance, however, that our common stock will continue to trade at a premium to our net asset value. The possibility that our common stock will trade at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease.

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

Clifford M. Gross, Ph.D., our Chief Executive Officer and Chairman, beneficially owns approximately 22% of our common stock as of December 31, 2006. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in our company in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

We may need additional capital in the future and it may not be available on acceptable terms.

We have historically relied on debt and equity financing and cash flow from the sale of our investments to fund our operations, capital expenditures and expansion. However, we may require additional capital in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. In addition, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

•	be forced to reduce our operations;

•	not be able to expand or acquire complementary businesses; and

•	not be able to develop new services or otherwise respond to changing business conditions or competitive pressures.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

We may require additional capital in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may acquire additional capital from the following sources:

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

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

•	We, and indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

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

Our common stock price may be volatile.

The trading price of our common stock has fluctuated significantly and may continue to fluctuate substantially, depending on many factors, many of which are beyond our control and may not be directly related to operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of BDCs or technology transfer companies;

•	changes in regulatory policies, accounting or tax guidelines with respect to BDCs or technology transfer companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results;

•	actual or anticipated changes in the value of our investments;

•	changes in financial reporting requirements;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel;

•	changes to the market or shareholder’s acceptance of our unique technology transfer business;

•	the consummation of mergers or acquisitions of related businesses.

Item 1B. Unresolved Staff Comments

On May 19, 2006, we filed pre-effective amendment No. 1 to our registration statement on Form N-2 (File No. 333-133093) with the SEC. On June 23, 2006, the staff of the SEC’s Division of Investment Management (the “SEC staff”) sent us a letter commenting on the Form N-2 registration statement and requesting that we answer their questions and provide additional information. We exchanged correspondence with the members of the SEC staff and provided them with additional information.

As of the date of this annual report on Form 10-K, there is one outstanding accounting comment on the Form N-2 registration statement that we believe is material. The outstanding accounting comment relates to the manner by which we recognize revenue in connection with our strategic alliance agreements and technology transfer transactions. Specifically, we typically receive unregistered securities from our client companies as payment for the services we render to them under our strategic alliance agreements and technology transfer transactions. We record revenue in connection with such agreements and transactions based on the fair value of the securities received. To date, the SEC staff’s comments relating to the outstanding accounting issue have largely required us to demonstrate that the above-described revenue recognition policy is in accordance with generally accepted accounting principles (“GAAP”). In this regard, our management, board of directors, audit committee, registered independent public accounting firm and an outside accounting consultant have all concluded, and represented to the SEC staff, that the above-described revenue recognition policy is not only consistent with GAAP and related SEC guidance, but also provides the clearest and most transparent understanding to all users of our financial statements. However, there can be no assurance that the SEC staff will concur with this assessment. If the SEC staff ultimately does not concur with this view, then we may be required to alter the above-described revenue recognition policy and our financial reporting.

Item 2. Properties

Our principal office is located in Tampa, Florida. We lease this office space from Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., one of our portfolio companies. This property is adequate for our current domestic office needs and the ongoing expansion of our sales force. If our office requirements increase beyond our current expectations, additional office space is available for lease in this same location.

We also lease office space in Pennsylvania, Israel and the United Kingdom. These properties are adequate for our current and future requirements since no expansions are planned in these areas.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividends

Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock.

Our shares of common stock trade on the American Stock Exchange (AMEX) and the AIM market of the London Stock Exchange under the symbol “UTK”. The following table reflects the high and low closing prices for our common stock as reported on the AMEX and the cash dividends declared per common share for the period indicated:

	High	Low	Dividends
Fiscal year 2006
First quarter	$14.50	$11.90	$0.02
Second quarter	$20.40	$12.65	—
Third quarter	$23.80	$18.22	—
Fourth quarter	$19.99	$10.78	$0.02
Fiscal year 2005
First quarter	$15.75	$14.86	—
Second quarter	$15.45	$13.50	—
Third quarter	$14.05	$12.29	—
Fourth quarter	$14.09	$13.28	—

We had approximately 140 stockholders of record at February 26, 2007. The net asset value per share of our common stock at December 31, 2006 was $5.71.

Our Board of Directors has sole discretion in determining whether to declare and pay cash dividends in the future. The declaration of cash dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends in the future could be limited or prohibited by regulatory requirements and the terms of financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Securities Authorized For Issuance under Equity Compensation Plans

As of December 31, 2006, we had two stock option plans under which shares of our common stock were authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	582,050	$13.18	593,445
Equity compensation plans not approved by security holders	—	—	—
Total	582,050	$13.18	593,445

Performance Graph

The following graph shows a comparison of the five-year cumulative total return, assuming the reinvestment of dividends, on our common stock with that of the Russell Microcap Index and the Company’s peer group including British Technology Group plc, Competitive Technologies, Inc., IP Group plc, and Sagentia Group AG. The graph assumes $100 was invested on December 31, 2001 in our common stock, the Russell Microcap Index companies, and the companies in the peer group. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG UTEK, RUSSELL MICROCAP INDEX AND THE COMPANY’S PEER GROUP

Item 6. Selected Financial Data

The following table presents our selected consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this annual report on Form 10-K.

Our acquisitions have not had a material effect on the trends reflected in the selected financial data.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Income from operations	$56,952,937	$22,743,823	$7,188,615	$3,805,177	$3,385,335
Net income from operations	19,944,207	5,887,830	942,722	180,568	153,643
Diluted net income from operations per common share	$2.27	$0.80	$0.15	$0.04	$0.04
Weighted average shares:
Diluted	8,786,605	7,325,312	6,098,537	4,266,918	3,921,535
Cash dividends declared per common share	$0.04	—	—	—	—

	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$53,040,810	$49,005,960	$25,879,64	$12,549,448	$7,863,140
Long-term obligations	—	—	—	847,890	—
Net asset per share	$5.71	$5.58	$3.85	$2.33	$1.87

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. This annual report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Overview of Recent Developments

We are a market-driven technology transfer business that assists companies in identifying and acquiring technologies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for potential commercial development and use. Our goal is to provide our client companies an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

Executive Summary

Our financial condition is dependent on a number of factors including our ability to effectuate technology transfers and the performance of the equity investments that we receive in connection with these transfers. Substantially all of our investments are in development stage and start-up companies and thinly traded public companies. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no or a limited history of operations.

Our total assets were $53.0 million and our net assets were $51.0 million at December 31, 2006, compared to $49.0 million and $44.4 million at December 31, 2005, respectively. Net asset value per share was $5.71 at December 31, 2006, and $5.58 at December 31, 2005. Net assets increased by $6.5 million or approximately 15% in the year ended December 31, 2006, as compared to the year ended December 31, 2005. At the end of fiscal year 2006, we had no long-term debt, and $9.7 million in cash and cash equivalents.

Income from operations for fiscal year 2006 totaled approximately $57.0 million, as compared to $22.7 million in 2005. Net income from operations for fiscal year 2006 totaled approximately $19.9 million as compared to $5.9 million in 2005. Net realized gains on investments, net of deferred tax effect, totaled approximately $900,000 as compared to net realized losses of $3.5 million in 2005. In this regard, we received gross proceeds of $9.7 million in 2006 and $3.1 in 2005 in connection with the sale of the securities we received in connection with our strategic alliance agreements and technology transfer transactions. Net change in unrealized depreciation of investments, net of deferred tax benefit, was $25.8 million in 2006 as compared to $300,000 in 2005.

Our Board of Directors declared two quarterly cash dividends of $0.02 per share during fiscal year 2006, for a total of approximately $357,000. On March 30, 2006, our Board of Directors approved a special dividend of $0.02 per share that was paid on May 19, 2006 to shareholders of record on April 28, 2006. On December 1, 2006, our Board of Directors approved a special dividend of $0.02 per share that was paid on January 31, 2007 to shareholders of record on January 12, 2007.

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

Recently, we have taken steps to improve the efficiency of our technology transfer business model. Some of the improvements we have made include:

•

Enhanced client acceptance procedures including the hiring of a manager of due diligence to conduct background checks on principal officers of prospective client companies, and Executive Committee approval prior to client acquisition.

•	Expanded our scientific review team for technology due diligence;

•	Improved our technology search capabilities through our expanded proprietary technology database and search engine;

•

Entered into Master Strategic Alliances with two investment banks - Acumen BioFin a division of Rodman and Renshaw, LLC and vFinance, Investments, Inc. which should help us improve the quantity and diversity of our new clients as well as the availability of follow-on financing for our clients to accelerate the commercialization of technologies they may acquire from us; and

•

Engaged C.E. Unterberg Towbin, LLC and vFinance Investments, Inc. to facilitate the sales of portions of our restricted equity positions in a more rapid and efficient fashion following the completion of technology transfers. We anticipate this should mitigate a portion of the equity risk in our portfolio and improve cash flow.

Increase in Technology Transfers and Strategic Alliances

In 2006, we increased the number of active strategic alliance clients and consequently the number of completed technology transfers:

•

During 2006, we signed 44 new strategic alliance agreements in which we received unregistered securities valued at approximately $2.7 million, as compared to 36 new strategic alliances in which we received unregistered securities valued at $1.6 million for 2005.

•	The completion of 29 technology transfers valued at approximately $51.2 million, as compared to 14 technology transfers valued at approximately $18.1 million for 2005.

Equity Financing

On February 8, 2006, we sold 816,330 shares of common stock pursuant to a shelf registration and received gross proceeds of $10 million, less underwriting discounts of $700,000.

Portfolio Activity

The following is a list of significant changes in our portfolio during the year ended December 31, 2006:

•

The sale of some or all of our shares in Z Trim Holdings (formerly Circle Group Holdings, Inc.), Xethanol Corporation, Sequiam Corporation, Israel Technology Acquisition Corp., Fortress America Acquisition Corporation, Harborlight Diversified Fund, LP, American Soil Technologies, Inc., NutraCea International Corporation and various other portfolio companies for approximately $9.7 million, which resulted in realized gains of $900,000 (net of income tax);

•	The completion of 29 technology transfers valued at approximately $51.2 million;

•	The completion of 44 new strategic alliance agreements from which we received unregistered securities valued at approximately $2.7 million;

•	The donation of 5.1 million shares of HydroFlo, Inc. valued at $663,000 to four nonprofit institutions;

•	Decrease of approximately $7.0 million in U.S. Treasuries and certificates of deposit as a result of the use of such funds for operations or investment in short term cash equivalents: and

•	A net unrealized loss of $25.8 million (net of income tax) in the fair value of our investments.

Our most significant portfolio investments at December 31, 2006 were in Advanced Refractive Technologies, Inc. World Energy Solutions, Inc., Advanced Medical Isotope Corporation, Industrial Biotechnology Corporation, Cyberlux Corporation, American Soil Technologies, Inc., Klegg Electronics, Inc. and UTEK Real Estate Holdings, Inc. These six investments total $19.6 million in fair value and represented 52% of our investments and 38% of net assets at December 31, 2006.

Our capital investments made in our newly formed companies during the year ended December 31, 2006 totaled $12.9 million. Of the total capital invested in our newly formed companies during the year ended December 31, 2006, $2.1 million was expended on research and development costs, $1.2 million was expended on license and consulting fees, and $9.7 million (to assist in the acceleration of commercializing the technology) remained in our newly formed companies at the time they were sold to our portfolio companies. All of these items are reflected in the accompanying consolidated statement of operations as acquisition of technology rights.

The net unrealized depreciation for the year ended December 31, 2006 was mostly due to the significant write down of five of our over 60 investments in our portfolio: Industrial Biotechnology Corp., Trio Industries Group, Inc., KP Renewables, plc., UBA Technology, Inc. and Cytodyn, Inc. While these losses were significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of more than 60 holdings. Many of these positions are with small capitalization companies which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors.

Acquisitions and Dispositions

On March 30, 2006, we entered into an agreement and plan of acquisition with 22nd Street of Ybor City, Inc. to acquire all of its issued and outstanding shares of capital stock for an aggregate purchase price of $2,000,000. 22nd Street of Ybor City, Inc. is a real estate holding company that owns a commercial parking facility in Tampa, Florida. UTEK acquired 100% of the outstanding shares of 22nd Street of Ybor City, Inc. through the issuance of 82,919 shares of unregistered common stock plus a cash payment of $1,000,000. The acquired business is operated by UTEK Real Estate Holding, Inc., one of UTEK’s portfolio companies.

FAS 123R

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”) Share-Based Payment. Prior to the adoption of SFAS 123(R), we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for stock option grants. Stock-based compensation of approximately $505,000 for the year ended December 31, 2006 is included in salaries and wages in the accompanying consolidated statements of operations.

Results of Operations

Summary of Results for Years Ended December 31, 2006, 2005 and 2004

Income from Operations (Revenue)

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004
Sale of Technology Rights	$51,191	$18,132	$5,131	182%	253%
Consulting and Other Services	4,950	4,179	1,981	18%	111%
Other Income, net	812	433	77	87%	462%

Income from Operations	$56,953	$22,744	$7,189	150%	216%

The increase in sale of technology rights resulted from completing twenty-nine technology transfers during the year ended December 31, 2006 compared to the fourteen technology transfers completed during the year ended December 31, 2005. All of the income from the sale of technology rights was received in the form of equity securities for both the year ended December 31, 2006 and 2005.

The increase in sale of technology rights resulted from completing fourteen technology transfers during the year ended December 31, 2005 compared to the ten technology transfers completed during the year ended December 31, 2004. All of the income from the sale of technology rights was received in the form of equity securities for both the year ended December 31, 2005 and 2004.

The increase in consulting fees and other services resulted primarily from providing services under fourty-four new strategic alliance agreements during the year ended December 31, 2006, as compared to thirty-six during the year ended December 31, 2005. In addition, we had a higher total number of strategic alliances in process during 2006. In the year ended December 31, 2006, we rendered services in connection with strategic alliance agreements that generated approximately $2.1 million in revenue, as compared to strategic alliance agreements that generated approximately $1.4 million in revenue for the year ended December 31, 2005. Other consulting income for the year ended December 31, 2006 included income of $1.1 million from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $2.0 million for the year ended December 31, 2005. UTEK Information Services comprised the balance of consulting fee and other services income for 2006 and 2005. We have made a change to our pricing structure for our strategic alliance agreements in 2007, which will likely reduce the amount of our consulting and other services revenue. The new pricing structure is expected to increase the number, quality and diversification of our strategic alliance clients.

The increase in consulting fees and other services resulted primarily from providing services under thirty-six new strategic alliance agreements during the year ended December 31, 2005, as compared to twenty during the year ended December 31, 2004. In the year ended December 31, 2005, we rendered services in connection with strategic alliance agreements that generated approximately $1.4 million in revenue, as compared to strategic alliance agreements that generated approximately $1.0 million in revenue for the year ended December 31, 2004. Other consulting income for the year ended December 31, 2005 included income of $2.0 million from our subsidiaries UTEK-Europe, Ltd., UTEK-EKMS, Inc., and UTEKip, Ltd., as compared to $674,000 for the year ended December 31, 2004. UTEK Information Services comprised the balance of consulting fee and other services income for 2005. UTEK-EKMS, Inc. and Pharma Transfer, Ltd. were purchased in the last quarter of 2004; therefore, the related income for 2004 only reflects a partial year for those subsidiaries. UTEKip, Ltd. was purchased in January 2005; therefore, there is no related income reflected in 2004.

Of the total consulting and other income received during the years ended December 31, 2006, 2005 and 2004, 51%, 34% and 48%, respectively, was paid in the form of equity securities and the balances were paid in cash.

The increase in our strategic alliances and technology transfers is primarily a result of an increase in the overall demand for our services and additional alliances brought to us from outside service providers. We are growing our client base as a result of increased sales and marketing efforts and better recognition in the business community regarding the value and availability of our services. Future technology transfer transactions will be scaled to the amount of cash available to fund such transfers.

Expenses

Acquisition of Technology Rights

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004
Acquisition of technology rights	$12,945	$4,600	$1,151	181%	300%
As a percent of sale of technology rights	25%	25%	22%	-0-ppt	3ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall increase in acquisition of technology rights from 2005 to 2006 was due to completing 15 additional technology transfers in the year ended December 31, 2006 than in 2005. The average cost per technology transfer increased approximately $118,000 or 36% during the year ended December 31, 2006.

The overall increase in acquisition of technology rights from 2004 to 2005 was due to completing four additional technology transfers in the year ended December 31, 2005 than in 2004. The average cost per technology transfer increased approximately $213,000 or 185% during the year ended December 31, 2005.

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the year ended December 31, 2006:

Date	UTEK Client Company	Intellectual Property Acquisition Company	Dollar Amount of Expenses
01/20/06	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	$300,000
01/27/06	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
01/30/06	WebSky, Inc.	Strategic Wireless Solutions, Inc	265,000
03/06/06	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	534,000
03/15/06	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	500,000
03/16/06	Advanced Refractive Technologies, Inc.	Ocular Theraputics, Inc.	400,000
04/03/06	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	555,000
04/04/06	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
04/05/06	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
05/01/06	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	400,000
05/12/06	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
05/12/06	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
06/01/06	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
06/12/06	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
06/13/06	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
06/20/06	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	528,628
07/12/06	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	410,000
07/14/06	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	512,650
07/18/06	Cytodyn, Inc.	Advanced Influenza Technologies, Inc.	934,399
08/11/06	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	523,600
08/18/06	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	589,000
08/29/06	Industrial Biotechnology Corporation	Advanced Pheromone Technologies, Inc.	325,000
09/12/06	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	435,000
09/22/06	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	335,000
10/09/06	World Energy Solutions, Inc.	Pure Air Technologies, Inc.	593,369
11/01/06	Klegg Electronics, Inc.	Universal Wireless Technologies, Inc.	265,000
11/08/06	Avalon Oil & Gas, Inc.	IntelliWell Technologies, Inc.	250,000
11/10/06	Cyberlux Corporation	SPE Technologies, Inc.	375,000
12/06/06	Cargo Connection Logistics Holding, Inc.	Nuclear Material Detection Technologies, Inc.	225,000

			$12,945,145

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the year ended December 31, 2005:

Date	UTEK Client Company	Intellectual Property Acquisition Company	Dollar Amount of Expenses
01/10/05	Xethanol Corporation	Superior Separation Technologies, Inc.	$110,000
02/22/05	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	265,000
03/31/05	Swiss Medica, Inc.	Anti-Depression Biohealth Solutions, Inc.	196,673
06/30/05	Manakoa Services Corporation	Vigilant Network Technologies, Inc.	655,122
07/18/05	eLinear Corporation	Secure Voice Communications, Inc.	25,000
08/05/05	Industrial Biotechnology Corporation	Advanced Bioscience, Inc.	350,174
08/15/05	Xethanol Corporation	Xylose Technologies, Inc.	530,080
09/01/05	Fuel FX International Inc.	Emissions-Reduction Technologies, Inc.	351,722
09/15/05	INSEQ Corp.	Separation and Recovery Technologies, Inc.	400,000
09/30/05	Kwikpower International Plc	Biodiesel Technologies, Inc.	490,799
10/03/05	Trio Industries	Kenaf Core Technologies, Inc.	350,000
10/12/05	Fuel FX International, Inc.	Emissions Analysis, Inc.	175,000
11/17/05	Trio Industries, Inc.	Cornboard Technologies, Inc.	425,000
12/13/05	Advanced Refractive Technologies, Inc.	Optimetrix Technologies, Inc.	275,000

			$4,599,570

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the year ended December 31, 2004:

Date	UTEK Client Company	Intellectual Property Acquisition Company	Dollar Amount of Expenses
4/30/04	Zkid Network Company	Web Safe Technologies, Inc.	$200,000
6/25/04	Xethanol Corp.	Advanced Bioethanol Technologies, Inc.	50,000
8/2/04	HydroFlo, Inc.	Arsenic Removal Technologies, Inc.	55,000
8/5/04	Manakoa Services Company	Advanced Cyber Security, Inc.	200,000
8/10/04	Power3 Medical Products, Inc.	Ice Technologies, Inc.	60,000
9/30/04	Xethanol Corp.	Ethanol Extraction Technologies, Inc.	55,000
10/25/04	Health Sciences Group, Inc.	Polymann Technologies, Inc.	165,000
10/25/04	Health Sciences Group, Inc.	Apple Peel Technologies, Inc.	165,000
12/17/04	Bioflavorance Technology & Research, Inc.	Advanced Flavors and Fragrances, Inc.	131,152
12/17/04	Hydroflo, Inc.	Safety Scan Technology, Inc.	70,000

			$1,151,152

Salaries and Wages

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005		Percent Change 2005 versus 2004
Salaries and wages	$3,430	$2,675	$1,080	28%		148%
As a percent of revenue	6%	12%	15%	(6	)ppt	(3	)ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and stock-based compensation. The increase in salaries and wages for the year ended December 31, 2006 compared to the year ended December 31, 2005 is due to a number of factors. Salaries relating to six additional months of the Knowledge Express website (acquired July 1, 2005) employees comprised $200,000; additional Knowledge Express website employees hired in 2006 of $60,000; additional accounting personnel salaries of $135,000; a $189,000 increase in salaries in the UK; a reduction in salaries of $360,000 related to moving EKMS business from Massachusetts to the main office; and stock-based compensation expense not recorded in the statement of operations in previous years of $500,000.

Salaries and wages increased during the year ended December 31, 2005 compared to the year ended December 31, 2004 due to an increase in the number of UTEK employees as well as $870,000 in salaries related to our newly acquired businesses.

We do not expect a significant increase in salaries and wages for the year ended December 31, 2007.

Professional Fees

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005		Percent Change 2005 versus 2004
Professional fees	$1,320	$774	$559	70%		38%
As a percent of revenue	2%	3%	8%	(1	)ppt	(5	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The increase in professional fees for the year ended December 31, 2006 compared to the year ended December 31, 2005 relates primarily to additional legal and accounting fees of approximately $300,000 and $80,000, respectively, related to our recent registration statement filings, as well as $90,000 in additional valuation costs as a result of the increased number of our portfolio companies throughout the year.

The increase in professional fees for the year ended December 31, 2005 compared to the year ended December 31, 2004 relates to an increase in the cost of valuations due to an increase in the number of our portfolio companies, an increase in legal and accounting fees related to acquisitions and other projects, and other professional fees related to our newly acquired businesses.

We do not expect a significant increase in professional fees for the year ended December 31, 2007.

Sales and Marketing

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005		Percent Change 2005 versus 2004
Sales and marketing	$2,877	$2,563	$1,138	12%		125%
As a percent of revenue	5%	11%	16%	(6	)ppt	(5	)ppt

Sales and marketing expenses include advertising, marketing, sales salaries and wages, commissions, travel and other selling expenses. Sales salaries and commissions increased $340,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005, as a result of the increased number of technology transfers and an increase in technology transfer values, as well as an increase in the size of the sales force. There were 29 technology transfers during the year ended December 31, 2006, as compared to fourteen for the year ended December 31, 2005. Commissions paid to outside service providers used strictly to generate strategic alliance agreements increased $192,000 for the year ended December 31, 2006 due to an increase in the number of strategic alliances brought in by these providers. These increases were offset by a decrease in outside consultant costs associated with a decrease UTEK-EKMS revenue.

The increase in sales and marketing expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 was due largely to higher commissions to outside service providers used strictly to generate strategic alliance agreements, a significant increase in the number of our sales personnel to expand our business, and approximately $543,000 in fees paid to outside research consultants for fulfillment of certain contracts of one of our newly acquired businesses.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, Europe and Canada.

General and Administrative

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005		Percent Change 2005 versus 2004
General and administrative	$4,117	$2,679	$1,730	54%		55%
As a percent of revenue	7%	12%	24%	(5	)ppt	(12	)ppt

The increase in general and administrative costs for the year ended December 31, 2006 compared to the year ended December 31, 2005 is largely due to charitable contributions, outside services, printing and reproduction and rent expense. Charitable contributions include a gift of 5.1 million common shares of HydroFlo, Inc. valued at $663,000. Outside services increased $90,000 during 2006 due primarily to the cost of royalties paid related to our Knowledge Express website acquired on July 1, 2005, as well as amounts paid to employment placement agencies. Printing and reproduction increased approximately $155,000 during 2006 due to costs associated with our recent registration statement filings. Rent increased $155,000 during 2006 due to the buy-out of the lease at our Massachusetts location due in part to the relocation of the EKMS division to the corporate headquarters in Tampa, Florida, as well as the new lease for the increased space at our corporate headquarters.

The increase in general and administrative costs for the year ended December 31, 2005 compared to the year ended December 31, 2004 is largely due to the cost of additional outside services related to the listing of our shares of common stock on the London Stock Exchange’s AIM market, royalties paid related to our Knowledge Express website acquired on July 1, 2005, other general and administrative expenses related to our newly acquired businesses and an increase in costs related to the increase in the number of our employees.

We do not expect a significant increase in general and administrative expenses for the year ended December 31, 2007.

Goodwill Impairment

We decided during 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, our core business. These changes were other-than-temporary; therefore management determined there was an impairment of the original purchase goodwill. We recorded a total impairment of the goodwill for UTEKip (Israel segment) in 2006. Based on an analysis of the undiscounted cash flows, the Company determined that the goodwill for the reporting unit was impaired. This resulted in a write-down of approximately $235,000, $147,000 after tax, which is an operating expense in the consolidated statements of operations for the year ended December 31, 2006.

Net Realized Gains or Losses on Investments

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004
Realized gains/ (losses)	$903	($3,459)	$1,556	126%	(322%)

Net realized gains (losses) on investments, net of income tax effect, amounted to $903,181 for the year ended December 31, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Sequiam Corporation	645,000	$3,015
INYX, Inc.	29,999	29,733
Swiss Medica, Inc.	465,000	(12,790)
Z Trim Holdings (formerly Circle Group Holdings, Inc.)	973,508	395,270
Israel Technology Acquisition Corporation	50,000	6,732
Israel Technology Acquisition Corp. -warrants	100,000	2,739
Fortress America Acquisition Corporation	40,000	18,971
Xethanol Corporation	1,215,475	1,889,832
eFoodSafety.com, Inc.	61,224	(3,380)
HydroFlo, Inc. (1)	5,535,044	(40,721)
Genethera, Inc.	14,796	(21,583)
Magic Media Networks, Inc.	97,904	225
E Med Future, Inc.	675,032	(218,444)
GS CleanTech Corporation	295,500	(36,180)
Harborlight Diversified Fund, LP	250,000	17,116
Health Sciences Group, Inc.	100,000	(47,511)
Manakoa Services Company	58,574	(11,759)
NutraCea International Corporation	359,182	277,325
Pacific Biometrics, Inc.	91,885	16,539
Power3 Medical Products, Inc.	80,000	(13,537)
SheerVision Inc.	129,835	(330,063)
US Energy Initiatives	166,000	(9,240)
American Soil Technologies, Inc.	25,300	104
Vitacube Systems Holding, Inc.	54,857	(40,503)
Intra-Asia Entertainment Corporation	720,639	(968,709)

Total		$903,181

Net realized gains (losses) on investments, net of income tax effect, amounted to ($3,458,979) for the year ended December 31, 2005 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Z Trim Holdings (formerly Circle Group Holdings, Inc.)	2,642,197	$1,340,949
E Med Future, Inc.	608,968	(161,387)
Telkonet, Inc.	20,668	37,317
Magic Media Networks, Inc.	477,096	(41,021)
eFoodSafety.com, Inc.	61,224	(2,355)
Full Circle Registry, Inc.	200,000	(99,784)
HydroFlo, Inc.	364,956	88,510
Silver Screen Studios, Inc.	47,615	(29,137)
Peak Entertainment, Inc.	4,000	(7,056)
Swiss Medica, Inc.	200,000	8,683
Jenex Corporation	133,333	(8,099)
Group of zero value shares (2)	Various	(4,585,599)

Total		($3,458,979)

Net realized gains (losses) on investments, net of income tax effect, amounted to $1,555,576 million for the year ended December 31, 2004, and were related to sales of:

Company Name	Number of Shares	Realized Gain (Loss)
Full Circle Registry, Inc.	188,500	($85,395)
Z Trim Holdings (formerly Circle Group Holdings, Inc.)	684,932	1,618,707
Duraswitch Industries, Inc.	34,782	33,226
Innovative Medical Services, Inc.	35,560	(10,962)

Total		$1,555,576

(1)	We elected to abandon our right, title and interest in and to 400,000 shares common stock of HydroFlo, Inc. See note 2 to our consolidated financial statements elsewhere in this annual report on Form 10-K.
(2)	Upon approval from our Board of Directors, our management made the decision to sell these investments because such investments had been carried on our financial statements with a zero value for several quarters. Maintaining these investments was costly due to expenses we incurred in connection with our independent valuation service provider’s quarterly valuation of such investments and, in the opinion of management, the likelihood of the future appreciation in value of such investments was minimal. The following investments were included in the group of zero value shares above: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd. For more information about each of these investments, see the schedule of investments included in our consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Net realized gains and losses can vary substantially due to a variety of factors and may not be indicative of future performance.

Net Changes in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At December 31, 2006, approximately 74% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

(in thousands, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004
Unrealized appreciation/(depreciation)	($25,758)	($333)	($238)	7631%	40%

Net unrealized depreciation on investments, net of income tax effect, amounted to ($25,758,186) for the year ended December 31, 2006 and were related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Health Sciences Group, Inc.	$(434,227)
Xethanol Corporation	(425,918)
Material Technologies, Inc.	(545,424)
Industrial Biotechnology Corporation	(4,914,275)
KP Renewables, plc	(3,830,809)
Advanced Refractive Technologies, Inc.	(1,015,456)
Fuel FX International	(784,954)
Trio Industries Group, Inc.	(8,306,858)
UBA Technology, Inc.	(1,619,168)
CytoDyn, Inc.	(1,736,363)
Avalon Oil and Gas, Inc.	(700,252)
Liberty Diversified Holdings, Inc.	(659,661)
All other investments	(784,821)

$(25,758,186)

The net unrealized depreciation for the year ended December 31, 2006 was mostly due to the significant write down of five of our over 60 investments in our portfolio: Industrial Biotechnology Corp., Trio Industries Group, Inc., KP Renewables, plc., UBA Technology, Inc., and Cytodyn, Inc. Therefore, our Board of Directors determined a write down of the entire investment, totaling $8.3 million net of deferred tax benefit, was appropriate. In September 2006, KP Renewables plc issued a press release that stated the company had been suspended from trading on the London Stock Exchange and that additional financing was required. Since that time, that company has not issued any additional financial or other information. Our Board of Directors determined that a total write down of the shares, totaling $3.8 million net of deferred tax benefit, was appropriate. Industrial Biotechnology Corp., UBA Technology, Inc., and Cytodyn, Inc., investments lost more than half their market price value during the year ended December 31, 2006. The write down for the year for these three investments totaled $8.3 million.

In the fourth quarter, we experienced losses in our portfolio, primarily from the reduction in value of five equity positions. While these losses were significant, failures among small cap companies is not unexpected and may occur in the future. The current portfolio is comprised of more than 60 holdings. Many of these positions are with small capitalization companies which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

Net unrealized depreciation on investments, net of income tax effect, amounted to ($333,176) for the year ended December 31, 2005 and were related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
UTEK Real Estate Holdings	$(148,551)
Z Trim Holdings (formerly Circle Group Holdings, Inc.)	(3,369,849)
Health Sciences Group, Inc.	(513,009)
Swiss Medica, Inc.	(156,262)
Hydroflo, Inc.	(212,458)
Manakoa Services Company	(1,291,108)
Industrial Biotechnology Corporation	2,197,377
KP Renewables, plc	(168,869)
GS Energy Corp (formerly Inseq Corporation)	(1,065,035)
Trio Industries Group, Inc.	616,387
Group of zero value shares (1)	4,100,000
All other investments	(321,799)

$(333,176)

(1)	Upon approval from our Board of Directors, our management made the decision to sell these investments because such investments had been carried on our financial statements with a zero value for several quarters. Maintaining these investments was costly due to expenses we incurred in connection with our independent valuation service provider’s quarterly valuation of such investments and, in the opinion of management, the likelihood of the future appreciation in value of such investments was minimal. The following investments were included in the group of zero value shares above: Provision Operation Systems, Inc., Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd. For more information about each of these investments, see the schedule of investments included in our consolidated financial statements contained elsewhere in this annual report on Form 10-K.

The net unrealized depreciation for the year ended December 31, 2005 was mostly due to the significant write down of three investments in our portfolio, offset by the unrealized gain that resulted from the recognition of losses on several zero value investments (see (1) above). Because we had previously recorded the depreciated value of these investments as unrealized depreciation, we had to make an accounting entry to reverse the unrealized depreciation. This accounting entry resulted in an unrealized appreciation of $4.6 million relating to these investments. The three investments with significant unrealized losses were Z Trim Holdings (formerly Circle Group Holdings, Inc.), Manakoa Services Company, and GS Energy Corp. (formerly Inseq Corporation).

Net change in unrealized depreciation on investments, net of income tax effect, amounted to ($238,214) for the year ended December 31, 2004 and were related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Z Trim Holdings (formerly Circle Group Holdings, Inc,	$493,235
Intra-Asia Entertainment Corporation	(351,868)
E Med Future, Inc.	(135,716)
Zkid Network Company	(423,488)
Manakoa Services Company	197,077
All other investments	(17,454)

$(238,214)

The net unrealized depreciation for the year ended December 31, 2004 was mostly due to the write down of two investments in our portfolio. The two investments with significant unrealized losses were Intra-Asia Entertainment Corporation and Zkid Network Company, and GS Energy Corp. (formerly Inseq Corporation). They each lost a significant portion of their market price value during the year ended December 31, 2005.

Changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors and may not be indicative of future performance.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $9.7 million. We also had investments in U.S. Treasuries and certificates of deposit (CDs) of $4.6 million. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three month to one year maturities. These investments do not qualify as cash equivalents.

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of strategic alliance and other consulting services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary source of liquidity and capital for the year ended December 31, 2006 was $9.7 million in proceeds generated from the sale of shares of our portfolio companies and the completion of a registered offering of shares of our common stock, which generated $9.0 million net of offering costs.

Our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances in exchange for equity securities rather than cash. In the year ended December 31, 2006, 94% of our income from operations was paid in the form of equity securities. Of the $57.0 million in income from operations in 2006, $3.2 million was received in the form of cash. During the year ended December 31, 2006, we used approximately $13.0 million to fund our technology transfer transactions and approximately $11.0 million for operating expenses. During 2007, we expect our cash outflow for technology transfer transactions will be scaled to available cash and that the cost of our operations should be similar to those incurred in 2006.

During the year ended December 31, 2006, we loaned Ybor City Group, Inc., a wholly owned subsidiary of UTEK Real Estate Holdings, Inc., one of our portfolio companies, $1.1 million for real estate improvements to the office buildings located in Tampa, Florida. We expect the renovations to be completed by the spring of 2007 and the additional cash outlay to be less than $350,000. We also invested $1.0 million in cash and issued 82,919 shares of our common stock with a market value of $1.0 million for the acquisition of 22nd Street of Ybor City, Inc., which is also a wholly owned subsidiary of UTEK Real Estate Holdings, Inc.

Our Board of Directors declared two cash dividends of $0.02 per share during fiscal year 2006, for a total of approximately $357,000. On March 30, 2006, our Board of Directors approved a special dividend of $0.02 per share that was paid on May 19, 2006 to shareholders of record on April 28, 2006. On December 1, 2006, our Board of Directors approved a special dividend of $0.02 per share that was paid on January 31, 2007 to shareholders of record on January 12, 2007. Our Board of Directors will have sole discretion in determining whether to declare and pay cash dividends in the future. The declaration of cash dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends in the future could be limited or prohibited by regulatory requirements and the terms of financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are at due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of December 31, 2006, we had no outstanding debt.

We currently intend to fund capital our expenditures, as well as liquidity needs, with existing cash and cash equivalent balances, our investments in U.S. treasuries and certificates of deposit and borrowings, as well as with cash generated by operations, (including the sales of our investments). We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for at least the next twelve months. However, our capital requirements will depend on many factors, the most important factor is our sales of technology rights. We will scale the number of sales of technology rights to available cash resources. We may seek to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to us, if at all.

In February 2007, UTEK entered into an equity monetization agreement with C.E. Unterberg, Towbin, LLC. (“CEUT”). Under this agreement and at UTEK’s request, CEUT will monetize a portion of select, restricted equity stakes that UTEK acquires through its technology transfer services. In consideration for providing these services, CEUT will receive a commission according to a sliding scale, payment of which will be deducted from the proceeds of each sale following settlement.

Contractual Obligations

The following table reflects a summary of our contractual obligations and other commercial commitments as of December 31, 2006:

	Payments due by December 31,					Payments due more than 5 Years
	2007	2008	2009	2010	2011
Operating Lease Obligations	$267,578	$260,402	$141,713	$1,301	$-0-	$-0-

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting estimates are those applicable to the valuation of investments, certain revenue recognition matters and determination of stock-based compensation as discussed below.

Valuation Methodology

We primarily receive illiquid securities in connection with our strategic alliance agreements and technology transfer transactions. These securities are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy on a quarterly basis. We continue to utilize independent valuation service providers to assist the Board of Directors in determining the fair value of our portfolio.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of our portfolio investments. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Upon the sale of our investments, the values that are ultimately realized may be different from the presently determined fair values of such securities. This difference could be material.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

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

Stock-Based Compensation

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

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share were approximately $505,000, $476,000, $0.06 and $0.06 lower, respectively, for the year ended December 31, 2006 than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The impact on our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share had we accounted for stock-based compensation in accordance with SFAS 123(R) in 2005 would have been $329,000, $310,000, $0.04 and $0.05 lower, respectively, for the year ended December 31, 2005 and $261,000, $246,000, $0.04 and $0.04 lower, respectively, for the year ended December 31, 2004. Prior periods were not restated to reflect the impact of adopting the new standard and there is no cumulative effect.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the historical dividend yield.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to materially impact our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of SFAS 157 to materially impact our financial position or results of operations.

Recent Developments

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of December 31, 2006, we had no outstanding debt.

In February 2007, UTEK entered into an equity monetization agreement with C.E. Unterberg, Towbin, LLC. (“CEUT”). Under this agreement and at UTEK’s request, CEUT will monetize a portion of select, restricted equity stakes that UTEK acquires through its technology transfer services. In consideration for providing these services, CEUT will receive a commission according to a sliding scale, payment of which will be deducted from the proceeds of each sale following settlement.

In February 2007, UTEK entered into an equity monetization agreement with vFinance Investments, Inc. (“VFIN”). Under this agreement and at UTEK’s request, VFIN will monetize a portion of select, restricted equity stakes that UTEK acquires through its technology transfer services. In consideration for providing these services, VFIN will receive a commission according to a sliding scale, payment of which will be deducted from the proceeds of each sale following settlement.

The Board of Directors has authorized the Company to repurchase from time to time in the open market up to $4 million of shares of its common stock during the next twelve months. The Board of Directors directed the Company’s management to repurchase shares of the Company’s common stock at such times and in such amounts as management determines to be appropriate. The Company will use its cash on hand to fund any repurchases and is not obligated to acquire any particular amount of common stock pursuant to the repurchase program, which may be suspended at any time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

We are also subject to risk from changes in foreign exchange rates with respect to our subsidiaries that use a foreign currency as their functional currency. Such changes could result in cumulative translation gains or losses that are included in our net assets. Revenue from foreign subsidiaries as a percentage of total revenue was 2% for the year ended December 31, 2006. Our foreign subsidiaries are based in the United Kingdom and Israel. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. We generally do not use foreign currency options and forward contracts to hedge against the earnings effect of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Item 8. Financial Statements and Supplementary Data

UTEK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

UTEK Corporation and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated statements of assets and liabilities of UTEK Corporation and subsidiaries (the “Company”) including the schedule of investments as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and changes in net assets for the three years ended December 31, 2006. These consolidated financial statements and consolidated schedule of investments are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule of investments based on our audits.

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

In our opinion, the consolidated financial statements and schedule of investments referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations, cash flows and changes in net assets for the three years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

February 28, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Pender Newkirk & Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors

UTEK Corporation and Subsidiaries

Tampa, Florida

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that UTEK Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Company, including the schedule of investments, as of December 31, 2006 and 2005, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

February 28, 2006

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2006	December 31, 2005
ASSETS
Investments:
Non-affiliate investments (cost: 2006 - $41,786,374; 2005 - $14,652,995)	$14,578,700	$15,498,623
Affiliate investments (cost: 2006 - 22,354,448; 2005 - $15,486,769)	8,713,900	9,764,550
Controlled investments (cost: 2006 - $15,485,318; 2005 - $2,126,573)	10,001,772	1,888,396
U.S. Treasuries and certificates of deposit (cost: 2006 - $4,584,651; 2005 - $11,601,357)	4,584,651	11,601,357

Total investments	37,879,023	38,752,926
Cash and cash equivalents	9,685,111	5,275,626
Accounts receivable, net of allowance for bad debt	534,605	746,207
Prepaid expenses and other assets	375,007	448,810
Fixed assets, net	595,001	311,103
Goodwill	3,021,163	3,128,139
Intangible assets	190,100	343,149
Deferred tax asset	760,800	—

TOTAL ASSETS	53,040,810	49,005,960

LIABILITIES
Accrued expenses	595,764	367,763
Deferred revenue	1,463,884	1,606,242
Deferred tax liability	—	2,590,837

TOTAL LIABILITIES	2,059,648	4,564,842

NET ASSETS	$50,981,162	$44,441,118

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 8,936,009 and 7,961,505 shares issued and outstanding at December 31, 2006 and 2005, respectively	$89,361	$79,616
Additional paid-in capital	51,993,822	40,347,663
Accumulated income:
Accumulated net operating income	29,721,366	10,134,057
Net realized loss on investments, net of income taxes	(2,065,218)	(2,968,399)
Net unrealized depreciation of investments, net of deferred income taxes	(28,897,125)	(3,138,939)
Foreign currency translation adjustment	138,956	(12,880)

Net assets	$50,981,162	$44,441,118

Net asset value per share	$5.71	$5.58

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

	Year ended December 31
	2006	2005	2004
Income from operations:
Sale of technology rights	$51,190,576	$18,131,941	$5,130,614
Consulting and other services	4,950,036	4,178,504	1,980,944
Investment income, net	812,325	433,378	77,057

	56,952,937	22,743,823	7,188,615
Expenses:
Acquisition of technology rights	12,945,145	4,599,570	1,151,152
Salaries and wages	3,430,327	2,675,317	1,080,196
Professional fees	1,320,108	774,434	559,435
Sales and marketing	2,876,682	2,563,430	1,137,902
General and administrative	4,116,591	2,679,015	1,730,408
Goodwill impairment	234,940	—	—

	24,923,793	13,291,766	5,659,093

Income before income taxes	32,029,144	9,452,057	1,529,522
Provision for income taxes	12,084,937	3,564,227	586,800

Net income from operations	19,944,207	5,887,830	942,722

Net realized and unrealized gains (losses):
Net realized gains (losses) on investments, net of income tax expense (benefit) of $545,163, ($2,086,923) and $938,534 for 2006, 2005 and 2004, respectively	903,181	(3,458,979)	1,555,576
Net change in unrealized depreciation of investments, net of deferred tax benefit of ($15,540,139), ($201,008) and ($143,723) for 2006, 2005 and 2004, respectively	(25,758,186)	(333,176)	(238,214)

Net increase (decrease) in net assets from operations	$(4,910,798)	$2,095,675	$2,260,084

Net increase (decrease) in net assets from operations per share:
Basic	($0.56)	$0.29	$0.41
Diluted	($0.56)	$0.29	$0.37
Weighted average shares:
Basic	8,786,605	7,194,212	5,487,629
Diluted	8,786,605	7,325,312	6,098,537
Dividend declared or paid per share:	$0.04	—	—

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
Operating Activities:
Net increase (decrease) in net assets from operations	($4,910,798)	$2,095,675	$2,260,084
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in net unrealized depreciation of investments	41,298,325	532,762	381,935
Depreciation and amortization	211,933	144,434	53,228
Goodwill and intangible asset impairment	301,469	—	—
(Gain) loss on sale of investments	(1,448,344)	5,545,902	(2,494,110)
Loss on disposal of fixed assets	37,263	—	—
Bad debt expense	108,943	179,980	22,537
Stock compensation	504,589	—	—
Deferred income taxes	(2,911,021)	1,276,296	1,381,616
Investment securities received in connection with the sale of technology rights	(51,190,576)	(18,034,510)	(5,092,399)
Consulting and other services rendered in exchange for investment securities	(2,104,287)	(1,404,096)	(1,020,677)
Changes in operating assets and liabilities:
Accounts receivable	55,859	(576,419)	51,852
Prepaid expenses and other assets	73,801	(88,130)	(92,694)
Deferred revenue	(22,145)	116,052	(96,505)
Accrued expenses	48,969	(404,832)	397,088

Net cash flows from operating activities	(19,946,020)	(10,616,886)	(4,248,045)

Investing Activities:
Proceeds received on sale of equity investments	9,740,302	3,097,496	2,794,186
Purchase of investment securities	(642,638)	(6,800,319)	(5,960,926)
Purchases of fixed assets	(443,536)	(138,402)	(79,855)
Net proceeds from sale (purchases) of short-term investments	7,016,706	—	—
Acquisition of 22nd Street of Ybor City, Inc.	(1,000,000)	—	—
Acquisition of Knowledge Express (net cash acquired $26,423)	—	(1,473,577)	30,188

Net cash flows from investing activities	14,670,834	(5,314,802)	(3,216,407)

Financing Activities:
Net proceeds from issuance of common stock	8,955,182	15,794,705	6,752,642
Proceeds from exercise of stock options / warrants	755,518	1,663,300	1,017,875
Distributions to stockholders	(177,865)	—	—
Payments on bank debt	—	(23,516)	(262,292)

Net cash flows from financing activities	9,532,835	17,434,489	7,508,225

Foreign currency translation adjustment	151,836	(16,357)	41,082

Increase in cash and cash equivalents	4,409,485	1,486,444	84,855
Cash and cash equivalents at beginning of period	5,275,626	3,789,182	3,704,327

Cash and cash equivalents at end of period	$9,685,111	$5,275,626	$3,789,182

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows—Continued

	Year ended December 31
	2006	2005	2004
Supplemental Disclosures of Non-Cash Investing Activities
Investment securities received for unearned strategic alliance services (net)	$2,030,874	$1,862,775	$1,473,918

Dividend declared not paid	$179,032	$—	$—

The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City Group, Inc.	$1,000,000

The Company purchased all of the capital stock of INTRA-DMS, Ltd. for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$502,035
Consideration given		300,000

Liabilities assumed		$202,035

The Company issued 119,134 shares of common stock issued to purchase Ybor City Group, Inc.		$1,650,000

The Company issued 125,715 Shares of Common Stock Issued in Settlement of Note Payable			$847,890

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

The Company purchased all of the capital stock of ABM of Tampa Bay, Inc., for $300,000 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$300,000
Consideration given			300,000

Liabilities assumed			$0

UTEK Corporation

Consolidated Statements of Changes in Net Assets

	Year ended December 31
	2006	2005	2004
Changes in net assets from operations:
Net income from operations	$19,944,207	$5,887,830	$942,722
Net realized gain (loss) on sale of investments, net of related income taxes	903,181	(3,458,979)	1,555,576
Change in net unrealized depreciation of investments, net of related deferred taxes	(25,758,186)	(333,176)	(238,214)

Net (decrease) increase in net assets from operations	(4,910,798)	2,095,675	2,260,084

Distributions to Stockholders (Paid or Declared):
From net income	(356,897)	—	—

Capital stock transactions:
Proceeds from issuance of common stock net of offering costs of $1,044,860, $2,036,042 and $935,758 for the years ended December 31, 2006, 2005 and 2004, respectively	8,955,182	15,794,705	6,738,642
Proceeds from the exercise of stock options	755,518	1,663,300	1,017,875
Issuance of stock options for compensation	504,587	—	—
Deferred tax related to stock-based compensation expense	440,616	—	—
Common stock issued in settlement of note payable	—	—	847,890
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	1,000,000	—	—
Common stock issued in acquisition of Ybor City Group, Inc.	—	1,650,000	—
Common stock issued in acquisition of UTEKip, Ltd.	—	300,000	—
Common stock issued in acquisition of UTEK-EKMS, Inc.	—	—	300,000
Common stock issued in acquisition of Pharma Transfer, Ltd.	—	—	435,000
Common stock issued in acquisition of ABM of Tampa Bay, Inc.	—	—	300,000

Net increase in net assets from stock transactions	11,655,903	19,408,005	9,639,407

Foreign currency translation adjustment	151,836	(155,505)	41,082

Net increase in net assets	6,540,044	21,348,175	11,940,573
Net assets at beginning of year	44,441,118	23,092,943	11,152,370

Net assets at end of year	$50,981,162	$44,441,118	$23,092,943

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments

December 31, 2006

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Refractive Technologies, Inc. Opthalmic technologies
100,000	4/06	Preferred D Stock	$1,996,176	$1,400,000	2.7%
97,000	3/06	Preferred C Stock	2,066,063	1,358,000	2.7
97,000	12/05	Preferred B Stock	1,032,675	705,700	1.4
5,533,333	5/05	Common Stock	158,364	26,200	0.1
		World Energy Solutions, Inc. Energy saving technologies
100,000	10/06	Preferred A Stock	2,632,500	2,430,000	4.8
201,672	9/05	Common Stock	127,714	36,300	0.1
		Advanced Medical Isotope Corporation (11) Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	1,803,417	1,591,300	3.1
600,000	5/06	Common Stock	63,000	96,000	0.2
		Cyberlux Corporation LED lighting solutions
98,000	11/06	Preferred C Stock	1,605,240	1,605,200	3.1
1,481,484	6/06	Common Stock	80,820	40,000	0.1
		American Soil Technologies, Inc. Fertilizer innovation
4,275,000	3/06	Preferred B Stock	1,571,691	1,432,100	2.8
317,857	9/05	Common Stock	70,388	56,700	0.1
6,368,802	9/04	Material Technologies, Inc. Metal fatigue detection	1,839,969	891,600	1.7
984,360	8/05	Broadcast International, Inc. Telecommunications	1,223,592	863,800	1.7
		UBA Technology, Inc. (8) Software development
2,482,521	2/06	Common Stock	1,691,419	600	<.1
95,000	4/06	Convertible Preferred A	1,619,849	714,600	1.4
146,586	4/04	Xethanol Corporation (8) (12) Bioethanol and derivative products	964,599	299,500	0.6
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	205,200	0.4
60,000	12/05	Metamorphix Global (privately held) (12) Design and manufacture of countertops	120,000	120,000	0.2
40,000	7/06	Bacterin International (privately held) Bioactive coatings for medical devices	120,000	120,000	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	96,900	0.2
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	63,800	0.1
171,432	10/06	GammaCan International, inc. Anti-cancer immunotherapy	83,016	51,400	0.1

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	39,300	0.1
176,250	4/05	Maelor Plc (5) Products for niche healthcare applications	24,147	34,200	0.1
1,411,765	7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	56,004	33,900	0.1
2,011,765	5/06	Rheologics, Inc. (8) Study of blood viscosity	86,100	28,200	0.1
1,635,000	3/04	Swiss Medica, Inc. Health bioscience products	304,988	28,000	0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	20,100	<.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	19,500	<.1
33,825	5/05	XLER8, Inc. (Vitacube Systems, Inc). Specialty nutraceuticals	16,427	18,900	<.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	18,600	<.1
697,860	8/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	17,800	<.1
232,211	5/05	Preservation Sciences, Inc. Metal and concrete coatings	—	17,800	<.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	14,300	<.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	201,599	13,900	<.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	13,800	<.1
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	9,100	<.1
258,064	5/06	IPORUSSIA, Inc. Business advisory services provider	24,000	8,800	<.1
115,069	7/06	Inverted Paradigms Corporation Safety and security software	32,510	6,400	<.1
105,600	5/06	HumWare Media Corporation Media advertising	14,236	5,900	<.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	4,300	<.1
774,951	6/06	Universal Detection Technology Detection devices for bacterial spores	30,378	3,600	<.1
660,000	6/05	BP International, Inc. Shade structures	78,852	3,300	<.1
2,335,977	7/06	PracticeXpert, Inc. Operational efficiencies for medical practitioners	27,172	3,300	<.1
808,529	4/04	HydroFlo, Inc. (6) Business development company	125,861	3,000	<.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	2,900	<.1

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
666,668	9/05	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	1,800	<.1
50,925	7/06	Global General Technologies, Inc. Homeland security systems	13,228	1,700	<.1
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	1,400	<.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
7,787,565	6/05	Trio Industries Group, Inc. (8) Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
50,000	3/05	Common Stock	94,500	—	0.0
261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$41,786,374	$14,578,700	28.6%

		Affiliate Investments (2)
9,900,717	4/05	Fuel FX International, Inc. Reductional environmental emissions Common stock	$1,980,142	$1,831,600	3.6%
100,000	1/06	Preferred Series B Stock	2,100,000	990,000	1.9
4,444,876	5/06	DME Interactive Holdings, Inc. (9) Multi-media entertainment	769,820	1,344,600	2.6
35,131,142	5/06	Avalon Oil and Gas, Inc. Oil and gas producers	1,986,939	864,200	1.7
2,040,000	4/06	Cytodyn, Inc. (9) Development stage biotechnology company	3,640,772	856,800	1.7
33,730,000	4/05	WebSky Inc. Broadband wireless	897,750	674,600	1.3
164,951,070	8/06	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,033,434	643,300	1.3
8,512,064	4/04	Manakoa Services Company (11) Compliance analysis and monitoring	2,306,893	415,000	0.8
7,165,000	5/06	NetFabric Holdings, Inc. (9) Information technology services	608,694	394,000	0.8
461,222,608	9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	269,800	0.5
16,037,500	7/06	Liberty Diversified Holdings, Inc. Printing and packaging	1,245,258	187,600	0.4
4,221,165	4/01	Stealth MediaLabs, Inc. Software products	1,708,000	121,600	0.2
3,023,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,601,963	95,200	0.2
2,560,000	8/04	TenthGate, Inc. (9) Healthcare related products and services	40,000	25,600	<.1

		Total Investments in Affiliates	$22,354,448	$8,713,900	17.1%

Shares	Initial Date of Acquisition	Control Investments (3)	Original Cost Basis	Value	Percentage of Net Assets
1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	$4,131,574	$3,614,500	7.1%
52,192,755	3/06	Klegg Electronics, Inc. (10) Manufacturer/distributor for retail electronic products	3,820,274	3,209,900	6.3
21,933,451	8/05	Industrial Biotechnology Corporation (10) Manufactures and markets flavors and fragrances	6,351,998	1,995,900	3.9
(10)	1/06	Ybor City Group, Inc. (privately held) (Demand note, interest rate @ 5%)	1,181,472	1,181,472	2.3

		Total Investments in Control Investments	$15,485,318	$10,001,772	19.6%

		U.S. Treasuries and Certificates of Deposit (4)
Par Value
		U.S. Treasuries:
2,000,000	8/06	United States Treasury, maturity 1/18/07, interest rate @ 5.045%	$1,996,481	$1,996,481	3.9%
1,500,000	8/06	United States Treasury, maturity 2/01/07, interest rate @ 4.952%	1,494,092	1,494,092	2.9
1,000,000	8/06	United States Treasury, maturity 2/15/07, interest rate @ 4.751%	994,078	994,078	1.9

		Total U.S. Treasuries	$4,484,651	$4,484,651	8.8%

		Certificates of Deposit:
100,000	8/06	Washington Mutual Bank CD, maturity 1/30/07, interest rate @ 5.00%	$100,000	$100,000	0.2%

		Total Certificates of Deposit	$100,000	$100,000	0.2%

		Total Investments in U.S. Treasuries and CDs	$4,584,651	$4,584,651	9.0%

		TOTAL INVESTMENTS	$84,210,791	$37,879,023	74.3%

		Cash and other assets, less liabilities		13,102,139	25.7%

		Net assets at December 31, 2006		$50,981,162	100.0%

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

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 2 to the consolidated financial statements.)

•

As of December 31, 2006, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940. During the nine months ended September 30, 2006, the Company made a gift of 5.1 million shares of HydroFlo, Inc. common stock to certain not-for-profit institutions and abandoned its right, title and interest in and to 400,000 shares of HydroFlo, Inc.’s common stock (See note 2 to the consolidated financial statements).
(7)	Investment consists of a loan receivable.
(8)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(9)	During the period ended December 31, 2006, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).
(10)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Control investments based on the criteria in notes (2) and (3).
(11)	Advanced Medical Isotope Corporation and Manakoa Services Company are related parties through common management.
(12)	Xethanol Corporation and Metamorphix Global are parties related though common management.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments

December 31, 2005

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
13,240,000	8/05	Industrial Biotechnology Corp. Manufactures and markets flavors and fragrances	$2,170,068	$5,693,200	12.8%
1,200,275	4/04	Xethanol Corporation (9) Bioethanol and derivative products	3,463,007	3,480,797	7.8
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
(6)	9/05	Convertible Debenture, due 9/30/06	1,884,920	1,666,666	3.7
50,000	3/05	Common Stock	94,500	42,000	0.1
973,508	1/02	Circle Group Holdings, Inc. Small business holding company	430,506	973,508	2.2
97,000	12/05	Advanced Refractive Technologies, Inc. (preferred stock) Opthalmic technologies	1,114,671	964,075	2.1
1,533,333	5/05	Advanced Refractive Technologies, Inc. (Visijet, Inc.) Ophthalmic technologies	81,996	15,333	0.1
250,000	5/05	Harborlight Diversified Fund, LP (privately held) (7) Diversified mutual and hedge funds	250,000	262,020	0.5
50,000	7/05	Israel Technology Acquisition Corporation (5) Special purpose acquisitions	300,000	251,500	0.5
40,000	7/05	Fortress America Acquisition Corporation Special purpose acquisitions	240,000	240,800	0.5
359,182	4/05	NutraCea International Corporation Rice bran research and development	147,265	204,734	0.4
2,100,000	3/04	Swiss Medica, Inc. Health bioscience products	381,268	191,100	0.4
720,637	4/03	Intra-Asia Entertainment Corporation Digital television entertainment	1,607,494	136,921	0.3
645,000	3/03	Sequiam Corporation Authentication and biometrics technologies	185,726	135,450	0.3
60,000	12/05	Metamorphix Global (privately held) (9) Design and manufacture of countertops	120,000	120,000	0.2
800,000	9/05	Quest Minerals & Mining Corporation Coal and mineral mining	81,228	104,000	0.2
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	94,288	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	76,800	0.2
30,379	12/05	Amazing Technologies Corporation Web services supplier and integrator	77,544	76,555	0.2

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	75,758	0.2
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	75,000	0.2
91,885	10/04	Pacific Biometrics, Inc. Specialty central laboratory services	59,356	74,427	0.2
31,413	9/05	World Energy Solutions, Inc. Energy saving technologies	71,256	57,172	0.1
342,857	9/05	American Soil Technologies, Inc. Fertilizer innovation	75,996	54,857	0.1
54,857	5/05	Vitacube Systems Holding, Inc. Specialty nutraceuticals	84,852	54,308	0.1
40,000	8/05	Broadcast International, Inc. Telecommunications	80,916	54,000	0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	50,160	0.1
333,332	5/05	Hybrid Fuel Systems, Inc. Patented natural gas/diesel dual fuel technology	78,852	43,333	0.1
29,999	7/04	INyX, Inc. Aerosol drug delivery	19,813	41,399	0.1
413,482	5/05	Preservation Sciences, Inc. Metal and concrete coatings	—	30,184	0.1
675,032	6/03	E Med Future, Inc. Needle destruction device	357,767	26,326	0.1
750,000	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	22,500	0.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	223,984	20,998	0.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	18,200	0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	16,286	0.1
176,250	4/05	Maelor Plc (5) Products for niche healthcare applications	24,147	16,039	0.1
480,000	4/05	Websky Inc. Broadband wireless	—	12,000	0.1
61,224	3/04	eFoodSafety.com Inc. Safety of fruit, vegetables, poultry, beef and seafood	20,863	9,796	0.1
67,904	12/03	Magic Media Networks, Inc. Digital display monitor networks	7,831	6,722	<.1
36,923	9/04	Material Technologies, Inc. Metal fatigue detection	78,672	4,800	<.1
295,500	7/04	Veridium Corporation Environmental services business	69,032	3,546	<.1
14,796	1/04	GeneThera, Inc. Molecular biotechnology products	36,014	1,065	<.1

		Total Investments in Non-Affiliates	$14,652,995	$15,498,623	34.9%

Shares	Initial Date of Acquisition	Affiliate Investments (2)	Original Cost Basis	Value	Percentage of Net Assets
2,915,489	6/05	Trio Industries Group, Inc, Protective powder coating	$3,997,210	$4,985,486	11.2
9,900,717	4/05	Fuel FX International, Inc. (privately held) Reductional environmental emissions	1,980,142	1,980,143	4.5
3,123,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,685,189	874,637	2.0
484,782,608	9/05	INSEQ Corporation Waste minimization	2,434,783	727,174	1.6
6,343,573	4/04	HydroFlo, Inc. (8) Waste water treatment solutions	854,602	596,296	1.4
7,647,561	4/04	Manakoa Services Company Compliance analysis and monitoring	2,258,837	504,739	1.1
960,779	6/99	Clean Water Technologies, Inc. Environmental services	568,006	92,235	0.2
480,000	8/04	TenthGate, Inc. Healthcare related products and services	—	3,840	<.1
4,221,165	4/01	Stealth MediaLabs, Inc. Software products	1,708,000	—	0.0
100,000	8/04	Myrmidon Biomaterials, Inc. (privately held) Biomaterial tendon replacement	—	—	0.0

		Total Investments in Affiliates	$15,486,769	$9,764,550	22.0%

		Controlled Investment (3)
1,000	11/99	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$2,126,573	$1,888,396	4.2

		Total Investment in Controlled Investment	$2,126,573	$1,888,396	4.2%

		U.S. Treasuries and Certificates of Deposit (4)
Par Value
		U.S. Treasuries:
1,000,000	11/05	United States Treasury, maturity 1/19/06, interest rate @ 3.712%	$998,250	$998,250	2.3%
1,000,000	11/05	United States Treasury, maturity 2/23/06, interest rate @ 3,841%	994,600	994,600	2.2
1,000,000	11/05	United States Treasury, maturity 4/20/06, interest rate @ 4.068%	988,010	988,010	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.747%	984,330	984,330	2.2
1,000,000	8/05	United States Treasury, maturity 5/15/06, interest rate @ 3.759%	984,330	984,330	2.2
4,000,000	11/05	United States Treasury, maturity 8/15/06, interest rate @ 4.234%	3,894,200	3,894,200	8.8
1,000,000	11/05	United States Treasury, maturity 3/23/06, interest rate @ 3.923%	991,340	991,340	2.2

		Total U.S. Treasuries	$9,835,060	$9,835,060	22.1%

Shares	Initial Date of Acquisition	U.S. Treasuries and Certificates of Deposit (4)	Original Cost Basis	Value	Percentage of Net Assets
		Certificates of Deposit:
100,000	8/05	Community Cent Bank CD, maturity 2/17/06, interest rate @ 3.15%	$99,831	$99,831	0.3%
100,000	8/05	Acacia Fed Savgs Bank CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Banco Popular CD, maturity 2/23/06, interest rate @ 3.15%	99,807	99,807	0.3
100,000	8/05	Western Bank CD, maturity 2/24/06, interest rate @ 3.2%	99,810	99,810	0.3
100,000	8/05	First Fed Sav Bank CD, maturity 3/8/06, interest rate @ 3.5%	99,820	99,820	0.3
100,000	8/05	Merchants & Fmrs Bank CD,maturity 2/28/06, interest rate @3.15%	99,788	99,788	0.2
100,000	8/05	Franklin Bank CD, maturity 3/2/06, interest rate @ 3.15%	99,795	99,795	0.2
100,000	8/05	Sky Bank CD, maturity 3/3/06, interest rate # 3.25%	99,791	99,791	0.2
100,000	8/05	Indymac Bank CD, maturity 3/9/06, interest rate @ 3.25%	99,768	99,768	0.2
100,000	8/05	Oriental Bank CD, maturity 3/9/06, interest rate @ 3.3%	99,777	99,777	0.2
100,000	8/05	Park Cities Bank CD, maturity 3/10/06, interest rate @ 3.25%	99,784	99,784	0.2
100,000	8/05	Wright Express Finl Serv CD, maturity 3/15/06, interest rate @ 3.5%	99,798	99,798	0.2
100,000	8/05	First Bank CD, maturity 3/15/06, interest rate @ 3.6%	99,791	99,791	0.2
100,000	8/05	Baylake Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,527	99,527	0.2
71,000	9/05	Capital Crossing Bank CD, maturity 6/28/06, interest rate @ 3.8%	70,700	70,700	0.1
100,000	9/05	New Frontier Bank CD, maturity 6/28/06, interest rate @ 3.8%	99,577	99,577	0.2
100,000	8/05	Doral Bank CD, maturity 6/23/06, interest rate @ 3.7%	99,507	99,507	0.2
100,000	9/05	Union Bank CD, maturity 6/30/06, interest rate @ 3.9%	99,619	99,619	0.2

		Total Certificates of Deposit	$1,766,297	$1,766,297	4.0%

		Total Investments in U.S. Treasuries and CDs	$11,601,357	$11,601,357	26.1%

		TOTAL INVESTMENTS	$43,867,694	$38,752,926	87.2%

		Cash and other assets, less liabilities		5,688,192	12.8%

		Net assets at December 31, 2005		$44,441,118	100.0%

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

•

As of December 31, 2005, all of the securities that we own are subject to legal restrictions on resale with the exception of Circle Group Holdings, Inc., Israel Technology Acquisition Corp., Harborlight Diversified Fund, LP and Fortress America Acquisition Corp. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

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

(1)	These are non-affiliate investments. Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities of the company.
(2)	These are affiliate investments. Affiliate investments are generally defined under the Investment Company Act of 1940 as companies which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(3)	This is a control investment. Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities of the Company. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds three investments: Rosbon LLC, ABM of Tampa Bay, Inc., and Ybor City Group, Inc. UREHI holds 150 shares of the total shares outstanding of Rosbon LLC and all of the outstanding shares of ABM of Tampa Bay, Inc., and Ybor City Group, Inc.
(4)	The Company invests excess cash in a number of U.S. Treasury Bills and Certificates of Deposit. These short-term investments normally have three-month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or principal place of business is outside the U.S.
(6)	Investment consists of a £1.25 million convertible debenture ($2,148,500 at December 31, 2005). The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.
(7)	Non-registered investment company.
(8)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940.
(9)	Xethanol Corporation and Metamorphix Global are parties related through common management.

See accompanying notes

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

The Company

UTEK is a market-driven technology transfer business that assists companies in identifying and acquiring technologies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for potential commercial development and use. UTEK’s goal is to provide our clients an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

UTEK seeks to achieve its investment objective by creating newly formed companies to acquire new technologies invented primarily by employees of universities, medical centers and federal research laboratories. The Company intends to sell these newly formed companies principally to publicly traded companies and to a lesser extent to privately owned companies in tax-free stock for stock exchanges or for cash consideration. This unique technology-transfer process is called U2B®. The shares we receive in consideration for these sales will, in the course of our business, be sold for cash or other assets. We seek to enter into such technology transfer transactions with publicly traded companies whenever possible, as this provides us with the potential for added liquidity.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company’s strategic objective is to increase our net assets by effectuating technology transfer transactions with companies pursuant to which we receive securities or cash as compensation for the sale of new technology rights.

Strategic Alliance Agreements

Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers and federal research laboratories. We normally receive unregistered shares of common or preferred stock or cash from companies as payment for the services we render under our strategic alliances. All of our technology transfer transactions are completed pursuant to our strategic alliance agreements with our client companies.

Technology Transfers

To effectuate a technology transfer transaction, we will typically create a newly formed company to acquire a new technology from a university, medical center or federal research laboratory and then sell this newly formed company to our client for securities or cash. We call this unique technology transfer process U2B®. It is our plan that the shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. A benefit of effectuating technology transfer transactions through our U2B® investment process is that such transactions do not result in a current taxable event for us for income tax purposes. We have not acquired, and do not currently intend to acquire a new technology from a university, medical center and federal research laboratory in connection with our U2B® process without the prior agreement of our client to subsequently acquire such new technology from us.

Principles of Consolidation

UTEK Corporation commenced operations in 1997 in the business of technology transfer originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe) and UTEKip Ltd. (Israel). The UTEK-EKMS, Inc. legal entity was dissolved in July 2006 and is now operating as a division of UTEK Corporation. All intercompany transactions and balances are eliminated in consolidation.

These operating subsidiaries provide comprehensive technology transfer related services to the Company and its portfolio companies. Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 balances to conform to the 2006 financial statement presentation.

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents.

Investments

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the national securities exchange or national securities association.

The Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities, and the differences could be material. Substantially all of the Company’s investments owned at December 31, 2006 and December 31, 2005 (74% and 87% of net assets, respectively), are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock provided by the portfolio companies in exchange for both strategic alliance services and technology transfers transactions are recorded at fair value on the day that the transactions are executed. The certificates are received subsequent to the transaction date.

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was approximately $38,000 and $26,000 as of December 31, 2006 and 2005, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. The Company believes that no impairment of fixed assets exists at December 31, 2006 or 2005.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in the statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of the assets acquired in connection with the Company’s acquisitions. Intangible assets represent the cost of websites, customer lists and software obtained in connection with certain of the Company’s acquisitions. The Company adheres to the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not being amortized but is subject to annual impairment tests. Intangible assets with finite lives are amortized over their estimated useful lives.

Impairment of Long-lived Assets

We account for long-lived asset impairments under Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold are classified as Discontinued Operations, stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized.

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

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Sale of Technology Rights

The Company recognizes revenue from the sale of technology rights upon the exchange of the securities of our newly formed companies for securities in the portfolio company that acquires such newly formed company and the technology held by such newly formed company. The Company records revenue based on the fair value of the consideration received. In most cases, the consideration received for the rights is unregistered shares of common or preferred stock of the portfolio company.

Strategic Alliance Agreements

Strategic alliance services are performed pursuant to service agreements (usually one year in length) in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the portfolio company or cash. These agreements are typically cancelable with thirty days notice.

Revenue from strategic alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For strategic alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value.

Revenue from consulting contracts is recognized ratably over the term of the contract, typically ninety days. These contracts are generally paid in the form of cash.

Revenue from the sale of subscriptions to the Company’s websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription.

Acquisition of Technology Rights

The direct costs associated with the Company’s technology transfers are recorded as “acquisition of technology rights” within expenses on the accompanying statements of operations and may include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies.

Stock-Based Compensation

At December 31, 2006, the Company had two stock-based equity compensation plans, which are described more fully in Note 9.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Prior to the adoption of SFAS 123(R), we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value estimated in accordance with the provisions of SFAS 123(R). For equity awards granted after the date of adoption, the Company amortizes share-based compensation expense on a straight-line basis over the vesting term. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures, both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations. Prior periods were not restated to reflect the impact of adopting the new standard and there is no cumulative effect.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. The original cost basis of the securities we receive in connection with our strategic alliance agreements and technology transfers is equal to the amount of revenue we recognized upon the receipt of such securities. Net change in unrealized appreciation or depreciation of investments reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Per Share Data

Basic Per Share Data is computed on the basis of the weighted average number of shares of common stock outstanding during the year. Diluted Per Share Data is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares consist of outstanding stock options.

Components of basic and diluted Per Share Data are as follows:

	2006	2005	2004
Weighted average outstanding shares of common stock	8,786,605	7,194,212	5,487,629
Dilutive effect of stock options	—	131,100	610,908

Common stock and common stock equivalents	8,786,605	7,325,312	6,098,537

Shares excluded from calculation of diluted Per share data (1)	582,050	117,500	90,000

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted Per share data because their inclusion would have been anti-dilutive. The shares excluded from the calculation for the year ended December 31, 2006 would have been anti-dilutive because there was a net decrease in net assets from operations during the period.

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends to Shareholders

Dividends to shareholders are recorded on the date of declaration.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of U.S. Treasuries and certificates of deposit is recorded based upon their market value.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and its U.S. Treasuries and certificates of deposit with high credit quality financial institutions. Such investments were in excess of FDIC insurance limits. The Company has not experienced any losses on such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates relate to the valuation of the investment portfolio and the recognition of revenue in connection with the receipt of unregistered securities pursuant to strategic alliance agreements and technology transfers. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 in 2006 did not have a material impact on the consolidated financial statements.

2. Investments

Investments at December 31, 2006 and December 31, 2005 (74% and 87% of net assets, respectively) were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

The 1940 Act prohibits the Company from acquiring (i) more than 3% of the total outstanding shares of another investment company; (ii) shares of another investment company having an aggregate value in excess of 5% of the value of the Company’s total assets; or (iii) shares of another registered investment company and all other investment companies having an aggregate value in excess of 10% of the value of the Company’s total assets. Subsequent to the Company’s acquisition of shares of common stock in HydroFlo, Inc., the Company became aware that HydroFlo, Inc. was a closed-end management investment company that had elected to be treated as a BDC under the 1940 Act. Because the Company’s ownership of HydroFlo, Inc. exceeded certain of the limits set forth above, the Company made a gift of 5,100,000 shares of HydroFlo, Inc.’s common stock to certain nonprofit organizations during the year ended December 31, 2006. The fair market value of such shares immediately prior to such gift was approximately $663,000. As a result, the Company recorded an expense in the amount of $663,000, which is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006.

The Company also elected to abandon its right, title and interest in and to 400,000 shares of common stock of HydroFlo, Inc. because HydroFlo, Inc. may have issued such shares in violation of the 1940 Act. Such shares were originally issued by HydroFlo, Inc. to the Company pursuant to a strategic alliance agreement. Such action resulted in the Company’s recognition of a $7,000 capital loss, net of income tax, during the year ended December 31, 2006.

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

During September 2005, upon approval by the Board of Directors, management made the decision to sell some of the investments that the Company had carried on its financial statements with a zero value for several quarters. Maintaining these investments was costly and the likelihood of future value was minimal. The following investments were included in the group of zero value shares: Provision Operation Systems, Inc.,

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advanced Recycling Sciences, Inc., Graphco Holdings Corp., Nubar, Inc., Assuretec Holdings, Inc., Prime Pharmaceutical Corporation, Primapharm Funding Corporation, Silver Screen Studios, Inc., Mixed Entertainment, Inc., Hydrogen Technology Applications, Inc., Zkid Network Company, GreenWorks Corporation, and Xeminex, Ltd.

Strategic Alliances:

During the year ended December 31, 2006, we entered into forty-four strategic alliance agreements. Of these, fifteen were terminated during the year ended December 31, 2006 and two were terminated subsequent to December 31, 2006. As a result of these agreements, the fair value of the Company’s assets increased by $2.7 million for the year ended December 31, 2006. The income recognized from all strategic alliance agreements for the year ended December 31, 2006 was approximately $2.2 million. At December 31, 2006, the Company had twenty-six active strategic alliance clients.

During the year ended December 31, 2005, we entered into thirty-six strategic alliance agreements, of which, four were subsequently terminated in 2005 and four were terminated in 2006. As a result of these agreements, the fair value of the Company’s assets increased by $1.6 million at December 31, 2005. The income recognized from all strategic alliance agreements for the year ended December 31, 2005 was approximately $1.4 million.

During the year ended December 31, 2004, we entered into seventeen strategic alliance agreements, of which, two were subsequently terminated in 2005. As a result of these agreements, the fair value of the Company’s assets increased by $1.2 million at December 31, 2004. The income recognized from all strategic alliance agreements for the year ended December 31, 2004 was approximately $1.0 million.

Technology Transfers:

All of our technology transfers are generally completed according to our strategic alliance service agreements with our clients. During the year ended December 31, 2006, we completed the following twenty-nine technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares	Price per Share (1)
January 20	Fuel FX International, Inc.	Emissions-Detection Technologies, Inc.	100,000(2)	$21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360	1.210
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000	0.027
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	1,805,000	1.350
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000	0.0367
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	97,000(3)	21.300
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	1,566,089	2.090
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	100,000(4)	19.960

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares	Price per Share (1)
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	48,614,797(5)	0.034
May 1	Industrial Biotechnology Corp.	Bio-Repellant Technologies, Inc.	3,865,979	0.720
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	(6)
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	(7)
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	1,470,987	1.770
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	(8)
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	136,838	6.400
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	22,941,327	0.104
July 12	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	15,437,500	0.082
July 14	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	4,426,136	0.170
July 18	Cytodyn, Inc.	Advanced Influenza Technologies, Inc.	2,000,000	1.780
August 11	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	7,125,000	0.083
August 18	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	35,749,213	0.047
August 29	Industrial Biotechnology Corp.	Advanced Pheromone Technologies, Inc.	4,642,857	0.290
September 12	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	15,437,500	0.076
September 22	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	95,000(9)	18.983
October 9	World Energy Solutions, Inc.	Pure Air Technologies, Inc.	100,000(10)	26.325
November 1	Klegg Electronics, Inc.	Universal Wireless Technologies, Inc.	28,771,428	0.0469
November 8	Avalon Oil & Gas, Inc.	IntelliWell Technologies, Inc.	19,000,000	0.0335
November 10	Cyberlux Corporation	SPE Technologies, Inc.	98,000	16.380
December 6	Cargo Connection Logistics Holding, Inc.	Nuclear Material Detection Technologies, Inc.	168,539,326	0.00596

During the year ended December 31, 2005, we completed the following fourteen technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares	Price per Share (1)
January 10	Xethanol Corp.	Superior Separation Technologies, Inc.	250,000	$2.500
February 22	Health Sciences Group, Inc.	Open Cell Biotechnologies, Inc.	822,845	0.730
March 31	Swiss Medica, Inc.	Anti Depression Biohealth Solutions, Inc.	1,862,069(11)	0.190

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares	Price per Share (1)
June 30	Manakoa Services Corp.	Vigilant Network Technologies, Inc.	5,365,854	0.280
July 18	eLinear Corp.	Secure Voice Communications, Inc.	150,528	0.690
August 5	Industrial Biotechnology Corp.	Advanced Bioscience, Inc.	Preferred A 10,000,000	0.200
August 15	Xethanol Corp.	Xylose Technologies, Inc.	567,857	3.020
September 1	Fuel FX International Inc.	Emissions-Reduction Technologies, Inc.	5,715,000	0.200
September 15	Inseq Corp.	Separation and Recovery Technologies, Inc.	434,782,608	0.0056
September 30	Kwikpower International, PLC	Biodiesel Technologies, Inc.	(12)	2.500
October 3	Trio Industries	Kenaf Core Technologies, Inc.	1,153,178	1.230
October 12	Fuel FX Internaitional, Inc.	Emissions Analysis, Inc.	3,500,000	0.200
November 17	Trio Industries, Inc.	Cornboard Technologies, Inc.	1,643,500	1.530
December 13	Advanced Refractive Technologies, Inc.	Optimetrix Technologies, Inc.	Preferred B 97,000	10.650

During the year ended December 31, 2004, we completed the following ten technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares	Price per Share (1)
April 30	Zkid Network Company	Web Safe Technologies, Inc.	9,550,000	$0.110
June 25	Xethanol Corp.	Advanced Bioethanol Technologies, Inc.	200,000	2.500
August 2	HydroFlo, Inc.	Arsenic Removal Technologies, Inc.	2,823,529	0.140
August 5	Manakoa Services Company	Advanced Cyber Security, Inc.	2,000,000	0.270
August 10	Power3 Medical Products, Inc.	Ice Technologies, Inc.	141,000	1.380
September 30	Xethanol Corp.	Ethanol Extraction Technologies, Inc.	169,230	2.500
October 25	Health Sciences Group, Inc.	Polymann Technologies, Inc.	1,160,000	0.460
October 25	Health Sciences Group, Inc.	Apple Peel Technologies, Inc.	1,200,000	0.460
December 17	Bioflavorance Technology & Research, Inc.	Advanced Flavors and Fragrances, Inc.	(13)	0.000
December 17	Hydroflo, Inc.	Safety Scan Technology, Inc.	3,485,000	0.130

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred B shares convertible into common shares based on a value of $2.1 million.
(3)	Preferred C shares convertible into common shares based on a value of $2.8 million.
(4)	Preferred D shares convertible into common shares based on a value of $2.0 million.
(5)	The Company also received 95,000 Preferred A shares convertible into common shares based on a value of $2.5 million.

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.4 million common shares underlying the convertible debenture.
(7)	Consideration consisted of a £1.3 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.5 million common shares underlying the convertible debenture.
(8)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.3 million common shares underlying the convertible debenture.
(9)	5% Preferred A shares convertible into common shares based on a value of $3,182,500.
(10)	Preferred A shares convertible into common shares based on a value of $4,050,000 million
(11)	The Company also received $96,637 in cash.
(12)	Consideration consisted of a £1.25 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 1,984,126 common shares underlying the convertible debenture.
(13)	The Company was to receive 500,000 shares of Bioflavorance Technology & Research, Inc., 20,000,000 shares of Uniphyd Corporation and 175,000 shares of Sinofresh, Inc. These shares were subsequently exchanged for 3,000,000 shares of Industrial Biotechnology Corp.

On August 2, 2004, the Company assisted Shriners Hospitals for Children in transferring a tendon replacement technology they had developed and patented to Crystal Point Partners. As consideration for the services it rendered in connection with the transfer, the Company received 50% of the upfront consideration from the license agreement with Shriners Hospitals for Children and Myrmidon Biomaterials, Inc., including 100,000 unregistered shares of common stock from Myrmidon Biomaterials, Inc. During 2006, with approval by the Board of Directors, management determined that the investment in Myrmidon Biomaterials, Inc. was permanently impaired. The Company has written off the investment.

3. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2006	2005
Computer Equipment	$456,149	$255,628
Furniture and Fixtures	350,655	172,185
Leasehold Improvements	5,017	38,762

	811,821	466,575
Less: Accumulated Depreciation	(216,820)	(155,472)

	$595,001	$311,103

Depreciation expense was approximately $122,000, $43,000, and $30,000 for the years ended December 31, 2006, 2005, and 2004 respectively.

4. Goodwill

The Company decided during 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business.

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These changes were other-than-temporary; therefore management determined there was an impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for UTEKip (Israel segment) in 2006. Based on an analysis of the undiscounted cash flows, the company determined that the goodwill for this reporting unit was impaired. This resulted in a write-down of approximately $235,000, $147,000 after tax, which is an operating expense in the statement of operations for the year ended December 31, 2006.

The carrying amount of goodwill is summarized in the following table:

	December 31,
	2006	2005
UTEK-Europe, Ltd.	$562,501	$562,501
UTEK-EKMS, Inc.	426,869	426,869
Pharma-Transfer, Ltd.	528,553	528,553
UTEKip, Inc.	—	234,400
Knowledge Express	1,488,110	1,488,110
Currency exchange adjustment	15,130	(112,294)

	$3,021,163	$3,128,139

5. Intangible Assets

During 2006, the Company decided to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. In connection therewith, the Company ceased operation of the UTEKip website as of December 31, 2006 and wrote-off the remaining carrying value of the related intangible asset. This resulted in an impairment charge of approximately $51,000, $32,000 after tax, which is included in general and administrative expenses in the statement of operations (Israel segment) for the year ended December 31, 2006.

The Company ceased operation of the UTEK-EKMS website during 2006 as a result of duplication of website contents with other UTEK websites. The Company wrote-off the remaining carrying value of the related intangible asset. This resulted in an impairment charge of approximately $16,000, $9,000 after tax, which is included in general and administrative expenses in the statement of operations (United States segment) for the year ended December 31, 2006. The Company believes that no additional impairment of intangible assets exists at December 31, 2006.

The carrying amount of intangible assets is summarized in the following table:

	December 31,
	2006	2005
Tech-Ex website	$70,900	$70,900
Uventures website	40,000	40,000
Pharma-Transfer website	112,195	112,195
UTEKip website	—	75,000
UTEK-EKMS website	—	25,000
Knowledge Express customer list/website/trademarks	150,000	150,000

	373,095	473,095
Less: Accumulated amortization	(182,995)	(129,946)

	$190,100	$343,149

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are being amortized over the estimated useful lives of the respective assets of five years. Amortization expense related to intangible assets was approximately $90,000, $80,000 and $23,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense for intangible assets for the years 2007, 2008, 2009 and 2010 will be approximately $66,000, $59,000, $50,000 and $15,000, respectively.

6. Note Payable

In January 2004, the Company repaid $880,000 due on a $1,000,000 loan by issuing 125,715 shares of our common shares to the lender. The shares were issued at an effective value of $7.00 per share. The Company recognized $32,000 of interest expense within general and administrative expenses on the accompanying 2004 statement of operations.

7. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Deferred:
Federal	$10,935,888	$3,226,692	$530,196
State	1,149,049	337,535	56,604

	12,084,937	3,564,227	586,800

	$12,084,937	$3,564,227	$586,800

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2006	2005	2004
Tax at U.S. statutory rate	$10,889,909	$3,213,699	$520,037
State taxes, net of federal benefit	1,162,658	337,535	56,604
Other	32,370	12,993	10,159

	$12,084,937	$3,564,227	$586,800

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2006	2005
Net operating loss carryforward	$3,107,826	$2,806,594
Tax credit carryforward	—	—
Other	(15,375)	2,690
Investments	(2,331,651)	(5,400,121)

Net deferred tax asset (liability)	$760,800	($2,590,837)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance was not necessary as of December 31, 2006 and 2005.

At December 31, 2006, the Company had available U.S. net operating loss carry-forwards of approximately $6,560,000 which expire as follows: 2021 - $707,000; 2022 - $372,000; 2023 - $1,645,000; and 2025 - $3,836,000.

8. Stockholders’ Equity

Transactions in common stock for the three years ended December 31, 2006, were as follows:

Common Stock	Shares	Par Value	Paid-In Capital
Balance at December 31, 2003	4,790,550	$47,906	$10,943,549

Employee stock options exercised	142,500	1,425	1,016,450
Warrants exercised	15,681	157	(157)
Loan repayment	125,715	1,257	832,633
Private placement—January 2004	407,986	4,080	2,566,232
Private placement—April 2004	100,000	1,000	899,000
Exempt offering—September 2004	350,000	3,500	3,667,242
Acquisition of UTEK-EKMS, Inc	20,605	206	299,794
Acquisition of Pharma-Transfer, Ltd	29,592	296	434,704
Acquisition of ABM of Tampa Bay, Inc	20,534	205	299,795

Balance at December 31, 2004	6,003,163	$60,032	$20,959,242

Employee stock options exercised	246,750	2,468	1,660,832
Warrants exercised	16,993	170	(170)
Acquisition of UTEKip, Ltd	19,895	199	299,801
Acquisition of Ybor City Group, Inc.	119,134	1,191	1,648,809
AIM Listing	1,224,610	12,246	12,461,671
Private Placement—August 2005	330,960	3,310	3,317,478

Balance at December 31, 2005	7,961,505	$79,616	$40,347,663

Stock-based compensation expense	—	—	504,589
Deferred tax related to stock-based compensation expense	—	—	440,616
Employee stock options exercised	75,255	753	754,764
Private placement—February 2006	816,330	8,163	8,947,019
Acquisition of 22nd Street of Ybor City, Inc.	82,919	829	999,171

Balance at December 31, 2006	8,936,009	$89,361	$51,993,822

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 30, 2006, the Company declared a dividend of $0.02 per share to stockholders of record as of April 28, 2006. The dividend was paid on May 19, 2006. The Company also declared a dividend of $0.02 per share to stockholders of record as of January 8, 2007. This dividend was paid on January 31, 2007.

See Note 9 for further information on stock-based compensation expense and employee stock options exercised. See Note 11 for further information on acquisitions.

9. Stock Compensation, Stock Options and Warrants

The Company had two stock-based equity compensation plans at December 31, 2006. The Company adopted a stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, as amended, the Company is authorized to issue options to purchase up to 1,385,000 shares of the Company's common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan, as amended, that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 315,000 shares of the Company’s common stock. Under the 2000 Plan, as amended, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. Options, under both plans, are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. At December 31, 2006, the Company had 593,445 shares available for future stock option grants under existing plans.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”) Share-Based Payment. Prior to the adoption of SFAS 123(R), we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard and there is no cumulative effect.

The following table illustrates the impact SFAS 123(R) has had on our net increase (decrease) in net assets from operations (net earnings (loss)) and related per share information for the year ended December 31, 2006 and

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the pro forma effects on our net increase in net assets from operations (net earnings) and related per share information (earnings (loss) per share) for the years ended December 31, 2005 and 2004 had SFAS 123(R) been in effect in 2005 and 2004.

	2006	2005	2004
Net increase (decrease) in net asset, as reported	(4,910,798)	$2,095,675	$2,260,084
Increase (decrease) in net asset per share, as reported
Basic	($0.56)	$0.29	$0.41
Diluted	($0.56)	$0.29	$0.37
Compensation expense per SFAS 123, net of related tax effect*	476,432	—	—
Pro forma effects
Pro forma compensation expense per SFAS 123, net of related tax effect*	—	310,472	246,244
Net increase (decrease) in net asset, pro forma	($4,434,366)	$1,785,203	$2,013,840
Increase (decrease) in net asset per share, pro forma
Basic	($0.50)	$0.25	$0.37
Diluted	($0.50)	$0.24	$0.33

*	Tax effect pertains only to certain non-qualified stock options.

The impact of SFAS 123(R) on cash used in operations was an increase of approximately $505,000 as of December 31, 2006. There was no impact on cash flow from investing or financing activities for 2006.

During the first three quarters of 2006, the Company segregated stock-based compensation expense into salaries and wages, sales and marketing, and general and administrative in the consolidated statements of operations. During the fourth quarter of 2006, the Company reclassified all stock-based compensation expense for the year into salaries and wages. As a result, stock-based compensation for the year ended December 31, 2006 is included in salaries and wages in the accompanying consolidated statements of operations.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the year ended December 31, 2006 were calculated as follows:

•	Expected dividend yield—based on the Company’s historical dividend yield.

•	Expected volatility—based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate—based on the U.S. Treasury yield curve in effect at the time of grant.

•

Expected life of options—calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Expected dividend yield	0-0.12%	0%	0%
Expected volatility	54-64%	28%	28%
Risk-free interest rate	4.35-5.21%	3.76-4.55%	2.78-5.91%
Expected life of options	3.5-3.75 years	3.5-4.0 years	5.0 years
Weighted average grant date fair value	$6.61	$4.12	$2.53

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net cash proceeds from the exercise of stock options were approximately $756,000 for the year ended December 31, 2006. Compensation expense related to common stock options was approximately $476,000 for the year ended December 31, 2006. The tax benefit from the exercise of common stock options was not significant during 2006. At December 31, 2006, there was $1,148,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 3.0 years.

The following table represents stock option activity as of and for the three years ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—December 31, 2003	620,017	$6.89
Granted	116,000	14.22
Exercised	(142,500)	7.14		$882,000
Forfeited/cancelled/expired	(19,500)	11.10

Options Outstanding—December 31, 2004	574,017	$6.89		3,887,000

Granted	195,000	14.07
Exercised	(246,750)	6.72		$1,940,000
Forfeited/cancelled/expired	(17,500)	8.01

Options Outstanding—December 31, 2005	504,767	$11.16		$1,513,000

Granted	204,000	15.42
Exercised	(75,255)	10.04		$528,000
Forfeited/cancelled/expired	(51,462)	14.49

Options Outstanding—December 31, 2006	582,050	$13.18	2.89 years	$778,000

Options Exercisable—December 31, 2006	355,968	$10.90	2.03 years	$778,000

The total grant date fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was approximately $469,000, $511,000 and $317,000, respectively.

The following table summarizes information about outstanding and exercisable stock options at December 31, 2006:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/06	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/06	Weighted Average Exercise Price
$5.64 - $6.99	65,773	$6.57	1.30	65,773	$6.57
$7.05 - $8.40	110,994	7.16	0.36	110,994	7.16
$12.55 - $15.90	308,283	14.37	3.61	171,701	14.65
$18.40 - $22.04	97,000	20.79	4.56	7,500	18.40

	582,050	$13.18	2.89	355,968	$10.90

Pursuant to an agreement we entered into in connection with our initial public offering, the Company issued 100,000 warrants on October 25, 2000, at $.0003 to the underwriter, to purchase an equal number of shares of the Company’s common stock. These warrants were exercisable at $9.90 per share. The warrant holder exercised 41,890 and 54,210 warrants in the years ended December 31, 2005, respectively. The remaining 3,900 warrants expired on October 25, 2005.

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Employee Benefit Plan

In 2003, the Company adopted the UTEK Corporation Simple IRA Plan (the “Plan”) for employees of the Company and its subsidiaries. The Plan allows employees who satisfy the service requirements of the Plan to contribute pre-tax wages to the Plan, subject to legal limits, $10,000 in 2006 with “catch up” deferrals of an additional $2,000 for participants age 50 and older. The Company matches 100% of the first 3% of wages contributed by employees. The Company’s matching contributions vest immediately and were approximately $72,000, $58,000 and $23,000 in 2006, 2005 and 2004, respectively.

11. Acquisitions

2006 Acquisitions

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

2005 Acquisitions:

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

2004 Acquisitions:

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

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed balance sheet information for the 2006 acquisition of 22nd Street of Ybor City, Inc. has not been presented because the business is operated under UTEK’s portfolio companies. Pro forma financial information for the acquisitions has not been presented as the impact would be immaterial.

12. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiaries UTEK-Europe, Ltd. and Pharma Transfer, Ltd., the Israel segment includes UTEK-ip, Ltd., and the United States segment includes UTEK Corporation and UTEK-EKMS, Inc., which was dissolved into UTEK Corporation during 2006.

A summary of income from operations (revenue) and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Consolidated
Long-lived assets December 31, 2006	$580,916	$18,611	$3,206,737	$3,806,264
Total assets December 31, 2006	719,238	71,771	52,249,801	53,040,810
Long-lived assets December 31, 2005	509,222	313,039	2,960,130	3,782,391
Total assets December 31, 2005	1,251,491	432,453	47,322,016	49,005,960

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2006
	United Kingdom	Israel	United States	Consolidated
Income from Operations	$398,087	$182,371	$56,372,479	$56,952,937
Income (loss) before interest, other expenses and income taxes	(330,263)	(521,447)	32,880,854	32,029,144
Depreciation and amortization	3,546	17,274	191,113	211,933

	For the year ended December 31, 2005
Income from Operations	$830,316	$204,596	$21,708,911	$22,743,823
Income (loss) before interest, other expenses and income taxes	(140,017)	(232,292)	9,824,366	9,452,057
Depreciation and amortization	25,485	17,943	101,006	144,434

	For the year ended December 31, 2004
Income from Operations	$605,745	$—	$6,582,870	$7,188,615
Income (loss) before interest, other expenses and income taxes	(120,250)	—	1,649,772	1,529,522
Depreciation and amortization	2,989	—	50,190	53,179

(1)	Pharma Transfer Ltd. was purchased in December 2004, therefore there is minimal Pharma Transfer Ltd. financial information included in the United Kingdom operations in the year ended December 31, 2004.
(2)	UTEK-ip, Ltd. was purchased in January 2005, therefore there is no financial information included in the Israel operations or assets for the year ended December 31, 2004.
(3)	Knowledge Express Data Systems was purchased on July 7, 2005, therefore there is no financial information included in the United States operations or assets for the year ended December 31, 2004.

13. Commitments and Contingencies

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

The Company entered into an employment agreement with our Chief Operating Officer and Chief Compliance Officer, Douglas Schaedler, effective March 8, 2006. The term of the agreement is for one year and provides for an annual salary of $175,000. Additionally, Mr. Schaedler will receive a commission of 3% on new strategic alliance sales, a cash bonus of up to $105,000 if certain performance targets are met and certain severance benefits.

The Company leases its office facilities and certain equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments. The Company’s corporate headquarters are leased from Ybor City Group, Inc. a wholly owned subsidiary of a portfolio company. See footnote 12. Lease expense charged to operations for the years ended December 31, 2006, 2005 and 2004 was approximately $277,000, $122,000 and $78,000 respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2007	$267,578
2008	260,402
2009	141,713
2010	1,301

$670,994

14. Related Party Transactions

Sam Reiber, the Company’s General Counsel and a member of the Board of Directors, is also a partner with the law firm Linsky & Reiber in Tampa, Florida. Linsky & Reiber has received approximately $56,000, $58,000 and $18,000 in compensation in 2006, 2005 and 2004, respectively, for services performed for the Company. Linsky & Reiber also holds 6,100 shares of the Company’s common stock as of December 31, 2006.

During the year ended December 31, 2006, the Company loaned funds for operations and real estate improvements of approximately $1.1 million to Ybor City Group, Inc., a wholly owned subsidiary of UTEK Real Estate Holdings, Inc., one of the Company’s portfolio companies. In addition, the Company leases space for its corporate headquarters from Ybor City Group. The lease agreement has a 36 month term commencing July 1, 2006 through June 30, 2009. The monthly lease payment is $17,414. The lease agreement provides for a 3% increase in the minimum monthly rental payment effective on the lease anniversary. The UTEK paid rent of approximately $130,000 to Ybor City Group,, Inc. during the year ended December 31, 2006.

15. Interim Financial Information (Unaudited)

Fiscal year 2006:	March 31	June 30	September 30	December 31
Income from operations (Revenue)	$11,807,006	$23,059,307	$13,612,176	$8,474,448
Net income from operations	3,609,574	9,767,356	4,026,601	2,540,676
Net increase (decrease) in net assets from operations	5,557,126	11,059,619	(4,473,588)	(17,053,955)
Net increase (decrease) in net assets from operations per share:
Basic	$0.66	$1.25	($0.50)	($1.91)
Diluted	$0.65	$1.23	($0.50)	($1.91)

Fiscal year 2005:
Income from operations (Revenue)	$2,538,529	$2,542,797	$10,448,383	$7,214,114
Net income from operations	174,273	28,713	3,733,289	1,951,555
Net increase (decrease) in net assets from operations	(2,961,173)	(742,038)	5,663,261	135,625
Net increase (decrease) in net assets from operations per share:
Basic	($0.49)	($0.10)	$0.75	$0.02
Diluted	($0.49)	($0.10)	$0.74	$0.02

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal year 2004:
Income from operations (Revenue)	$410,099	$1,925,587	$2,040,486	$2,812,443
Net income (loss) from operations	(278,339)	342,853	472,186	406,022
Net increase (decrease) in net assets from operations	8,427,057	(774,189)	(7,202,711)	1,809,927
Net increase (decrease) in net assets from operations per share:
Basic	$1.70	($0.14)	($1.28)	$0.33
Diluted	$1.60	($0.14)	($1.28)	$0.30

16. Subsequent Events

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of December 31, 2006, we had no outstanding debt.

In February 2007, UTEK entered into an equity monetization agreement with C.E. Unterberg, Towbin, LLC. (“CEUT”). Under this agreement and at UTEK’s request, CEUT will monetize a portion of select, restricted equity stakes that UTEK acquires through its technology transfer services. In consideration for providing these services, CEUT will receive a commission according to a sliding scale, payment of which will be deducted from the proceeds of each sale following settlement.

In February 2007, UTEK entered into an equity monetization agreement with vFinance Investments, Inc. (“VFIN”). Under this agreement and at UTEK’s request, VFIN will monetize a portion of select, restricted equity stakes that UTEK acquires through its technology transfer services. In consideration for providing these services, VFIN will receive a commission according to a sliding scale, payment of which will be deducted from the proceeds of each sale following settlement.

The Board of Directors has authorized the Company to repurchase from time to time in the open market up to $4 million of shares of its common stock during the next twelve months. The Board of Directors directed the Company’s management to repurchase shares of the Company’s common stock at such times and in such amounts as management determines to be appropriate. The Company will use its cash on hand to fund any repurchases and is not obligated to acquire any particular amount of common stock pursuant to the repurchase program, which may be suspended at any time.

UTEK Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Selected Per Share Date and Ratios

	Year Ended December 31
	2006	2005	2004	2003	2002
Per share information: (1)
Net asset value, beginning of year	$5.58	$3.85	$2.33	$1.87	$2.53
Net income from operations (1)	2.27	.80	.15	0.04	0.04
Net change in realized and unrealized appreciation/depreciation on investments (after taxes) (2)	(3.45)	(1.70)	(0.22)	(0.59)	(0.73)

Total from investment operations	(1.18)	(0.90)	(0.07)	(0.55)	(0.69)
Foreign currency translation adjustment (1)	0.02	(0.02)	0.01	0.01	0.01
Distributions to shareholders (1)	(0.04)	—	—	—	—
Net increase from stock transactions (1)	1.33	2.65	1.58	1.00	0.02

Net asset value, end of year	$5.71	$5.58	$3.85	$2.33	$1.87

Per share market value, end of year	$11.34	$13.79	$14.99	$11.10	$6.25
Investment return, based on market price at end of period	(18%)	(8%)	35%	78%	(12%)

Ratios/supplemental data:
Net assets, end of year	$50,981,162	$44,441,118	$23,092,943	$11,152,370	$7,346,057
Ratio of expenses to average net assets	52%	39%	33%	38%	36%
Ratio of net income from operations to average net assets	42%	17%	6%	2%	2%
Diluted weighted average number of shares outstanding during the year	8,786,605	7,325,312	6,098,537	4,266,918	3,921,535

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because difference in the net asset value at the beginning and end of year does not inherently equal the per share changes of the line items disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting is set forth under the heading Report of Management on Internal Control over Financial Reporting.” Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Pender Newkirk & Company LLP, our independent registered public accounting firm, as stated in the report that is set forth under the heading “Report of Independent Registered Public Accounting Firm.”

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Pender Newkirk & Company LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of December 31, 2006, we had no outstanding debt.

On February 21, 2007, we entered into an equity monetization agreement (the “Agreement”) with vFinance Investments, Inc. (“VFIN”). The Agreement provides that, at our request, VFIN will sell on our behalf certain equity securities of publicly traded companies that we have held for less than twelve months and we received in connection with our technology transfer transactions. The Agreement is for twelve months. In consideration for providing these services, VFIN will receive a commission based on the relationship of the sale price to the market price of the security on the date of the transaction. The Agreement is non-exclusive and we have the right to sell any such equity securities by any other means if VFIN is unable to consummate a sale of any portion of such equity securities within five business days.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions “NOMINEES,” “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES”, “CORPORATE GOVERNANCE” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “EQUITY COMPENSATION PLANS” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS and DIRECTOR INDEPENDENCE” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions “AUDIT FEES” and “AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES” in our Proxy Statement for the 2007Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.	The following Financial Statements of UTEK Corporation are contained in Item 8 of this Form 10-K:

•	Consolidated Statements of Assets and Liabilities at December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Schedule of Investments at December 31, 2006 and 2005

•	Notes to Consolidated Financial Statements

•	Selected Per Share Data and Ratios for the years ended December 31, 2006, 2005, 2004, 2003, and 2002

•	Report of Independent Registered Public Accounting Firm

•	Report of Management on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

2.	The following financial statement schedules are filed herewith:

Schedule 12-14 of Investments in and Advances to Affiliates.

In addition, there may be additional schedules not provided because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934:

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form N-2 (File No. 333-93913) filed with the Commission on December 30, 1999.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form N-2 (File No. 333-93913) filed with the Commission on December 30, 1999.)

3.3	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form N-2 (File No. 333-93913) filed with the Commission on December 30, 1999.)

3.4	Certificate of Amendment to Certificate of Incorporation dated July 23, 2001, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Commission on April 1, 2002.)

10.1	Amended and Restated Employee Stock Option Plan. (Incorporated by reference to Appendix A to UTEK Corporation’s Proxy Statement filed on June 30, 2005.)

10.2	Amended and Restated Non-Qualified Stock Option Plan of UTEK Corporation. (Incorporated by reference to Exhibit 10.2 to UTEK Corporation’s Form 10-Q for the quarter ended June 30, 2005.)

10.3	Employment Agreement between UTEK Corporation and Clifford M. Gross. (Incorporated by reference to Exhibit No. 10.1 filed with the Company’s Form 8-K filed on September 9, 2004.)

10.4	Employment Agreement between UTEK Corporation and Douglas C. Schaedler. (Incorporated by reference to Exhibit No. 10.1 filed with the Company’s Form 8-K filed on March 14, 2006.)

10.5	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to UTEK Corporation’s Form 10-Q for the quarter ended June 30, 2005.)

10.13	Corporate Custody Agreement dated May 29, 2003 between UTEK Corporation and Bank of Tampa. (Incorporated by reference to Exhibit 99.j filed with the Company’s Registration Statement on Form N-2 on October 26, 2005.)

10.14	Corporate Custody Agreement dated July 18, 2006 between UTEK Corporation and Gunn Allen Financial, Inc. (Incorporated by reference to Exhibit 99.i.1 filed with the Company’s Registration Statement on Form N2/A on July 19, 2006.)

10.16	Form of strategic Alliance Agreement. (Incorporated by reference to Exhibit 99.k.1 filed with the Company’s Registration Statement on Form N-2 on October 26, 2005.)

10.17	Form of Agreement and Plan of Acquisition for Technology Transfer Transactions. (Incorporated by reference to Exhibit 99.k.2 filed with the Company’s Registration Statement on Form N-2 on January 9, 2006.)

10.18	Form of University–UTEK Alliance and Confidentiality Agreement. (Incorporated by reference to Exhibit 99.k.3 filed with the Company’s Registration Statement on Form N-2 on January 9, 2006.)

10.19	Agreement and Plan of Acquisition, dated September 27, 2005 between the Company and Ybor City Group, Inc. (Incorporated by reference to Exhibit No. 2.1 filed with the Company’s Form 8-K filed on October 5, 2005.)

11.1	Computation of per share earnings is included in Item 8 of this Form 10-K.

21.1	Subsidiaries of the registrant, and jurisdiction of incorporation/organization: UTEK Europe, Ltd., - United Kingdom and UTEKip, Ltd. - Israel.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1*	Code of Ethics.

99.2*	Note with The Bank of Tampa: Commercial Security Agreement, Business Loan Agreement and Promissory Note.

99.3*	vFinance Investments, Inc., Equity Monetization Agreement, dated as of February 22, 2007.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

UTEK CORPORATION

By:	/s/ CLIFFORD M. GROSS
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ SAM REIBER Sam Reiber	Director	February 28, 2007

/s/ STUART M. BROOKS Stuart M. Brooks	Director	February 28, 2007

/s/ HOLLY CALLEN-HAMILTON Holly Callen-Hamilton	Director	February 28, 2007

/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	February 28, 2007

/s/ ARTHUR CHAPNIK Arthur Chapnik	Director	February 28, 2007

/s/ JOHN MICEK John Micek	Director	February 28, 2007

/s/ KEITH A. WITTER Keith A. Witter	Director	February 28, 2007

/s/ FRANCIS MAUDE Francis Maude	Director	February 28, 2007

Schedule 12-14

UTEK CORPORATION

Schedule of Investments in and Advances to Affiliates

Portfolio Company and Investment	Year Ended December 31, 2006 Amount of Interest or Dividends(1)	December 31, 2005 Value	Gross Additions (2)	Gross Reductions (3)		December 31, 2006 Value
Affiliate Investments
Trio Industries Group, Inc. Common stock	$—	$4,985,486	$8,333,191	($13,318,677)		$—
Fuel FX International, Inc. (privately held) Common stock Preferred Series B stock	—	1,980,143 —	16,573 2,100,000	(165,116 (1,110,000	) )	1,831,600 990,000
Health Sciences Group, Inc. Common stock	—	874,637	—	(779,437)		95,200
GS Energy Corporation (INSEQ Corp.) Common stock	—	727,174	—	(457,374)		269,800
HydroFlo, Inc. (4) Common stock	—	596,296	—	(596,296)		—
Manakoa Services Company Common stock	—	504,739	34,188	(123,927)		415,000
Clean Water Technologies, Inc. Common stock	—	92,235	—	(92,235)		—
TenthGate, Inc. (5) Common stock	—	3,840	40,000	(18,240)		25,600
Stealth MediaLabs, Inc. Common stock	—	—	121,600	—		121,600
Myrmidon Biomaterials, Inc., ( privately held) Common stock	—	—	—	—		—
DME Interactive Holdings (5) Common stock	—	—	1,344,600	—		1,344,600
Cytodyn, Inc. (5) Common stock	—	—	3,640,772	(2,783,972)		856,800
Cargo Connection Logistics Holdings, Inc. Common stock	—	—	1,033,434	(390,134)		643,300
Avalon Oil and Gas, Inc. Common stock	—	—	1,986,939	(1,122,739)		864,200
WebSky Inc. Common stock	—	—	897,750	(223,150)		674,600
Liberty Diversified Holdings, Inc. Common stock	—	—	1,245,257	(1,057,657)		187,600
NetFabric Holdings (5) Common stock	—	—	608,694	(214,694)		394,000

Total Investments in Affiliates	$—	$9,764,550	$21,402,998	$(22,453,648)		$8,713,900

Portfolio Company and Investment	Year Ended December 31, 2006 Amount of Interest or Dividends (1)	December 31, 2005 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2006 Value
Control Investments
UTEK Real Estate Holdings, Inc., (privately held) Common Stock	$—	$1,888,396	$2,005,000	($278,896)	$3,614,500
Klegg Electronics, Inc (6) Common stock	—	—	3,820,274	(610,374)	3,209,900
Industrial Biotechnology Corporation (6) Common stock	—	—	4,181,930	(2,186,030)	1,995,900
Ybor City Group, Inc. (privately held) Demand note, interest rate @ 5%	—	—	1,181,472	—	1,181,472

Total Investment in Control Investment	-0-	$1,888,396	$11,188,676	$(3,075,300)	$10,001,772

This schedule should be read in conjunction with the Company’s consolidated financial statements including the schedule of investments.

Notes to Schedule of Investments in and Advances to Affiliates

(1)	All of the listed securities with the exception of the demand note issued by Ybor City Group, Inc. are generally non-income producing. In addition all of the listed securities are “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Investments as of December 31, 2006.

(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3)	Gross reductions include decreases in the cost basis of investments resulting from the sale of portfolio investments, and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(4)	During the year ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Non-affiliate investments.

(5)	During the year ended December 31, 2006, the Company reclassified this investment from Non-affiliated investments to Affiliate investments.

(6)	During the year ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Control investments.