Form 10-Q
period 2007-03-31
UTEK CORP
filed 2007-05-04
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On May 3, 2007, there were 9,002,259 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2007 - $37,640,433; 2006 - $41,786,374)	$11,945,900	$14,578,700
Affiliate investments (cost: 2007 - $30,136,207; 2006 - $22,354,448)	15,424,700	8,713,900
Control investments (cost: 2007 - $16,499,064; 2006 - $15,485,318)	8,100,468	10,001,772
U.S. Treasuries and certificates of deposit (cost: 2007 - $1,990,560; 2006 - $4,584,651)	1,990,560	4,584,651

Total investments	37,461,628	37,879,023
Cash and cash equivalents	9,893,245	9,685,111
Accounts receivable, net of allowance for bad debt	441,611	534,605
Prepaid expenses and other assets	396,263	375,007
Fixed assets, net	562,431	595,001
Goodwill	2,989,132	3,021,163
Intangible assets, net	171,460	190,100
Deferred tax asset	730,585	760,800

TOTAL ASSETS	52,646,355	53,040,810

LIABILITIES
Accrued expenses	540,559	595,764
Deferred revenue	1,132,346	1,463,884

TOTAL LIABILITIES	1,672,905	2,059,648

NET ASSETS	$50,973,450	$50,981,162

Commitments and Contingencies
Composition of net assets:

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 8,966,009 shares issued and outstanding at March 31, 2007 and 8,936,009 shares issued and outstanding at December 31, 2006	$89,661	$89,361
Common stock subscribed	79,875	—
Additional paid-in capital	52,310,736	51,993,822
Accumulated income:
Accumulated net operating income	31,954,757	29,721,366
Net realized loss on investments, net of income taxes	(3,162,850)	(2,065,218)
Net unrealized depreciation of investments, net of deferred income taxes	(30,439,453)	(28,897,125)
Foreign currency translation adjustment	140,724	138,956

Net assets	$50,973,450	$50,981,162

Net asset value per share	$5.69	$5.71

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2007	2006
Income from operations:
Sale of technology rights	$6,701,340	$10,214,930
Consulting and other services	1,046,717	1,353,481
Investment income, net	199,714	238,595

	7,947,771	11,807,006

Expenses:
Acquisition of technology rights	1,303,279	2,624,000
Salaries and wages	969,341	693,618
Professional fees	321,947	281,426
Sales and marketing	631,979	809,173
General and administrative	831,809	1,376,494
Goodwill impairment	33,030	234,940

	4,091,385	6,019,651

Income before income taxes	3,856,386	5,787,355
Provision for income taxes	1,622,995	2,177,781

Net income from operations	2,233,391	3,609,574

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of ($662,240) and $230,828 for the three months ended March 31, 2007 and 2006, respectively	(1,097,632)	382,586

Net change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of ($930,540) and $944,199 for the three months ended March 31, 2007 and 2006, respectively	(1,542,328)	1,564,966

Net increase (decrease) in net assets from operations	$(406,569)	$5,557,126

Net increase (decrease) in net assets from operations per share:
Basic	$(0.05)	$0.66
Diluted	$(0.05)	$0.65
Weighted average shares:
Basic	8,938,565	8,427,633
Diluted	8,938,565	8,506,471

Dividend declared per share:	—	$0.02

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2007	2006
Operating Activities:
Net increase (decrease) in net assets from operations	$(406,569)	$5,557,126
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments	2,472,868	(2,509,165)
Depreciation and amortization	55,142	46,204
Goodwill impairment	33,030	234,940
(Gain) loss on sale of investments	1,759,872	(613,414)
Loss on disposal of fixed assets	14,360	—
Bad debt expense	110,011	75,797
Stock compensation	104,214	80,810
Deferred income taxes	30,215	3,352,809
Investment securities received in connection with the sale of technology rights	(6,701,340)	(10,214,930)
Consulting and other services rendered in exchange for investment securities	(377,881)	(402,770)
Changes in operating assets and liabilities:
Accounts receivable	(17,017)	293,933
Prepaid expenses and other assets	(21,256)	53,127
Deferred revenue	9,221	448,059
Accrued expenses	167,204	191,730

Net cash flows from operating activities	(2,767,926)	(3,405,744)

Investing Activities:
Acquisition of 22nd Street of Ybor City, Inc.	—	(1,000,000)
Advances to affiliate	—	(240,752)
Net proceeds from sale (purchases) of short-term investments	2,594,091	(6,212,397)
Proceeds received on sale of equity investments	653,533	1,446,373
Purchases of investment securities	(324,508)	—
Purchases of fixed assets	(18,292)	(17,737)

Net cash flows from investing activities	2,904,824	(6,024,513)

Financing Activities:
Distributions to stockholders	(179,032)	—
Net proceeds from issuance of common stock	—	8,955,182
Proceeds from exercise of stock options	248,500	239,854

Net cash flows from financing activities	69,468	9,195,036

Foreign currency translation adjustment	1,768	(1,057)

Increase (decrease) in cash and cash equivalents	208,134	(236,278)
Cash and cash equivalents at beginning of year	9,685,111	5,275,626

Cash and cash equivalents at end of period	$9,893,245	$5,039,348

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

Supplemental Disclosures of Non-Cash Investing and Financing Activities
The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City, Inc.		$1,000,000

Proceeds from the exercise of stock options that have not yet been received	$44,375	$—

Investment securities received for unearned strategic alliance services	$37,121	$259,085

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31
	2007	2006
Changes in net assets from operations:
Net income from operations	$2,233,391	$3,609,574
Net realized gain (loss) on sale of investments, net of related income taxes	(1,097,632)	382,586
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(1,542,328)	1,564,966

Net increase (decrease) in net assets from operations	(406,569)	5,557,126

Distribution to Stockholders:
From net income from operations	—	(177,865)

Capital stock transactions:
Proceeds from issuance of common stock, net of offering costs of $1,044,860 for the three months ended March 31, 2006	—	8,955,182
Proceeds from the exercise of stock options	292,875	239,855
Stock compensation - options	104,214	80,810
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	—	1,000,000

Net increase in net assets from stock transactions	397,089	10,275,847

Foreign currency translation adjustment	1,768	10,203

Net increase (decrease) in net assets	(7,712)	15,665,311

Net assets at beginning of year	50,981,162	44,441,118

Net assets at end of period	$50,973,450	$60,106,429

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Three Months Ended March 31
	2007	2006
PER SHARE INFORMATION
Net asset value, beginning of period	$5.71	$5.58
Net income from operations (1)	.25	0.42
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after taxes) (2)	(.33)	(0.44)
Foreign currency translation adjustment (1)	—	0.01
Net increase from stock transactions (1)	0.06	1.21
Distribution to shareholders from net income from operations	0.00	(0.02)

Net asset value, end of period	$5.69	$6.76

Per share market value, end of period	$13.20	$12.50

Investment return, based on market price at end of period	16%	(9%)

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$50,973,450	$60,106,429

Ratio of expenses to average net assets	8%	12%
Ratio of net income from operations to average net assets	4%	7%
Diluted weighted average number of shares outstanding during the period	8,938,565	8,506,471

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

March 31, 2007

(unaudited)

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets

100,000	4/06	Advanced Refractive Technologies, Inc. Opthalmic technologies Preferred D Stock	$1,996,176	$1,400,000	2.7%
97,000	3/06	Preferred C Stock	2,066,063	1,358,000	2.7
97,000	12/05	Preferred B Stock	1,032,675	705,700	1.4
4,000,000	5/05	Common Stock	76,368	9,000	<0.1%
		World Energy Solutions, Inc. Energy saving technologies
100,000	10/06	Preferred A Stock	2,632,500	2,511,000	4.9
201,672	9/05	Common Stock	127,714	50,800	0.1
		Advanced Medical Isotope Corporation (9) Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	1,803,417	1,750,400	3.4
600,000	5/06	Common Stock	63,000	336,000	0.7
4,275,000	3/06	American Soil Technologies, Inc. Fertilizer innovation Preferred B Stock	1,571,691	1,496,300	2.9
314,286	9/05	Common Stock	69,663	73,500	0.1
974,360	8/05	Broadcast International, Inc. Telecommunications	1,203,392	1,159,500	2.3
60,000	12/05	Metamorphix Global (privately held) (10) Design and manufacture of countertops	120,000	120,000	0.2
40,000	7/06	Bacterin International (privately held) Bioactive coatings for medical devices	120,000	120,000	0.2
171,432	10/06	GammaCan International, inc. Anti-cancer immunotherapy	83,016	93,300	0.2
208,333	1/07	Ecosphere Technolgies, Inc. Defense, homeland security and global ship repair	83,300	83,300	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	81,600	0.2
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	63,800	0.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	55,100	0.1
33,825	5/05	XLER8, Inc. (Vitacube Systems, Inc). Specialty nutraceuticals	16,427	52,700	0.1
120,000	1/07	NeoStem, Inc. Stem cell banking services	61,440	50,900	0.1
176,250	4/05	Maelor Plc (5) Products for niche healthcare applications	24,147	39,800	0.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	201,599	30,500	0.1
2,011,765	5/06	Rheologics, Inc. Study of blood viscosity	86,100	30,200	0.1
697,860	8/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	30,100	0.1
825,852	7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	29,700	0.1
16,085	11/05	Shumate Industries, Inc. Energy field service applications	7,393	26,400	0.1

1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	26,500	0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	26,400	0.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	26,100	<0.1
258,064	5/06	IPORUSSIA, Inc. Business advisory services provider	24,000	25,500	<0.1
9,748	4/04	Xethanol Corporation (10) Bioethanol and derivative products	88,836	23,400	<0.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	13,500	<0.1
781,703	3/04	Health Sciences Group, Inc. (7) Nutraceutical and pharmaceutical products	570,643	12,600	<0.1
808,529	4/04	HydroFlo, Inc. Treatment and purification of water	125,861	8,500	<0.1
232,211	5/05	Preservation Sciences, Inc. Metal and concrete coatings	—	4,400	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	3,900	<0.1
785,000	3/04	Swiss Medica, Inc. Health bioscience products	146,443	3,500	<0.1
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	2,900	<0.1
666,668	9/05	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	2,700	<0.1
105,600	5/06	HumWare Media Corporation Media advertising	14,236	2,400	<0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	2,200	<0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	2,300	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	1,000	<0.1
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	500	<0.1
2,482,521	2/06	UBA Technology, Inc. Software development Common Stock	1,691,419	—	0.0
95,000	4/06	Convertible Preferred A	1,619,849	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
7,787,565	6/05	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0

	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0

50,000	3/05	Common Stock	94,500	—	0.0

261,234	7/04	eLinear, Inc. (5)	190,763	—	0.0

		Telecommunication security provider
		Total Investments in Non-Affiliates	$37,640,433	$11,945,900	23.4%

		Affiliate Investments (2)
		Cyberlux Corporation (8) LED lighting solutions
148,000	11/06	Preferred C Stock	$2,181,640	$2,104,700	4.1

27,981,484	6/06	Common Stock	537,920	201,500	0.4

7,933,106	4/04	Manakoa Services Company (9) Compliance analysis and monitoring Common Stock	2,133,496	387,700	0.8
95,000	1/07	Preferred Series B Stock	2,280,000	1,900,000	3.7

9,900,717	4/05	Fuel FX International, Inc. Reductional environmental emissions Common Stock	1,980,142	846,500	1.7
100,000	1/06	Preferred Series B Stock	2,100,000	945,000	1.9

		Material Technologies, Inc. (8) Metal fatigue detection
6,368,804	9/04	Common Stock	1,839,969	1,576,300	3.1

47,500	1/07	Convertible Preferred Series E	694,640	694,700	1.4
70,006,142	5/06	Avalon Oil and Gas, Inc. Oil and gas producers	2,782,089	1,638,100	3.2
4,444,876	5/06	DME Interactive Holdings, Inc. Multi-media entertainment	769,820	1,246,800	2.4
2,040,000	4/06	Cytodyn, Inc. Development stage biotechnology company Common stock	3,640,772	953,700	1.9
100,000	1/07	Preferred Series B Stock	845,000	676,000	1.3

164,951,070	8/06	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,033,434	538,400	1.0
33,730,000	4/05	WebSky Inc. Broadband wireless	897,750	472,200	0.9
7,165,000	5/06	NetFabric Holdings, Inc. Information technology services	608,694	394,100	0.8
461,222,608	9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	389,700	0.8
16,037,500	7/06	Liberty Diversified Holdings, Inc. Printing and packaging Common Stock	1,245,258	20,900	<0.1
63,981	2/07	Preferred Series B Stock	382,800	319,900	0.6

4,221,165	4/01	Stealth MediaLabs, Inc. Software products	1,708,000	92,900	0.2
2,560,000	8/04	TenthGate, Inc.	40,000	25,600	0.1

		Healthcare related products and services
		Total Investments in Affiliates	$30,136,207	$15,424,700	30.3%

		Control Investments (3)
1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	$4,131,574	$3,467,000	6.8%
63,094,005	3/06	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	4,290,524	2,195,700	4.3
21,933,451	8/05	Industrial Biotechnology Corporation Manufactures and markets flavors and fragrances	6,351,998	712,800	1.4
(6)	1/06	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,724,968	1,724,968	3.4

		Total Investments in Control Investments	$16,499,064	$8,100,468	15.9%

		U.S. Treasuries (4)
Par Value		U.S. Treasuries:
1,000,000	2/07	United States Treasury, maturity 4/19/07, interest rate @ 4.988%	$997,640	$997,640	2.0%
1,000,000	3/07	United States Treasury, maturity 5/24/07, interest rate @ 4.866%	992,920	992,920	1.9

		Total U.S. Treasuries	$1,990,560	$1,990,560	3.9%

		TOTAL INVESTMENTS	$86,266,264	$37,461,628	73.5%

		Cash and other assets, less liabilities		13,511,822	26.5%

		Net assets at March 31, 2007		$50,973,450	100.0%

Notes to Schedule of Investments:

•

Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets.

•

The above investments, with the exception of the U.S. Treasuries, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements.)

•

As of March 31, 2007, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.
(7)	During the period ended March 31, 2007, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(8)	During the period ended March 31, 2007, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).
(9)	Advanced Medical Isotope Corporation and Manakoa Services Company are related parties through common management.
(10)	Xethanol Corporation and Metamorphix Global are parties related though common management.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2006

Shares	Initial Date of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets

100,000	4/06	Advanced Refractive Technologies, Inc. Opthalmic technologies Preferred D Stock	$1,996,176	$1,400,000	2.7%
97,000	3/06	Preferred C Stock	2,066,063	1,358,000	2.7
97,000	12/05	Preferred B Stock	1,032,675	705,700	1.4
5,533,333	5/05	Common Stock	158,364	26,200	0.1
		World Energy Solutions, Inc. Energy saving technologies
100,000	10/06	Preferred A Stock	2,632,500	2,430,000	4.8
201,672	9/05	Common Stock	127,714	36,300	0.1
		Advanced Medical Isotope Corporation (11) Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	1,803,417	1,591,300	3.1
600,000	5/06	Common Stock	63,000	96,000	0.2
		Cyberlux Corporation LED lighting solutions
98,000	11/06	Preferred C Stock	1,605,240	1,605,200	3.1
1,481,484	6/06	Common Stock	80,820	40,000	0.1
4,275,000	3/06	American Soil Technologies, Inc. Fertilizer innovation Preferred B Stock	1,571,691	1,432,100	2.8
317,857	9/05	Common Stock	70,388	56,700	0.1
6,368,802	9/04	Material Technologies, Inc. Metal fatigue detection	1,839,969	891,600	1.7
984,360	8/05	Broadcast International, Inc. Telecommunications	1,223,592	863,800	1.7
2,482,521	2/06	UBA Technology, Inc. (8) Software development Common Stock	1,691,419	600	<.1
95,000	4/06	Convertible Preferred A	1,619,849	714,600	1.4
146,586	4/04	Xethanol Corporation (8) (12) Bioethanol and derivative products	964,599	299,500	0.6
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	205,200	0.4
60,000	12/05	Metamorphix Global (privately held) (12) Design and manufacture of countertops	120,000	120,000	0.2
40,000	7/06	Bacterin International (privately held) Bioactive coatings for medical devices	120,000	120,000	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	96,900	0.2
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	63,800	0.1
171,432	10/06	GammaCan International, inc. Anti-cancer immunotherapy	83,016	51,400	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	39,300	0.1
176,250	4/05	Maelor Plc (5) Products for niche healthcare applications	24,147	34,200	0.1
1,411,765	7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	56,004	33,900	0.1

2,011,765	5/06	Rheologics, Inc. (8) Study of blood viscosity	86,100	28,200	0.1
1,635,000	3/04	Swiss Medica, Inc. Health bioscience products	304,988	28,000	0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	20,100	<.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	19,500	<.1
33,825	5/05	XLER8, Inc. (Vitacube Systems, Inc). Specialty nutraceuticals	16,427	18,900	<.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	18,600	<.1
697,860	8/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	17,800	<.1
232,211	5/05	Preservation Sciences, Inc. Metal and concrete coatings	—	17,800	<.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	14,300	<.1
221,033	4/04	Power3 Medical Products, Inc. Healthcare products	201,599	13,900	<.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	13,800	<.1
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	9,100	<.1
258,064	5/06	IPORUSSIA, Inc. Business advisory services provider	24,000	8,800	<.1
115,069	7/06	Inverted Paradigms Corporation Safety and security software	32,510	6,400	<.1
105,600	5/06	HumWare Media Corporation Media advertising	14,236	5,900	<.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	4,300	<.1
774,951	6/06	Universal Detection Technology Detection devices for bacterial spores	30,378	3,600	<.1
660,000	6/05	BP International, Inc. Shade structures	78,852	3,300	<.1
2,335,977	7/06	PracticeXpert, Inc. Operational efficiencies for medical practitioners	27,172	3,300	<.1
808,529	4/04	HydroFlo, Inc. (6) Business development company	125,861	3,000	<.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	2,900	<.1
666,668	9/05	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	1,800	<.1
50,925	7/06	Global General Technologies, Inc. Homeland security systems	13,228	1,700	<.1
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	1,400	<.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
7,787,565	6/05	Trio Industries Group, Inc. (8) Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0

	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0

50,000	3/05	Common Stock	94,500	—	0.0

261,234	7/04	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$41,786,374	$14,578,700	28.6%

		Affiliate Investments (2)
9,900,717	4/05	Fuel FX International, Inc. Reductional environmental emissions Common stock	$1,980,142	$1,831,600	3.6%
100,000	1/06	Preferred Series B Stock	2,100,000	990,000	1.9
4,444,876	5/06	DME Interactive Holdings, Inc. (9) Multi-media entertainment	769,820	1,344,600	2.6
35,131,142	5/06	Avalon Oil and Gas, Inc. Oil and gas producers	1,986,939	864,200	1.7
2,040,000	4/06	Cytodyn, Inc. (9) Development stage biotechnology company	3,640,772	856,800	1.7
33,730,000	4/05	WebSky Inc. Broadband wireless	897,750	674,600	1.3
164,951,070	8/06	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,033,434	643,300	1.3
8,512,064	4/04	Manakoa Services Company (11) Compliance analysis and monitoring	2,306,893	415,000	0.8
7,165,000	5/06	NetFabric Holdings, Inc. (9) Information technology services	608,694	394,000	0.8
461,222,608	9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	269,800	0.5
16,037,500	7/06	Liberty Diversified Holdings, Inc. Printing and packaging	1,245,258	187,600	0.4
4,221,165	4/01	Stealth MediaLabs, Inc. Software products	1,708,000	121,600	0.2
3,023,703	3/04	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,601,963	95,200	0.2
2,560,000	8/04	TenthGate, Inc. (9)	40,000	25,600	<.1

		Healthcare related products and services
		Total Investments in Affiliates	$22,354,448	$8,713,900	17.1%

		Control Investments (3)
1,000	11/99	UTEK Real Estate Holdings, Inc., (privately held) Real estate development	$4,131,574	$3,614,500	7.1%
52,192,755	3/06	Klegg Electronics, Inc. (10) Manufacturer/distributor for retail electronic products	3,820,274	3,209,900	6.3
21,933,451	8/05	Industrial Biotechnology Corporation (10) Manufactures and markets flavors and fragrances	6,351,998	1,995,900	3.9
(7)	1/06	UTEK Real Estate Holdings, Inc. (privately held)	1,181,472	1,181,472	2.3

		(Demand note, interest rate @ 5%)
		Total Investments in Control Investments	$15,485,318	$10,001,772	19.6%

		U.S. Treasuries and Certificates of Deposit (4)
Par Value		U.S. Treasuries:

2,000,000	8/06	United States Treasury, maturity 1/18/07, interest rate @ 5.045%	$1,996,481	$1,996,481	3.9%

1,500,000	8/06	United States Treasury, maturity 2/01/07, interest rate @ 4.952%	1,494,092	1,494,092	2.9

1,000,000	8/06	United States Treasury, maturity 2/15/07, interest rate @ 4.751%	994,078	994,078	1.9
		Total U.S. Treasuries	$4,484,651	$4,484,651	8.8%

		Certificates of Deposit:
100,000	8/06	Washington Mutual Bank CD, maturity 1/30/07, interest rate @ 5.00%	$100,000	$100,000	0.2%

		Total Certificates of Deposit	$100,000	$100,000	0.2%

		Total Investments in U.S. Treasuries and CDs	$4,584,651	$4,584,651	9.0%

		TOTAL INVESTMENTS	$84,210,791	$37,879,023	74.3%

		Cash and other assets, less liabilities		13,102,139	25.7%

		Net assets at December 31, 2006		$50,981,162	100.0%

Notes to Schedule of Investments:

•

Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the American Stock Exchange or other similar markets.

•

The above investments, with the exception of the U.S. Treasuries and certificates of deposits, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the consolidated financial statements.)

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940. During the nine months ended September 30, 2006, the Company made a gift of 5.1 million shares of HydroFlo, Inc. common stock to certain not-for-profit institutions and abandoned its right, title and interest in and to 400,000 shares of HydroFlo, Inc.’s common stock.
(11)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.

(7)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(8)	During the period ended December 31, 2006, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).
(9)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Control investments based on the criteria in notes (2) and (3).
(10)	Advanced Medical Isotope Corporation and Manakoa Services Company are related parties through common management.
(11)	Xethanol Corporation and Metamorphix Global are parties related though common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of March 31, 2007 and 2006 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

The Company

UTEK is a market-driven technology transfer business that assists companies in identifying and acquiring technologies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for potential commercial development and use. UTEK’s goal is to provide its clients an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

UTEK seeks to achieve its investment objective by creating newly formed companies to acquire new technologies invented primarily by employees of universities, medical centers and federal research laboratories. The Company intends to sell these newly formed companies principally to publicly traded companies and, to a lesser extent, to privately owned companies in tax-free stock for stock exchanges or for cash consideration. This unique technology-transfer process is called U2B®. The shares we receive in consideration for these sales will, in the course of our business, be sold for cash or other assets. We seek to enter into such technology transfer transactions with publicly traded companies whenever possible, as this provides us with the potential for added liquidity.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company’s investment objective is to increase its net assets by effectuating technology transfer transactions with companies pursuant to which it receives the securities or cash from such companies as compensation for the sale of the new technology rights.

Strategic Alliance Agreements

Our strategic alliances are designed to help companies enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers and federal research laboratories. We may receive unregistered shares of common or preferred stock or cash from companies as payment for the services we render under our strategic alliances. All of our technology transfers are completed pursuant to our strategic alliance agreements with our client companies.

Technology Transfers

To effectuate a technology transfer transaction, we will typically create a newly formed company to acquire a new technology from a university, medical center or federal research laboratory and then sell this newly formed company to our client company for securities or cash. We call this unique technology transfer process U2B®. It is our plan that the shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. A benefit of effectuating technology transfer transactions through our U2B® investment process is that such transactions do not result in a current taxable event for us for income tax purposes. We have not acquired, and do not currently intend to acquire a new technology from a university, medical center and federal research laboratory in connection with our U2B® process without the prior agreement of our client company to subsequently acquire such new technology from us.

Principles of Consolidation

UTEK Corporation commenced operations in 1997 in the business of technology transfer originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe) and UTEKip Ltd. (Israel). Its divisions include UTEK Intellectual Capital Consulting, which using a team of on-call scientists and industry experts provide technical and business knowledge to help our clients identify, assess, protect and leverage their IP assets; UTEK Information Services, which has a group of internet websites including Pharma-Transfer, which provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development, from early-stage discovery, through pre-clinical and clinical trials, to registered products that are all available for co-development or licensing; TechEx , an online searchable database for life science discoveries; UVentures, an online searchable database for physical science discoveries; and Knowledge Express, a searchable database which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates.

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

Reclassifications

Certain reclassifications have been made to the 2006 balances to conform to the 2007 financial statement presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimate relates to the fair value of the investments. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted the provisions of FIN 48. The adoption did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares consist of outstanding stock options.

Components of basic and diluted earnings per share are as follows:

	Three Months Ended
	2007	2006
Weighted average outstanding shares of common stock	8,938,565	8,427,633
Dilutive effect of stock options	—	78,838
Common stock and common stock equivalents	8,938,565	8,506,471
Shares excluded from calculation of diluted EPS (1)	574,467	310,000

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. The shares excluded from the calculation for the three months ended March 31, 2007 would have been anti-dilutive because there was a net decrease in net assets from operations during the period.

Goodwill Impairment

As a result of the Company’s annual impairment analysis, the Company determined there was an impairment of the goodwill related to the Pharma Transfer acquisition in the first quarter of 2007. The Company recorded a partial impairment of the goodwill for the United States segment in 2006. This resulted in a write-down of approximately $33,000, $21,000 after tax, which is an operating expense in the consolidated statements of operations for the three months ended March 31, 2007.

During the first quarter of 2006, the Company decided to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. These changes were other-than-temporary; therefore management determined there was an impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for the Israel segment in the first quarter of 2006. This resulted in a write-down of approximately $235,000, $147,000 after tax, which is an operating expense in the consolidated statements of operations for the three months ended March 31, 2006.

2. Stock Compensation

The Company had two stock-based equity compensation plans at March 31, 2007. See Note 9 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the three months ended March 31, 2007 and 2006, respectively, we granted 134,000 and 32,000 options to purchase shares of common stock with a weighted average grant date fair value of $13.45 and $13.47 per option. At March 31, 2007, the Company had 559,778 shares available for future stock option grants under existing plans.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R), we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the three months ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

For the three months ended March 31, 2007 and 2006, the Company recorded approximately $98,000 and $78,000, respectively in compensation expense related to share-based payments pursuant to SFAS 123(R) that is included in salaries and wages in the consolidated statement of operations.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the three months ended March 31, 2007 and 2006 were calculated as follows:

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2007 and 2006.

	2007	2006
Expected dividend yield	0.248%	0%
Expected volatility	37.46%	53.99%
Risk-free interest rate	4.46%	4.35%
Expected life of options	3.75 years	3.67 years
Grant date fair value	$4.54	$5.96

Net cash proceeds from the exercise of stock options were approximately $248,500 and $240,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, there was approximately $1,450,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 3.3 years.

The following table represents stock option activity as of and for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding —beginning of period	582,050	$13.18	2.89 years	$778,000

Granted	134,000	13.45
Exercised	(41,250)	7.10		$252,000
Forfeited/expired/cancelled	(100,333)	13.03

Options Outstanding – end of period	574,467	$13.71	3.34 years	$723,000

Outstanding Exercisable – end of period	241,718	$11.26	1.89 years	$715,000

The total grant date fair value of options vested during the three months ended March 31, 2007 and 2006 was $24,000 and $31,000, respectively.

3. Investments

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the national securities exchange.

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

With respect to loans or debt securities we hold in our portfolio for which there is no liquid public market, the fair value of such loans or debt securities normally corresponds to cost, unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at March 31, 2007 and December 31, 2006 (73.5% and 74.3% of net assets, respectively), are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock provided by the portfolio companies in exchange for both strategic alliance services and technology transfers transactions are recorded at fair value on the day that the transactions are executed. The certificates are received subsequent to the transaction date.

Strategic Alliances:

During the three months ended March 31, 2007, we entered into twenty-two strategic alliance agreements. The income recognized from all strategic alliance agreements for the three months ended March 31, 2007 was approximately $400,000. In January 2007, the Company changed it pricing strategy on its strategic alliance agreements. Of the twenty-two most recent alliances only one agreement called for payment in stock and the remaining agreements called for monthly fees payable in cash. At March 31, 2007, the Company had forty-two active strategic alliance clients.

During the three months ended March 31, 2006, we entered into four strategic alliance agreements. The income recognized from all strategic alliance agreements for the three months ended March 31, 2006 was approximately $455,000. At March 31, 2006, the Company had twenty-nine active strategic alliance clients.

Technology Transfers:

All of our technology transfers are generally completed according to our strategic alliance service agreements with our clients.

During the three months ended March 31, 2007, we completed the following eight technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash	Price per Share(1)
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	95,000 preferred (2)	$24.00
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	50,000 preferred (3) 26,500,000 common	11.53 0.02
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	100,000 preferred (4)	8.45
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	47,500 preferred (5)	14.62
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	63,981 preferred (6)	6.00
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	$200,000 cash	—
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	10,901,250 common	.04
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	34,875,000 common	.02

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred A shares convertible into common shares based on a value of $3.8 million.
(3)	Preferred C shares convertible into common shares based on a value of $768,500.
(4)	Preferred A shares convertible into common shares based on a value of $1.3 million.
(5)	Preferred E shares convertible into common shares based on a value of $926,250.
(6)	Preferred D shares convertible into common shares based on a value of $638,000.

During the three months ended March 31, 2006, we completed the following six technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares		Price per Share(1)
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	100,000	(2)	$21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360		1.210
January 30	Websky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000		0.027
March 6	Trio Industries Group	Ultra Fine Coating Systems, Inc.	1,805,000		1.350
March 8	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	97,000	(3)	21.300
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000	(4)	0.367

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred B shares convertible into common shares based on a value of $2.1 million.
(3)	Preferred C shares convertible into common shares based on a value of $2.8 million.
(4)	Preferred B shares convertible into common shares based on a value of $2.14 million.

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.

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

Effective September 1, 2004, the Company entered into a three year employment agreement with its Chief Executive Officer, Clifford M. Gross, providing for an annual base salary of $300,000 for his services. In addition to his salary, Dr. Gross will receive a reasonable allowance for an automobile and be entitled to certain severance benefits.

The Company entered into an employment agreement with our Chief Operating Officer and Chief Compliance Officer, Douglas Schaedler, effective March 20, 2007. The term of the agreement is for one year and provides for an annual salary of $225,000. Additionally, Mr. Schaedler will receive a bi-annual discretionary bonus and 100,000 stock options.

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

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes UTEKip, Ltd., and the United States segment includes UTEK Corporation.

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Total assets March 31, 2007	$665,986	$52,476	$51,927,893	$52,646,355
Total assets December 31, 2006	719,238	71,771	52,249,801	53,040,810

	For the three months ended March 31, 2007
	United Kingdom	Israel	United States		Total
Income from operations	$89,648	$40,169	$7,817,954		$7,947,771
Income (loss) before interest, other expense and income taxes	(52,671)	(40,461)	3,949,518	(1)	3,856,386
Depreciation and amortization	406	1,585	53,151		55,142

	For the three months ended March 31, 2006
	United Kingdom	Israel		United States	Total
Income from operations	$284,278	$36,895		$11,485,833	$11,807,006
Income (loss) before interest, other expense and income taxes	128,204	(342,630	)(2)	6,001,781	5,787,355
Depreciation and amortization	6,452	4,917		34,835	46,204

(1)	During the three months ended March 31, 2007, the Company recorded goodwill impairment for Pharma Transfer of $33,030, which is included in the current period loss.
(2)	During the three months ended March 31, 2006, the Company recorded goodwill impairment for UTEKip, Ltd. of $234,940 which is included in the current period loss.

6. Related Party Transactions

Sam Reiber, our General Counsel and a member of our Board of Directors, has received approximately $18,500 and $12,000 in compensation in the three months ended March 31, 2007 and 2006, respectively, for legal services related to the technology transfers performed for us. The Company entered into an arrangement with Mr. Reiber pursuant to which the Company agreed to pay Mr. Reiber approximately $2,000 per technology transfer transaction consummated by the Company for the provision by him of certain legal services rendered to the Company in connection therewith. Mr. Reiber receives a modest salary for his contribution to the Company’s operations. Given this fact and as a result of the significant increase in the number of technology transfer transactions consummated by the Company in 2006, the Compensation Committee determined that in lieu of increasing his salary to compensate him for his additional legal services in connection with such technology transfer transactions, he would receive a per technology transaction fee.

During the three months ended March 31, 2007, we loaned funds for operations and real estate improvements of approximately $543,000 to certain subsidiaries of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. In addition, we paid rent of approximately $56,000 to Ybor City Group, Inc. a subsidiary of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies during the three months ended March 31, 2007.

7. Line of Credit

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of March 31, 2007, we had no outstanding debt.

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

Executive Summary

Our financial condition is dependent on a number of factors including our ability to effectuate technology transfers and the performance of the investments that we receive in connection with these transfers. Substantially all of our investments are in development stage and start-up private companies and thinly traded public companies. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no or a limited history of operations.

Our total assets were $52.6 million and our net assets were $51.0 million at March 31, 2007, compared to $53.0 million and $51.0 million at December 31, 2006, respectively. Net asset value per share was $5.69 at March 31, 2007 and $5.71 at December 31, 2006. At the end of the first quarter of 2007, we had no long-term debt outstanding and $9.9 million in cash and cash equivalents.

Income from operations for the first quarter of 2007 totaled approximately $7.9 million, as compared to $11.8 million for the same period of 2006. Net income from operations for the first quarter of 2007 totaled approximately $2.2 million as compared to $3.6 million in the first quarter of 2006. Net realized losses on investments, net of deferred tax effect, totaled approximately ($1.1 million) as compared to net realized gains of $383,000 in 2006. In this regard, we received gross proceeds of $654,000 in the first quarter of 2007 and $1.4 million in the first quarter of 2006 in connection with the sale of the securities we received in connection with our strategic alliance agreements and technology transfer transactions. Net change in unrealized appreciation (depreciation) of investments, net of deferred tax benefit, was ($1.5 million) in the first quarter of 2007 as compared to $1.6 million in the first quarter of 2006.

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

Recently, we have taken steps to improve the efficiency of our technology transfer business model. Some of the improvements we have made include:

•

Enhanced client company acceptance procedures including the hiring of a manager of due diligence to conduct background checks on principal officers of prospective client companies, and Executive Committee (made up of the executive officers and the director of operations) approval prior to accepting a new client company;

•	Expanded our scientific review team for technology due diligence;

•	Improved our technology search capabilities through our expanded proprietary technology database and internally developed search engine;

•

Entered into Master Strategic Alliances with two investment banks - Acumen BioFin, a division of Rodman & Renshaw, LLC, and vFinance Investments, Inc., which should help us improve the quantity and diversity of our new client companies as well as the availability of follow-on financing for our client companies to accelerate the commercialization of technologies they may acquire from us; and

•

Engaged C.E. Unterberg, Towbin and vFinance Investments, Inc. to facilitate the sales of portions of our restricted equity positions in a more rapid and efficient fashion following the completion of technology transfers. We anticipate that over time this may mitigate a portion of the equity risk in our portfolio and improve cash flow.

Increase in Technology Transfers and Strategic Alliances

In the first quarter of 2007, we increased the number of our active strategic alliance agreements and consequently the number of completed technology transfers:

•	During the first quarter of 2007, we signed 22 new strategic alliance agreements, as compared to 4 new strategic alliances in the first quarter of 2006.

•	During the first quarter of 2007, we completed 8 technology transfers valued at approximately $6.7 million as compared to 6 technology transfers valued at approximately $10.2 million in 2006.

Portfolio Activity

The following is a list of significant changes in our portfolio during the three months ended March 31, 2007:

•

The sale of some or all of our shares in Xethanol Corporation, Shumate Industries, Inc., Manaokoa Services Corporation and various other portfolio companies for approximately $654,000, which resulted in realized losses of $1.1 million (net of income tax);

•	The completion of 7 technology transfers valued at approximately $6.5 million (one technology transfer was completed for $200,000 in cash);

•	A net unrealized loss of $1.5 million (net of income tax) in the fair value of our investments.

Our most significant portfolio investments at March 31, 2007 were in Advanced Refractive Technologies, Inc., Avalon Oil & Gas, Inc., Manakoa Services Corporation, Fuel FX International, Inc., Material Technologies, Inc., World Energy Solutions, Inc., Cytodyn, Inc., Advanced Medical Isotope Corporation, Cyberlux Corporation, American Soil Technologies, Inc., Klegg Electronics, Inc. and UTEK Real Estate Holdings, Inc. These 12 investments total $27.3 million in fair value and represented 73% of our investments and 54% of net assets at March 31, 2007.

The net unrealized depreciation for the three months ended March 31, 2007 was mostly due to the write down of four investments in our portfolio: Industrial Biotechnology Corp., UBA Technology, Inc., Fuel FX International, Inc. and Klegg Electronics, Inc. Large fluctuations in the fair value of our investments are not unexpected given that substantially all of our investments are in development stage and start up private companies and thinly traded public companies and may occur in the future. The current portfolio is comprised of approximately 60 holdings. Many of these positions are with small capitalization companies which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors.

Results of Operations

Income from Operations (Revenue)

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2007	2006
Sale of Technology Rights	$6,701	$10,215	(34%)
Consulting and Other Services	1,047	1,353	(23%)
Other Income, net	200	239	(16%)

Income from Operations	$7,948	$11,807	(33%)

The Company completed eight technology transfers during the three months ended March 31, 2007 as compared to six during the three months ended March 31, 2006. The lower average value of the technology transfer is a function of a decrease in the cost to acquire the technology rights partially offset by an increase in the average technology transfer multiple. The Company changed the pricing to increase the diversification of the client base and to reduce the costs and amount of paperwork related to the small holdings of shares related to clients who did not complete technology transfers. The technology transfers had an average value of $1.3 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. The technology transfer multiple is the revenue markup on the acquisition of technology rights costs. The average technology transfer multiple for the first quarter of 2007 was 4.9 as a result of six of the eight technology transfers having multiples significantly in excess of our targeted multiple of 4.0. The average technology transfer multiple for the first quarter of 2006 was 4.2 as a result of three of the six technology transfers having multiples significantly lower than our targeted multiple. With the exception of $200,000 in the first quarter of 2007, all income from the sale of technology rights for the three months ended March 31, 2007 and March 31, 2006 was received in the form of equity securities.

The decrease in consulting fees and other services resulted partially from a change in the Company’s pricing strategy on its strategic alliance agreements and a decrease in the consulting income from UTEK-Europe, Ltd., one of the Company’s subsidiaries. The change in the pricing structure of our strategic alliances resulted in a reduction of the related revenue from $440,000 to $400,000 during the quarter ended March 31, 2007 versus 2006. Other consulting income for the three months ended March 31, 2007 included income of $337,000 from our Intellectual Capital Consulting division and subsidiaries UTEK-Europe, Ltd., and UTEKip, Ltd., as compared to $563,000 for the three months ended March 31, 2006. UTEK Information Services, a division of the Company, comprised the balance of consulting fee and other services income for 2007.

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

Expenses

Acquisition of Technology Rights

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2007	2006
Acquisition of technology rights	$1,303	$2,624	(50%)
As a percent of sale of technology rights	19%	26%	(7	) ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from 2006 to 2007 was due to the lower costs of the technologies acquired in connection with the technology transfers completed in the three months ended March 31, 2007 as compared to the same period in 2006. The average cost per technology transfer decreased approximately $274,000 or 63% during the three months ended March 31, 2007.

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three months ended March 31, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	$400,000
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000

		Total for three months ended March 31, 2007	$1,303,279

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three months ended March 31, 2006:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	$300,000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
January 30	Websky, Inc.	Strategic Wireless Solutions, Inc.	265,000
March 6	Trio Industries Group	Ultra Fine Coating Systems, Inc.	534,000
March 8	Advanced Refractive Technoloiges, Inc.	Ocular Therapeutics, Inc.	500,000
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	400,000

		Total for three months ended March 31, 2006	$2,624,000

Salaries and Wages

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2007	2006
Salaries and wages	$969	$694	40%
As a percent of revenue	12%	6%	6 ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses. Salaries and wages increased $275,000 during the three months ended March 31, 2007 due primarily to the additional salary and discretionary bonus paid to the Company’s Chief Financial Officer as a result of changing from a part-time to a full-time position, an increase in stock option compensation, and an increase in the number of employees and the salaries for the UTEK Information Services division.

Professional Fees

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2007	2006
Professional fees	$322	$281	14%

As a percent of revenue	4%	2%	2 ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The increase in professional fees for the three months ended March 31, 2007 relates to a modest increase in accounting fees related to the year-end audit and an increase in legal fees related to various projects during the first quarter of 2007.

Sales and Marketing

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2007	2006
Sales and marketing	$632	$809	(22%)
As a percent of revenue	8%	7%	1 ppt

Sales and marketing expenses include advertising, marketing, salaries, wages and commission paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Commissions decreased $53,000 for the three months ended March 31, 2007 as a result of using less outside service providers for the purpose of selling strategic alliance agreements. Due to the decrease in consulting services revenue received by the UTEK Intellectual Capital Consulting division, the related outside service provider costs decreased by $47,000. Salaries, wages and commission paid to sales related employees decreased $26,000 for the three months ended March 31, 2007 due to lower commissions related to lower technology transfer Income.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in locations around the United States, the United Kingdom and Israel.

General and Administrative

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2007	2006
General and administrative	$832	$1,376	(40%)
As a percent of revenue	10%	12%	(2	) ppt

The decrease in general and administrative costs for the three months ended March 31, 2007 is primarily attributable to a decrease in contributions expense of $663,000. During the three months ended March 31, 2006, the Company made a gift of 5.1 million shares of Hydroflo, Inc. common stock to certain not-for-profit institutions. The stock was fair valued at $663,000 at the time of the gift.

Goodwill Impairment

During the three months ended March 31, 2006, we recorded a total impairment of the goodwill for UTEKip, Ltd. of $234,940 as a result of changing the focus of the Israel operations from software to technology transfer. During the three months ended March 31, 2007, we recorded a partial impairment of the goodwill related to the Pharma Transfer acquisition of $33,030 as a result of our annual impairment analysis.

Net Realized Gains (Losses) on Investments

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2007	2006
Realized gains (losses)	($1,098)	$383	(387%)

Net realized gains (losses) on investments, net of income tax effect, amounted to ($1,097,632) for the three months ended March 31, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Advanced Refractive Technologies, Inc.	1,533,333	$(46,064)
American Soil Technologies, Inc.	3,271	5
Shumate Industries, Inc.	155,347	116,897
Health Sciences Group, Inc.	2,242,000	(619,815)
Swiss Medica, Inc.	850,000	(93,577)
Xethanol Corporation	136,838	(378,935)
Broadcast International, Inc.	10,000	(4,067)
Manakoa Services Corporation	578,958	(72,076)

Total		$(1,097,632)

Net realized gains on investments, net of income tax effect, amounted to $382,586 for the three months ended March 31, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Circle Group Holdings, Inc.	514,608	$199,231
Genethera, Inc.	14,796	(21,583)
Magic Media Networks, Inc.	30,000	(103)
Sequiam Corporation	560,000	946
Swiss Medica, Inc.	300,000	(3,661)
Xethanol Corporation	150,762	238,954
Hydroflo, Inc.	5,100,000	(31,198)
Total		$382,586

On a quarterly basis, net realized gains and losses can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Changes in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At March 31, 2007, approximately 73% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2007	2006
Unrealized appreciation (depreciation)	($1,542)	$1,565	(199%)

Net change in unrealized depreciation on investments, net of income tax effect, amounted to ($1,542,328) for the three months ended March 31, 2007 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Health Sciences Group, Inc.	$591,717
Xethanol Corporation	374,010
Material Technologies, Inc.	427,085
Klegg Electronics, Inc.	(925,852)
Industrial Biotechnology Corporation	(800,269)
Broadcast International, Inc.	197,027
Fuel FX International	(642,473)
Websky, Inc.	(126,237)
UBA Technology, Inc.	(446,070)
Cyberlux Corporation	(232,329)
Manakoa Services Corporation	(145,885)
Liberty Diversified Holdings, Inc.	(143,202)
Advanced Medical Isotope Corporation	248,918
All other investments	81,232

($1,542,328)

Net change in unrealized appreciation on investments, net of income tax effect, amounted to $1,564,966 for the three months ended March 31, 2006 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Health Sciences Group, Inc.	$(155,861)
Xethanol Corporation	1,736,940
Trio Industries, Inc.	1,524,065
Industrial Biotechnology Corporation	(1,406,316)
Broadcast International, Inc.	149,994
Z-Trim Holdings, Inc.	(254,437)
HydroFlo, Inc.	173,632
GS Energy Corporation	(169,902)
All other investments	(33,149)

$1,564,966

On a quarterly basis, changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $9.9 million. We also had investments in U.S. Treasuries of $2.0 million. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three month to one year maturities. These investments do not qualify as cash equivalents.

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of strategic alliance and other consulting services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary source of liquidity and capital for the three months ended March 31, 2007 was $2.6 million in net proceeds from the sale of U.S. Treasuries and $654,000 in proceeds generated from the sale of shares of our portfolio companies.

To date, our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances in exchange for securities rather than cash. In the three months ended March 31, 2007, 88% of our income from operations was paid in the form of equity securities. Of the $7.9 million in income from operations in the first quarter of 2007, $1.0 million was received in the form of cash. During the three months ended March 31, 2007, we used approximately $1.3 million to fund our technology transfer transactions and approximately $2.8 million for operating expenses. During the remainder of 2007, we expect our cash outlay for technology transfers will be scaled to available cash and that the cost of our operations should be similar to those incurred in 2006.

During the three months ended March 31, 2007, we loaned UTEK Real Estate Holdings, Inc., one of our portfolio companies, an additional $543,000 for real estate improvements and operations. We expect the renovations to be completed by the spring of 2007 and the additional cash outlay to be less than $200,000.

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

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of March 31, 2007, we had no outstanding debt.

We currently intend to fund our capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances, our investments in U.S. treasuries and borrowings, as well as with cash generated by operations, (including the sales of our investments). We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for at least the next twelve months. However, our capital requirements will depend on many factors, the most important factor is our sales of technology rights. We will scale the number of sales of technology rights to available cash resources. We may seek to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to us, if at all.

In February 2007, UTEK entered into an equity monetization agreement with C.E. Unterberg, Towbin (“CEUT”). Under this agreement and at UTEK’s request, CEUT will monetize a portion of select, restricted equity stakes that UTEK acquires through its technology transfer services. In consideration for providing these services, CEUT will receive a commission according to a sliding scale, payment of which will be deducted from the proceeds of each sale following settlement.

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

Valuation Methodology

We primarily receive illiquid securities in connection with our strategic alliance agreements and technology transfers. These securities are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy on a quarterly basis. We continue to utilize an independent valuation service provider to assist the Board of Directors in determining the fair value of our portfolio.

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

With respect to loans or debt securities we hold in our portfolio for which there is no liquid public market, the fair value of such loans or debt securities normally corresponds to cost, unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.

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

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share were approximately $104,000, $98,000, $0.01 and $0.01 lower, respectively, for the three months ended March 31, 2007 and $81,000, $50,000, $0.01 and $0.00 lower, respectively, for the three months ended March 31, 2006.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted the provisions of FIN 48. The adoption did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2006.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Although we may from time to time be involved in litigation and claims arising out of its operations in the normal course of its business, as of March 31, 2007, we were not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10K for the year ended December 31, 2006.

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

UTEK CORPORATION
(Registrant)

Date: May 4, 2007	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: May 4, 2007	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer