Form 10-Q
period 2007-06-30
UTEK CORP
filed 2007-08-06
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

None

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

On August 3, 2007, there were 9,009,776 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2007—$35,945,750; 2006—$41,786,374)	$9,662,700	$14,578,700
Affiliate investments (cost: 2007—$41,191,979; 2006—$22,354,448)	14,607,300	8,713,900
Control investments (cost: 2007—$12,521,780; 2006—$15,485,318)	7,798,732	10,001,772
U.S. Treasuries and certificates of deposit (cost: 2007 – $2,090,172; 2006— $4,584,651)	2,090,172	4,584,651

Total investments	34,158,904	37,879,023
Cash and cash equivalents	7,725,341	9,685,111
Accounts receivable, net of allowance for bad debt (2007—$29,000; 2006— $38,000)	517,534	534,605
Prepaid expenses and other assets	321,009	375,007
Fixed assets, net	539,665	595,001
Goodwill	3,001,286	3,021,163
Intangible assets, net	154,002	190,100
Deferred tax asset	2,801,886	760,800

TOTAL ASSETS	49,219,627	53,040,810

LIABILITIES
Accrued expenses	454,997	595,764
Deferred revenue	979,108	1,463,884

TOTAL LIABILITIES	1,434,105	2,059,648

NET ASSETS	$47,785,522	$50,981,162

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 9,009,776 shares issued and outstanding at June 30, 2007 and 8,936,009 shares issued and outstanding at December 31, 2006	$90,099	$89,361
Additional paid-in capital	52,791,774	51,993,822
Accumulated income:
Accumulated net operating income	33,890,588	29,721,366
Net realized loss on investments, net of income taxes	(3,203,498)	(2,065,218)
Net unrealized depreciation of investments, net of deferred income taxes	(35,919,370)	(28,897,125)
Foreign currency translation adjustment	135,929	138,956

Net assets	$47,785,522	$50,981,162

Net asset value per share	$5.30	$5.71

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Income from operations:
Sale of technology rights	$5,213,410	$21,624,267	$11,914,750	$31,839,197
Consulting and other services	1,022,048	1,192,843	2,068,765	2,546,324
Investment income, net	152,991	242,197	352,705	480,792

	6,388,449	23,059,307	14,336,220	34,866,313

Expenses:
Acquisition of technology rights	1,030,000	4,523,127	2,333,279	7,147,127
Salaries and wages	804,966	956,830	1,774,307	1,703,302
Professional fees	292,161	301,870	614,108	583,296
Sales and marketing	458,299	935,850	1,090,278	1,764,088
General and administrative	607,744	767,646	1,439,553	2,072,221
Goodwill impairment	—	—	33,030	234,940

	3,193,170	7,485,323	7,284,555	13,504,974

Income before income taxes	3,195,279	15,573,984	7,051,665	21,361,339
Provision for income taxes	1,259,448	5,806,628	2,882,443	7,984,409

Net income from operations	1,935,831	9,767,356	4,169,222	13,376,930

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of ($24,524) and ($686,764) for the three and six months ended June 30, 2007, respectively, and $1,103,928 and $1,334,756 for the three and six months ended June 30, 2006, respectively	(40,648)	1,829,711	(1,138,280)	2,212,297
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of ($3,306,225) and ($4,236,765) for the three and six months ended June 30, 2007, respectively, and ($324,261) and $619,938 for the three and six months ended June 30, 2006, respectively	(5,479,917)	(537,448)	(7,022,245)	1,027,518

Net increase (decrease) in net assets from operations	$(3,584,734)	$11,059,619	$(3,991,303)	$16,616,745

Net increase (decrease) in net assets from operations per share:
Basic	$(0.40)	$1.25	$(0.45)	$1.92
Diluted	$(0.40)	$1.23	$(0.45)	$1.90
Weighted average shares:
Basic	8,997,538	8,871,871	8,968,152	8,663,083
Diluted	8,997,538	8,997,310	8,968,152	8,759,178
Dividend declared per share:	—	—	—	$.02

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2007	2006
Operating Activities:
Net increase (decrease) in net assets from operations	$(3,991,303)	$16,616,745
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments	11,259,011	(1,647,456)
Depreciation and amortization	109,468	97,714
Goodwill impairment	33,030	234,940
(Gain) loss on sale of investments	1,825,044	(3,547,053)
Loss on disposal of fixed assets	14,360	13,555
Bad debt expense	110,011	75,797
Share-based compensation	275,598	221,555
Deferred income taxes	(2,041,086)	9,939,104
Investment securities received in connection with the sale of technology rights	(11,714,750)	(31,839,197)
Consulting and other services rendered in exchange for investment securities	(757,269)	(892,452)
Changes in operating assets and liabilities:
Accounts receivable	41,940	46,482
Prepaid expenses and other assets	53,998	166,279
Deferred revenue	(124,769)	151,904
Accrued expenses	25,113	313,188

Net cash flows from operating activities	(4,881,604)	(10,048,895)

Investing Activities:
Acquisition of 22nd Street of Ybor City, Inc.	—	(1,000,000)
Net sales (purchases) of short-term investments	2,494,479	(2,680,873)
Proceeds received from sale of equity investments	821,276	6,116,428
Investment in UTEK Real Estate Holdings, Inc.	(702,560)	(870,249)
Purchases of fixed assets	(32,394)	(239,574)

Net cash flows from investing activities	2,580,801	1,325,732

Financing Activities:
Distributions to stockholders	(179,032)	(177,865)
Net proceeds from issuance of common stock	—	8,955,182
Proceeds from exercise of stock options	523,091	276,104

Net cash flows from financing activities	344,059	9,053,421

Foreign currency translation adjustment	(3,026)	107,957

Increase (decrease) in cash and cash equivalents	(1,959,770)	438,215
Cash and cash equivalents at beginning of year	9,685,111	5,275,626

Cash and cash equivalents at end of period	$7,725,341	$5,713,841

Supplemental Disclosures of Non-Cash Investing Activities
The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City, Inc.	—	$1,000,000

Investment securities received for unearned strategic alliance services	$280,463	$1,464,522

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30
	2007	2006
Changes in net assets from operations:
Net income from operations	$4,169,222	$13,376,930
Net realized gain (loss) on sale of investments, net of related income taxes	(1,138,280)	2,212,297
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(7,022,245)	1,027,518

Net increase (decrease) in net assets from operations	(3,991,303)	16,616,745

Distribution to stockholders:
From net income from operations (1)	—	(177,865)

Capital stock transactions:
Proceeds from issuance of common stock, net of offering costs of $1,044,860 for the six months ended June 30, 2006	—	8,955,182
Proceeds from the exercise of stock options	523,091	276,104
Share-based compensation	275,598	221,555
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	—	1,000,000

Net increase in net assets from capital stock transactions	798,689	10,452,841

Foreign currency translation adjustment	(3,026)	107,957

Net increase (decrease) in net assets	(3,195,640)	26,999,678
Net assets at beginning of year	50,981,162	44,441,118

Net assets at end of period	$47,785,522	$71,440,796

(1)	Distributions to shareholders as noted in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Six Months Ended June 30
	2007	2006
PER SHARE INFORMATION
Net asset value, beginning of period	$5.71	$5.58
Net income from operations (1)	0.46	1.53
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after taxes) (2)	(0.96)	(0.26)
Foreign currency translation adjustment (1)	(0.00)	0.01
Net increase from stock transactions (1)	0.09	1.19
Distribution to shareholders from net income from operations (3)	—	(0.02)

Net asset value, end of period	$5.30	$8.03

Per share market value, end of period	$14.30	$20.05

Investment return, based on market price at end of period	26%	45%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$47,785,522	$71,440,796
Ratio of expenses to average net assets	15%	23%
Ratio of net income from operations to average net assets	8%	23%
Diluted weighted average number of shares outstanding during the period	8,968,152	8,759,178

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.
(3)	Distribution to shareholders as noted in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK CORPORATION

Schedule of Investments June 30, 2007

(unaudited)

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets

		Non-Affiliate Investments (1)

		Advanced Refractive Technologies, Inc.
		Ophthalmic technologies
100,000	4/06	Series D Preferred Stock	$1,996,176	$1,120,000	2.3%
97,000	3/06	Series C Preferred Stock	2,066,063	1,086,000	2.3
97,000	12/05	Series B Preferred Stock	1,032,675	565,000	1.2
4,000,000	5/05	Common Stock	76,368	11,200	<0.1
		World Energy Solutions, Inc.
		Energy saving technologies
100,000	10/06	Series A Preferred Stock	2,632,500	2,633,000	5.5
201,672	9/05	Common Stock	127,714	134,100	0.3
		Advanced Medical Isotope Corporation (11)
		Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	1,803,417	1,432,100	3.0
600,000	5/06	Common Stock	63,000	289,800	0.6
903,860	8/05	Broadcast International, Inc.
		Telecommunications	1,093,671	845,100	1.8
2,560,000	8/04	TenthGate, Inc. (8)
		Healthcare related products and services	40,000	663,000	1.4
60,000	12/05	Metamorphix Global, Inc. (privately held) (12)
		Design and manufacture of countertops	120,000	120,000	0.3
40,000	7/06	Bacterin International (privately held)
		Bioactive coatings for medical devices	120,000	120,000	0.3
171,432	10/06	GammaCan International, Inc.
		Anti-cancer immunotherapy	83,016	71,300	0.1
33,825	5/05	XLER8, Inc. (Vitacube Systems, Inc.)
		Specialty nutraceuticals	16,427	61,100	0.1
78,500	4/05	Rival Technologies, Inc.
		Diesel engine technologies	53,710	58,900	0.1
120,000	1/07	NeoStem, Inc.
		Stem cell banking services	61,440	54,100	0.1
(7)	4/07	Synthetic Blood International, Inc.
		Biotechnology products	120,000	45,000	0.1
176,250	4/05	Maelor Plc (5)
		Products for niche healthcare applications	24,147	43,000	0.1
180,000	5/06	U.S. Starcom, Inc.
		Communications services and products	17,181	40,500	0.1
109,091	7/06	Turbine Truck Engines, Inc.
		Heavy-duty highway truck engines	72,000	37,100	0.1
825,852	7/06	MM2 Group, Inc.
		Financial consulting for nutraceuticals	32,685	33,000	0.1
208,333	1/07	Ecosphere Technologies, Inc.
		Defense, homeland security and global ship repair	83,300	31,700	0.1
185,000	4/04	Power3 Medical Products, Inc.
		Healthcare products	151,873	31,600	0.1
697,860	8/06	Magnitude Information Systems, Inc.
		Computer ergonomics	25,920	26,700	0.1
258,064	5/06	IPORUSSIA, Inc.
		Business advisory services provider	24,000	25,200	0.1
9,748	4/04	Xethanol Corporation (12)	88,836	14,700	<0.1
		Bioethanol and derivative products

660,000	6/05	BP International, Inc.
		Shade structures	78,852	12,700	<0.1
269,230	8/06	Protocall Technologies, Inc.
		On-demand software and entertainment	11,577	9,200	<0.1
1,200,000	10/06	Laserlock Technologies, Inc.
		Security solutions for the gaming industry	24,100	8,600	<0.1
785,000	3/04	Swiss Medica, Inc.
		Health bioscience products	128,348	6,400	<0.1
808,529	4/04	HydroFlo, Inc.
		Treatment and purification of water	125,861	6,200	<0.1
2,011,765	5/06	Rheologics, Inc.
		Study of blood viscosity	86,100	5,200	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc.
		Medical devices designs and testing	74,400	4,400	<0.1
384,000	7/06	aeroTelesis, Inc.
		Satellite and wireless bandwidth utilization	33,394	3,300	<0.1
387,097	6/06	Tradequest International, Inc.
		Provider of voice over internet protocol	76,092	3,100	<0.1
666,668	9/05	Quest Minerals & Mining Corporation
		Coal and mineral mining	69,044	2,700	<0.1
122,449	1/06	5G Wireless Communications, Inc.
		Broadband wireless	78,851	2,200	<0.1
781,703	3/04	Health Sciences Group, Inc. (8)
		Nutraceutical and pharmaceutical products	570,643	2,100	<0.1
232,211	5/05	Preservation Sciences, Inc.
		Metal and concrete coatings	—	1,800	<0.1
750,000	10/04	U.S. Wireless Online, Inc.
		Wireless broadband networks	66,000	700	<0.1
85,714	9/05	New Life Scientific, Inc.
		Pharmaceutical biotechnologies	81,816	400	<0.1
37,500	6/05	Modern Technology Corporation
		Technology development and acquisition company	82,152	300	<0.1
105,600	5/06	HumWare Media Corporation
		Media advertising	14,236	200	<0.1
560,000	1/07	Mimedx, Inc. (privately held)
		Connective tissue technology	—	—	0.0
		UBA Technology, Inc.
		Software development
2,482,521	2/06	Common Stock	1,691,419	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
140,000	3/05	AdAl Group, Inc. (5)
		Aluminum extruded products manufacturer	72,912	—	0.0
7,787,565	6/05	Trio Industries Group, Inc.
		Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5)
		Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04	eLinear, Inc. (5)
		Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$35,945,750	$9,662,700	20.3%

		Affiliate Investments (2)

		Material Technologies, Inc. (9)
		Metal fatigue detection
20,550,304	9/04	Common Stock	$4,907,329	$4,726,600	9.9
47,500	1/07	Series E Convertible Preferred Stock	694,640	555,800	1.1

		Cyberlux Corporation (9)
		LED lighting solutions
148,000	11/06	Series C Preferred Stock	2,181,640	1,781,000	3.7
27,981,484	6/06	Common Stock	537,920	121,700	0.3
		Fuel FX International, Inc. (privately held)
		Reductional environmental emissions
100,000	1/06	Series B Preferred Stock	2,100,000	840,000	1.7
9,900,717	4/05	Common Stock	1,980,142	752,500	1.6
		Manakoa Services Company (11)
		Compliance analysis and monitoring
95,000	1/07	Series B Preferred Stock	2,280,000	1,140,000	2.4
7,799,515	4/04	Common Stock	2,122,641	160,600	0.3
		CytoDyn, Inc.
		Development stage biotechnology company
2,040,000	4/06	Common Stock	3,640,772	673,200	1.4
100,000	1/07	Series A Preferred Stock	845,000	585,000	1.2
3,620,307	5/06	Avalon Oil and Gas, Inc.	2,854,089	1,035,400	2.2
		Oil and gas producers
6,909,690	9/05	American Soil Technologies, Inc. (9)	1,622,672	943,200	2.0
		Fertilizer innovation
164,495,817	8/06	Cargo Connection Logistics Holdings, Inc.	1,026,031	331,500	0.7
		World trade logistics
7,165,000	5/06	NetFabric Holdings, Inc.	608,694	322,400	0.7
		Information technology services
461,222,608	9/05	GS Energy Corporation (INSEQ Corp.)	2,434,783	304,400	0.6
		Waste minimization
33,730,000	4/05	WebSky, Inc.	897,750	237,800	0.5
		Broadband wireless
4,221,165	4/01	Stealth MediaLabs, Inc.	1,708,000	63,300	0.1
		Software products
21,933,451	8/05	Industrial Biotechnology Corporation (10)	6,351,998	32,900	0.1
		Manufactures and markets flavors and fragrances
4,444,876	5/06	DME Interactive Holdings, Inc.	769,820	—	0.0
		Multi-media entertainment
		Liberty Diversified Holdings, Inc.
		Printing and packaging
16,037,500	7/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$41,191,979	$14,607,300	30.5%

		Control Investments (3)

1,000	11/99	UTEK Real Estate Holdings, Inc. (privately held)	$4,131,574	$3,550,700	7.4
		Real estate development
15,009,402	3/06	Klegg Electronics, Inc.	6,506,174	2,364,000	4.9
		Manufacturer/distributor for retail electronic products
(6)	1/06	UTEK Real Estate Holdings, Inc. (privately held)	1,884,032	1,884,032	4.0

		(Demand note, interest rate @ 5%)
		Total Investments in Control Investments	$12,521,780	$7,798,732	16.3%

		U.S. Treasuries and Certificates of Deposit (4)

Par Value		U.S. Treasuries:
1,000,000	6/07	United States Treasury, maturity 7/12/07, interest rate @ 4.421%	$999,060	$999,060	2.1%
1,000,000	6/07	United States Treasury, maturity 7/26/07, interest rate @ 4.375%	997,210	997,210	2.1

		Total U.S. Treasuries	$1,996,270	$1,996,270	4.2%

		Certificates of Deposit:
100,000	5/07	LaSalle Bank CD, maturity 8/30/07, interest rate @ 4.9%	$93,902	$93,902	0.2%

		Total Certificates of Deposit	$93,902	$93,902	0.2%

		Total Investments in U.S. Treasuries and CDs	$2,090,172	$2,090,172	4.4%

		TOTAL INVESTMENTS	$91,749,681	$34,158,904	71.5%

		Cash and other assets, less liabilities		13,626,618	28.5%

		Net assets at June 30, 2007		$47,785,522	100.0%

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

•

As of June 30, 2007, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.

(6)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.

(7)	Investment consists of warrants to purchase 1,500,000 shares of Synthetic Blood International, Inc. common stock.

(8)	During the period ended June 30, 2007, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).

(9)	During the period ended June 30, 2007, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).

(10)	During the period ended June 30, 2007, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).

(11)	Advanced Medical Isotope Corporation and Manakoa Services Company are parties related through common management.

(12)	Xethanol Corporation and Metamorphix Global, Inc. are parties related though common management.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2006

Shares	Initial Date of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)

		Advanced Refractive Technologies, Inc.
		Ophthalmic technologies
100,000	4/06	Series D Preferred Stock	$1,996,176	$1,400,000	2.7%
97,000	3/06	Series C Preferred Stock	2,066,063	1,358,000	2.7
97,000	12/05	Series B Preferred Stock	1,032,675	705,700	1.4
5,533,333	5/05	Common Stock	158,364	26,200	0.1
		World Energy Solutions, Inc.
		Energy saving technologies
100,000	10/06	Series A Preferred Stock	2,632,500	2,430,000	4.8
201,672	9/05	Common Stock	127,714	36,300	0.1
		Advanced Medical Isotope Corporation (11)
		Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	1,803,417	1,591,300	3.1
600,000	5/06	Common Stock	63,000	96,000	0.2
		Cyberlux Corporation
		LED lighting solutions
98,000	11/06	Series C Preferred Stock	1,605,240	1,605,200	3.1
1,481,484	6/06	Common Stock	80,820	40,000	0.1
		American Soil Technologies, Inc.
		Fertilizer innovation
4,275,000	3/06	Series B Preferred Stock	1,571,691	1,432,100	2.8
317,857	9/05	Common Stock	70,388	56,700	0.1
6,368,802	9/04	Material Technologies, Inc.	1,839,969	891,600	1.7
		Metal fatigue detection
984,360	8/05	Broadcast International, Inc.	1,223,592	863,800	1.7
		Telecommunications
		UBA Technology, Inc. (8)
		Software development
2,482,521	2/06	Common Stock	1,691,419	600	<.1
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	714,600	1.4
146,586	4/04	Xethanol Corporation (8) (12)	964,599	299,500	0.6
		Bioethanol and derivative products
171,432	11/05	Shumate Industries, Inc.	78,852	205,200	0.4
		Energy field service applications
60,000	12/05	Metamorphix Global, Inc. (privately held) (12)	120,000	120,000	0.2
		Design and manufacture of countertops
40,000	7/06	Bacterin International (privately held)	120,000	120,000	0.2
		Bioactive coatings for medical devices
120,000	4/05	Rival Technologies, Inc.	82,104	96,900	0.2
		Diesel engine technologies
1,250,010	5/06	In Veritas Medical Diagnostics, Inc.	74,400	63,800	0.1
		Medical devices designs and testing
171,432	10/06	GammaCan International, Inc.	83,016	51,400	0.1
		Anti-cancer immunotherapy
109,091	7/06	Turbine Truck Engines, Inc.	72,000	39,300	0.1
		Heavy-duty highway truck engines
176,250	4/05	Maelor Plc (5)	24,147	34,200	0.1
		Products for niche healthcare applications

1,411,765	7/06	MM2 Group, Inc.	56,004	33,900	0.1
		Financial consulting for nutraceuticals
2,011,765	5/06	Rheologics, Inc. (8)	86,100	28,200	0.1
		Study of blood viscosity
1,635,000	3/04	Swiss Medica, Inc.	304,988	28,000	0.1
		Health bioscience products
1,200,000	10/06	Laserlock Technologies, Inc.	24,100	20,100	<.1
		Security solutions for the gaming industry
269,230	8/06	Protocall Technologies, Inc.	11,577	19,500	<.1
		On-demand software and entertainment
33,825	5/05	XLER8, Inc. (Vitacube Systems, Inc).	16,427	18,900	<.1
		Specialty nutraceuticals
387,097	6/06	Tradequest International, Inc.	76,092	18,600	<.1
		Provider of voice over internet protocol
697,860	8/06	Magnitude Information Systems, Inc.	25,920	17,800	<.1
		Computer ergonomics
232,211	5/05	Preservation Sciences, Inc.	—	17,800	<.1
		Metal and concrete coatings
122,449	1/06	5G Wireless Communications, Inc.	78,851	14,300	<.1
		Broadband wireless
221,033	4/04	Power3 Medical Products, Inc.	201,599	13,900	<.1
		Healthcare products
180,000	5/06	U.S. Starcom, Inc.	17,181	13,800	<.1
		Communications services and products
750,000	10/04	U.S. Wireless Online, Inc.	66,000	9,100	<.1
		Wireless broadband networks
258,064	5/06	IPORUSSIA, Inc.	24,000	8,800	<.1
		Business advisory services provider
115,069	7/06	Inverted Paradigms Corporation	32,510	6,400	<.1
		Safety and security software
105,600	5/06	HumWare Media Corporation	14,236	5,900	<.1
		Media advertising
384,000	7/06	aeroTelesis, Inc.	33,394	4,300	<.1
		Satellite and wireless bandwidth utilization
774,951	6/06	Universal Detection Technology	30,378	3,600	<.1
		Detection devices for bacterial spores
660,000	6/05	BP International, Inc.	78,852	3,300	<.1
		Shade structures
2,335,977	7/06	PracticeXpert, Inc.	27,172	3,300	<.1
		Operational efficiencies for medical practitioners
808,529	4/04	HydroFlo, Inc. (6)	125,861	3,000	<.1
		Business development company
85,714	9/05	New Life Scientific, Inc.	81,816	2,900	<.1
		Pharmaceutical biotechnologies
666,668	9/05	Quest Minerals & Mining Corporation	69,044	1,800	<.1
		Coal and mineral mining
50,925	7/06	Global General Technologies, Inc.	13,228	1,700	<.1
		Homeland security systems
37,500	6/05	Modern Technology Corporation	82,152	1,400	<.1
		Technology development and acquisition company
140,000	3/05	AdAl Group, Inc. (5)	72,912	—	0.0
		Aluminum extruded products manufacturer
7,787,565	6/05	Trio Industries Group, Inc. (8)	12,330,401	—	0.0
		Protective powder coating
		KP Renewables Plc (Kwikpower International Plc) (5)
		Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
50,000	3/05	Common Stock	94,500	—	0.0

261,234	7/04	eLinear, Inc. (5)	190,763	—	0.0

		Telecommunication security provider
		Total Investments in Non-Affiliates	$41,786,374	$14,578,700	28.6%

		Affiliate Investments (2)

		Fuel FX International, Inc. (privately held)
		Reductional environmental emissions
9,900,717	4/05	Common stock	$1,980,142	$1,831,600	3.6%
100,000	1/06	Series B Preferred Stock	2,100,000	990,000	1.9
4,444,876	5/06	DME Interactive Holdings, Inc. (9)	769,820	1,344,600	2.6
		Multi-media entertainment
35,131,142	5/06	Avalon Oil and Gas, Inc.	1,986,939	864,200	1.7
		Oil and gas producers
2,040,000	4/06	CytoDyn, Inc. (9)	3,640,772	856,800	1.7
		Development stage biotechnology company
33,730,000	4/05	WebSky, Inc.	897,750	674,600	1.3
		Broadband wireless
164,951,070	8/06	Cargo Connection Logistics Holdings, Inc.	1,033,434	643,300	1.3
		World trade logistics
8,512,064	4/04	Manakoa Services Company (11)	2,306,893	415,000	0.8
		Compliance analysis and monitoring
7,165,000	5/06	NetFabric Holdings, Inc. (9)	608,694	394,000	0.8
		Information technology services
461,222,608	9/05	GS Energy Corporation (INSEQ Corp.)	2,434,783	269,800	0.5
		Waste minimization
16,037,500	7/06	Liberty Diversified Holdings, Inc.	1,245,258	187,600	0.4
		Printing and packaging
4,221,165	4/01	Stealth MediaLabs, Inc.	1,708,000	121,600	0.2
		Software products
3,023,703	3/04	Health Sciences Group, Inc.	1,601,963	95,200	0.2
		Nutraceutical and pharmaceutical products
2,560,000	8/04	TenthGate, Inc. (9)	40,000	25,600	<.1

		Healthcare related products and services
		Total Investments in Affiliates	$22,354,448	$8,713,900	17.1%

		Control Investments (3)

1,000	11/99	UTEK Real Estate Holdings, Inc. (privately held)	$4,131,574	$3,614,500	7.1%
		Real estate development
52,192,755	3/06	Klegg Electronics, Inc. (10)	3,820,274	3,209,900	6.3
		Manufacturer/distributor for retail electronic products
21,933,451	8/05	Industrial Biotechnology Corporation (10)	6,351,998	1,995,900	3.9
		Manufactures and markets flavors and fragrances
(7)	1/06	UTEK Real Estate Holdings, Inc. (privately held)	1,181,472	1,181,472	2.3

		(Demand note, interest rate @ 5%)
		Total Investments in Control Investments	$15,485,318	$10,001,772	19.6%

		U.S. Treasuries and Certificates of Deposit (4)

Par Value		U.S. Treasuries:
2,000,000	8/06	United States Treasury, maturity 1/18/07, interest rate @ 5.045%	$1,996,481	$1,996,481	3.9%
1,500,000	8/06	United States Treasury, maturity 2/01/07, interest rate @ 4.952%	1,494,092	1,494,092	2.9

1,000,000	8/06	United States Treasury, maturity 2/15/07, interest rate @ 4.751%	994,078	994,078	1.9

		Total U.S. Treasuries	$4,484,651	$4,484,651	8.8%

		Certificates of Deposit:
100,000	8/06	Washington Mutual Bank CD, maturity 1/30/07, interest rate @ 5.00%	$100,000	$100,000	0.2%

		Total Certificates of Deposit	$100,000	$100,000	0.2%

		Total Investments in U.S. Treasuries and CDs	$4,584,651	$4,584,651	9.0%

		TOTAL INVESTMENTS	$84,210,791	$37,879,023	74.3%

		Cash and other assets, less liabilities		13,102,139	25.7%

		Net assets at December 31, 2006		$50,981,162	100.0%

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.

(6)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940. During the year ended December 31, 2006, the Company made a gift of 5.1 million shares of HydroFlo, Inc. common stock to certain not-for-profit institutions and abandoned its right, title and interest in and to 400,000 shares of HydroFlo, Inc.’s common stock.

(7)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.

(8)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).

(9)	During the period ended December 31, 2006, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).

(10)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Control investments based on the criteria in notes (2) and (3).

(11)	Advanced Medical Isotope Corporation and Manakoa Services Company are parties related through common management.

(12)	Xethanol Corporation and Metamorphix Global, Inc. are parties related though common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the "Company", “we”, “us” or “UTEK”) as of June 30, 2007 and 2006 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

The Company

The Company is a market-driven technology transfer business that assists companies in identifying and acquiring technologies. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for potential commercial development and use. The Company’s goal is to provide its clients an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers and federal research laboratories.

The Company seeks to achieve its investment objective by creating newly formed companies to acquire new technologies invented primarily by employees of universities, medical centers and federal research laboratories. The Company intends to sell these newly formed companies principally to publicly traded companies and, to a lesser extent, to privately owned companies in tax-free stock for stock exchanges or for cash consideration. This unique technology-transfer process is called U2B®. The shares received in consideration for these sales will, in the course of our business, be sold for cash or other assets. The Company seeks to enter into such technology transfers with publicly traded companies whenever possible, as this provides the potential for added liquidity.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company’s investment objective is to increase its net assets by effectuating technology transfers with companies pursuant to which it receives the securities or cash from such companies as compensation for the sale of new technology rights.

Strategic Alliance Agreements (Technology Acquisition Alliances)

The strategic alliance agreements are designed to help companies enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers and federal research laboratories. The Company may receive cash or unregistered shares of common stock from companies as payment for the services we provide. Technology transfers are completed according to the terms set forth in the strategic alliance agreements with our client companies.

Technology Transfers

To effectuate a technology transfer, the Company will typically create a newly formed company to acquire technology rights from a university, medical center or federal research laboratory. The Company then seeks to sell this newly formed company to the client company for securities or cash. This unique technology transfer process is called U2B®. It is the Company’s plan that the shares received in these exchanges will, in the course of our business, be sold for cash or other assets. A benefit of effectuating technology transfers through our U2B® investment process is that such transactions do not result in a current taxable event for the Company for income tax purposes. The Company has not acquired, and does not currently intend to acquire, technology rights from a university, medical center and federal research laboratory in connection with our U2B® process without the prior agreement of the client company to subsequently acquire some or all of such new technology rights.

Principles of Consolidation

UTEK Corporation commenced operations in 1997 in the business of technology transfer originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe) and UTEKip Ltd. (Israel). Its divisions include UTEK Intellectual Capital Consulting, which, using a team of on-call scientists and industry experts, provides technical and business knowledge to help our clients identify, assess, protect and leverage their IP assets; UTEK Information Services, which has a group of internet websites including Pharma-Transfer, which provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development, from early-stage discovery, through pre-clinical and clinical trials, to registered products that are all available for co-development or licensing; TechEx, an online searchable database for life science discoveries; UVentures, an online searchable database for physical science discoveries; and Knowledge Express, a searchable database which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates.

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

Goodwill Impairment

As a result of the Company’s annual impairment analysis, the Company determined there was an impairment of the goodwill related to the Pharma Transfer acquisition in the first quarter of 2007. The Company recorded a partial impairment of the goodwill for the United States segment in 2007. This resulted in a write-down of approximately $33,000, $21,000 after tax, which is an operating expense in the consolidated statements of operations for the six months ended June 30, 2007.

During the first quarter of 2006, the Company decided to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. These changes were other-than-temporary; therefore, management determined there was an impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for the Israel segment in the first quarter of 2006. This resulted in a write-down of approximately $235,000, $147,000 after tax, which is an operating expense in the consolidated statements of operations for the six months ended June 30, 2006.

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

Components of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Weighted average outstanding shares of common stock	8,997,538	8,871,871	8,968,152	8,663,083
Dilutive effect of stock options	—	125,439	—	96,095

Common stock and common stock equivalents	8,997,538	8,997,310	8,968,152	8,759,178

Shares excluded from calculation of diluted EPS (1)	(2)552,025	30,000	(2)552,025	122,500

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
(2)	These shares excluded from the calculation would have been anti-dilutive because there was a net decrease in net assets from operations during the period.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating SFAS No. 159; however, because the Company’s investments are stated at fair value, the Company does not anticipate that any adoption of SFAS No. 159 will have a significant impact, if any, on its results of operations or financial position.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide") and is effective for fiscal years beginning on or after December 15, 2007. Companies that are regulated by the Investment Company Act of 1940 are automatically within the scope of the Guide. As such, the adoption of SOP 07-1 will not affect the Company because it already adheres to the provisions of the Guide.

Upon adoption of SOP 07-1, a company must also adopt the provisions of FASB Staff Position (“FSP”) No. FIN 46R-7 “Application of FASB Interpretation No. 46R to Investment Companies.” FSP No. FIN 46R-7 permanently exempts investment companies from applying the provisions of Interpretation 46R to investments carried at fair value.

2. Share-Based Compensation

The Company had two stock-based equity compensation plans at June 30, 2007. See Note 9 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the three and six months ended June 30, 2007, respectively, we granted 48,000 and 182,000 options to purchase shares of common stock. During the three and six months ended June 30, 2006, respectively, we granted 32,000 and 64,000 options to purchase shares of common stock. At June 30, 2007, the Company had 549,703 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the six months ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company recorded approximately $171,000 and $141,000 for the three months ended June 31, 2007 and 2006, respectively, and $278,000 and $222,000 for the six months ended June 31, 2007 and 2006, respectively, in compensation expense related to share-based payments pursuant to SFAS 123(R) included in salaries and wages in the consolidated statement of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the three and six months ended June 30, 2007 and 2006 were calculated as follows:

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

The following table summarizes the assumptions (based on a weighted-average) used to estimate the fair value of stock options granted during the six months ended June 30, 2007 and 2006.

	2007	2006
Expected dividend yield	0.25%	0.07%
Expected volatility	37.51%	53.99%
Risk-free interest rate	4.49%	4.75%
Expected life of options	3.78 years	3.67 years
Grant date fair value	$4.58	$7.09

Net cash proceeds from the exercise of stock options were approximately $523,000 and $276,000 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, there was approximately $1,691,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 3.1 years.

The following table represents stock option activity as of and for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2007	582,050	$13.18	2.89 years	$778,000

Granted	182,000	13.48
Exercised	(73,767)	7.18		$483,000
Forfeited/expired/cancelled	(138,258)	13.27

Options Outstanding – June 30, 2007	552,025	$14.06	3.45 years	$742,000

Outstanding Exercisable – June 30, 2007	210,451	$12.51	2.10 years	$501,000

The total grant date fair value of options vested during the six months ended June 30, 2007 and 2006 was $117,000 and $268,000, respectively.

3. Investments

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has utilized valuation appraisals provided by an independent valuation service provider for each equity stake in our portfolio. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the national securities exchange.

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

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at June 30, 2007 and December 31, 2006 (71.5% and 74.3% of net assets, respectively), are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock provided by the portfolio companies in exchange for both strategic alliance services and technology transfer transactions are recorded at fair value on the day that the transactions are executed. The certificates are received subsequent to the transaction date.

Strategic Alliances (Technology Acquisition Alliances):

At June 30, 2007, the Company had fifty active strategic alliance clients. During the six months ended June 30, 2007, the Company entered into forty-one strategic alliance agreements, of which, three were renewals. The income recognized from all strategic alliance agreements for the three and six months ended June 30, 2007 was approximately $471,000 and $1,000,000, respectively. In January 2007, the Company reduced the price of its strategic alliance agreements and changed the payment terms to primarily cash. This was done to enhance client diversification and reduce the cost of handling small equity stakes. Of the forty-one most recent alliances, three agreements called for payment in stock and the remaining agreements called for monthly fees to be paid in cash. Five alliance agreements were terminated during the six months ended June 30, 2007.

At June 30, 2006, the Company had thirty-six active strategic alliance clients. During the six months ended June 30, 2006, the Company entered into twenty-four strategic alliance agreements, of which three were renewals. The income recognized from all strategic alliance agreements for the three and six months ended June 30, 2006 was approximately $736,000 and $1,467,000, respectively.

Technology Transfers:

All of our technology transfers are generally completed as set forth in our strategic alliance service agreements with our clients.

During the six months ended June 30, 2007, the Company completed the following eleven technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash	Price per Share(1)
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	95,000 preferred (2)	$24.00
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	50,000 preferred (3) 26,500,000 common	11.53 0.02
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	100,000 preferred (4)	8.45
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	47,500 preferred (5)	14.62
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	63,981 preferred (6)	6.00
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	$200,000 cash	—
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	10,901,250 common	.04
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	34,875,000 common	.02
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	7,125,000 common	.215
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	8,550,000 common	.255
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	6,412,500 common	.24

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred A shares convertible into common shares based on a value of $3.8 million.
(3)	Preferred C shares convertible into common shares based on a value of $768,500.
(4)	Preferred A shares convertible into common shares based on a value of $1.3 million.
(5)	Preferred E shares convertible into common shares based on a value of $926,250.
(6)	Preferred D shares convertible into common shares based on a value of $638,000.

During the six months ended June 30, 2006, the Company completed the following sixteen technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares	Price per Share(1)
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	100,000(2)	$21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360	1.210
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000	0.027
March 6	Trio Industries Group	Ultra Fine Coating Systems, Inc.	1,805,000	1.350
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000	0.367
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	97,000(3)	45.254
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	1,566,089	2.090
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	100,000(4)	19.960
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	48,614,797(5)
May 1	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	3,865,979	0.720
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	(6)
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	(7)
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	1,470,987	1.770
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	(8)
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	136,838	6.400
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	24,148,765	0.104

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred B shares convertible into common shares based on a value of $2.1 million.
(3)	Preferred C shares convertible into common shares based on a value of $2.8 million.
(4)	Preferred B shares convertible into common shares based on a value of $2.8 million.
(5)	The Company also received 95,000 Preferred A shares convertible into common shares based on a value of $2.5 million
(6)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.4 million common shares underlying the convertible debenture.
(7)	Consideration consisted of a £1.3 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.5 million common shares underlying the convertible debenture.
(8)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.3 million common shares underlying the convertible debenture.

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

5. Segment Reporting

The Company’s principal area of activity is technology transfer services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation.

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel		United States		Total
Total assets June 30, 2007	$667,650	$56,603		$48,495,374		$49,219,627
Total assets December 31, 2006	719,238	71,771		52,249,801		53,040,810

	For the six months ended June 30, 2007					Total
	United Kingdom	Israel		United States
Income from operations	$112,251	$88,843		$14,135,126		$14,336,220
Income (loss) before income taxes	(74,364)	(54,118)		7,180,147	(1)	7,051,665
Depreciation and amortization	821	3,105		105,542		109,468

	For the six months ended June 30, 2006					Total
	United Kingdom	Israel		United States
Income from operations	$363,598	$80,796		$34,421,919		$34,866,313
Income (loss) before income taxes	9,129	(397,906	)(2)	21,750,116		21,361,339
Depreciation and amortization	1,650	10,730		85,334		97,714

	For the three months ended June 30, 2007					Total
	United Kingdom	Israel		United States
Income from operations	$22,603	$48,674		$6,317,172		$6,388,449
Income (loss) before income taxes	(21,693)	(13,657)		3,230,629		3,195,279
Depreciation and amortization	415	1,520		52,391		54,326

	For the three months ended June 30, 2006					Total
	United Kingdom	Israel		United States
Income from operations	$106,252	$43,901		$22,909,154		$23,059,307
Income (loss) before income taxes	(98,203)	(55,276)		15,727,463		15,573,984
Depreciation and amortization	924	5,813		34,999		41,736

(1)	During the six months ended June 30, 2007, the Company recorded goodwill impairment for Pharma Transfer of $33,030, which is included in the current period loss.
(2)	During the six months ended June 30, 2006, the Company recorded goodwill impairment for UTEKip, Ltd. of $234,940, which is included in the current period loss.

6. Related Party Transactions

During the six months ended June 30, 2007, we loaned funds for operations and real estate improvements of approximately $703,000 to certain subsidiaries of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. In addition, we paid rent of approximately $119,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the six months ended June 30, 2007.

7. Line of Credit

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of June 30, 2007, we had no outstanding principal or interest in connection with this line.

8. Subsequent Events

On June 15, 2007, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 25 million shares. The amendment was made to the certificate of incorporation subsequent to the end of the second quarter.

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

Our total assets were $49.2 million and our net assets were $47.8 million at June 30, 2007, compared to $53.0 million and $51.0 million at December 31, 2006, respectively. Net asset value per share was $5.30 at June 30, 2007 and $5.71 at December 31, 2006. At the end of the second quarter of 2007, we had no long-term debt outstanding and $7.7 million in cash and cash equivalents.

Income from operations for the six months ended June 30, 2007 totaled approximately $14.3 million, as compared to $34.9 million for the same period of 2006. Net income from operations for the six months ended June 30, 2007 totaled approximately $4.2 million as compared to $13.4 million for the same period of 2006. Net realized (losses) on investments, net of deferred tax effect, totaled approximately ($1.1) million for the six months ended June 30, 2007 as compared to net realized gains of $2.2 million in 2006. In this regard, we received gross proceeds of $821,000 for the six months ended June 30, 2007 and $6.1 million for the same period of 2006 in connection with the sale of the securities we received in connection with our strategic alliance agreements and technology transfer transactions. Net change in unrealized appreciation (depreciation) of investments, net of deferred tax benefit, was ($7.0) million for the six months ended June 30, 2007 as compared to $1.0 million for the same period of 2006.

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

Recently, we have taken steps to improve the efficiency of our technology transfer business model. Some of the improvements we have made include:

•

Enhanced client company acceptance procedures including the hiring of a manager of due diligence to conduct background checks on principal officers of prospective client companies, and the approval by a Review Committee made up of the executive officers and the director of operations prior to accepting a new client company;

•	Expanded our scientific review team for technology due diligence; and

•	Improved our technology search capabilities through our expanded proprietary technology database and internally developed search engine.

Technology Transfers and Strategic Alliances

In the six months ended June 30, 2007, we increased the number of our active strategic alliance agreements and decreased the number of completed technology transfers:

•	During the six months ended 2007, we signed 41 new strategic alliance agreements, as compared to 24 new strategic alliances in the same period of 2006.

•

During the six months ended 2007, we completed 11 technology transfers valued at approximately $11.9 million as compared to 16 technology transfers valued at approximately $31.8 million in the same period of 2006.

Portfolio Activity

The following is a list of significant changes in our portfolio during the six months ended June 30, 2007:

•

The sale of some or all of our shares in Shumate Industries, Inc., Broadcast International, Inc., Xethanol Corporation, Manakoa Services Corporation and various other portfolio companies for approximately $821,000, which resulted in realized losses of $1.1 million (net of income tax);

•	The completion of 11 technology transfers valued at approximately $11.9 million (one technology transfer was completed for $200,000 in cash); and

•	A net unrealized loss of $7.0 million (net of income tax) in the fair value of our investments.

Our most significant portfolio investments at June 30, 2007 were in Material Technologies, Inc., UTEK Real Estate Holdings, Inc., Klegg Electronics, Inc., Advanced Refractive Technologies, Inc., World Energy Solutions, Inc., Cyberlux Corporation and Advanced Medical Isotope Corporation. These seven investments totaled $20.4 million in fair value and represented 60% of our investments and 43% of net assets at June 30, 2007.

The net unrealized depreciation for the three months ended June 30, 2007 was primarily due to the write down of the following six investments in our portfolio: DME Interactive Holdings, Inc., Klegg Electronics, Inc., Industrial Biotechnology Corp., Material Technologies, Inc., Advanced Refractive Technologies, Inc. and Avalon Oil & Gas, Inc.

The net unrealized depreciation for the six months ended June 30, 2007 was primarily due to the write down of the following five investments in our portfolio: Industrial Biotechnology Corp., DME Interactive Holdings, Inc., Fuel FX International, Inc., Manakoa Services Corporation and Klegg Electronics, Inc.

Large fluctuations in the fair value of our investments are not unexpected, given that substantially all of our investments are in development stage and start-up private companies and thinly traded public companies, and may occur in the future. The current portfolio is comprised of more than 60 holdings. Many of these positions are with small capitalization companies which, over time, may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them. The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or as a result of general marketplace factors.

Results of Operations

Income from Operations (Revenue)

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(in thousands, except percentages)	2007	2006		2007	2006
Sale of Technology Rights	$5,213	$21,624	(76)%	$11,915	$31,839	(63)%
Consulting and Other Services	1,022	1,193	(14)%	2,069	2,546	(19)%
Other Income, net	153	242	(37)%	352	481	(27)%

Income from Operations	$6,388	$23,059	(72)%	$14,336	$34,866	(59)%

We completed three technology transfers during the three months ended June 30, 2007 as compared to ten during the three months ended June 30, 2006. The technology transfers had an average value of $1.7 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively. The lower average value of the technology transfer is a function of a decrease in the cost to acquire the technology rights partially offset by an increase in the average technology transfer multiple. The technology transfer multiple is the revenue markup on the acquisition of technology rights costs. The average technology transfer multiple for the quarter ended June 30, 2007 was 5.1 as compared to 4.8 for the three months ended June 30, 2006. All income from the sale of technology rights for the three months ended June 30, 2007 and June 30, 2006 was received in the form of equity securities.

We completed eleven technology transfers during the six months ended June 30, 2007 as compared to sixteen during the six months ended June 30, 2006. The technology transfers had an average value of $1.1 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. The lower average value of the technology transfer is a function of a decrease in the cost to acquire the technology rights partially offset by an increase in the average technology transfer multiple. The average technology transfer multiple for the six months ended June 30, 2007 was 5.1 as compared to 4.5 for the six months ended June 30, 2006. With the exception of $200,000 received in the first quarter of 2007, all income from the sale of technology rights for the six months ended June 30, 2007 and June 30, 2006 was received in the form of equity securities.

Income from strategic alliance agreements was approximately $470,000 and $736,000 for the three months ended June 30, 2007 and 2006, respectively. Income from strategic alliance agreements was approximately $1.0 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in income from strategic alliances in 2007 resulted primarily from a change in our pricing of the strategic alliance agreements. In January 2007, the Company reduced the price of its strategic alliance agreements and changed the payment terms to primarily cash. This was done to enhance client diversification and reduce the cost of handling small equity stakes. Of the forty-one most recent alliances, three agreements called for payment in stock and the remaining agreements called for monthly fees to be paid in cash.

Other consulting income for the three months ended June 30, 2007 included income of $243,000 from our Intellectual Capital Consulting division, as compared to $85,000 for the three months ended June 30, 2006. Our UTEK Information Services division comprised the balance of consulting fee and other services income for 2007. During the 3 months ended June 30, 2006, the Intellectual Capital Consulting division was transitioning their office from Massachusetts to the Florida location, therefore the sales for the quarter dropped significantly. Of the total consulting and other services income received during the three months ended June 30, 2007, 28% was paid in the form of equity securities in companies and the balance was paid in cash. Of such income received during the three months ended June 30, 2006, 46% was paid in the form of equity securities and the balance was paid in cash.

Other consulting income for the six months ended June 30, 2007 included income of $333,000 from our Intellectual Capital Consulting division, as compared to $358,000 for the six months ended June 30, 2006. Our UTEK Information Services division comprised the balance of consulting fee and other services income for 2007. Of the total consulting and other services income received during the six months ended June 30, 2007, 36% was paid in the form of equity securities in companies and the balance was paid in cash. Of such income received during the six months ended June 30, 2006, 37% was paid in the form of equity securities and the balance was paid in cash.

The increase in the number of our strategic alliances is primarily a result of an increase in the overall demand for our services as well as the new pricing of our agreements. We believe that we are growing our customer base as a result of increased sales and marketing efforts and better recognition in the business community regarding the value and availability of our services. Our new strategic alliances have increased the diversity of our customer makeup. Our current customer base has a larger average market capitalization than in previous years. One result of having customers with a larger market capitalization is an increase in the time needed to complete technology transfers. Although we have increased the number of strategic alliance customers, the number of technology transfers completed for the six months ended June 30, 2007 has decreased due to this factor. Future technology transfer transactions may be scaled to the amount of cash available to fund such transfers.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors, including the number of technology transfers and the valuation of the individual transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses

Acquisition of Technology Rights

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2007	2006			2007	2006
Acquisition of technology rights	$1,030	$4,523	(77)%		$2,333	$7,147	(67)%
As a percent of sale of technology rights	20%	21%	(1	)ppt	20%	22%	(2	)ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from 2007 to 2006 was due to the reduced number of technology transfers completed and reduced costs per transaction in the three and six months ended June 30, 2007 as compared to the same periods in 2006. The average cost per technology transfer decreased approximately $109,000 or 24% during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The average cost per technology transfer decreased approximately $235,000 or 53% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

The following table provides certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and six months ended June 30, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	$280,000
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	450,000
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	300,000

		Total for three months ended June 30, 2007	1,030,000

March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	400,000

		Total for six months ended June 30, 2007	$2,333,279

The following table provides certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and six months ended June 30, 2006:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	$528,628
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
June12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
May 1	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	375,000
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	555,000

		Total for three months ended June 30, 2006	4,523,127

March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	400,000
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	500,000
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	534,000
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc.	265,000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	300,000

		Total for six months ended June 30, 2006	$7,147,127

Salaries and Wages

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Salaries and wages	$805	$957	(16)%	$1,774	$1,703	4%
As a percent of revenue	13%	4%	9ppt	12%	5%	7ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses. Salaries and wages decreased $152,000 during the three months ended June 30, 2007, due primarily to the fact that there were officers’ bonuses paid in second quarter of 2006 that were not paid in 2007. There were also modest administrative and online services staff reductions during this period.

Salaries and wages increased $71,000 during the six months ended June 30, 2007 due primarily to the increase in stock compensation expense of $54,000.

Professional Fees

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Professional fees	$292	$302	(3)%	$614	$583	5%
As a percent of revenue	5%	1%	4ppt	4%	2%	2ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The increase in professional fees for the six months ended June 30, 2007 relates to a modest increase in legal fees related to various projects during the six months ended June 30, 2007.

Sales and Marketing

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Sales and marketing	$458	$936	(51)%	$1,090	$1,764	(38)%
As a percent of revenue	7%	4%	3ppt	8%	5%	3ppt

Sales and marketing expenses include advertising, marketing, salaries, wages and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Commissions decreased $101,000 and $154,000 for the three and six months ended June 30, 2007, respectively, as a result of using less outside service providers for the purpose of selling strategic alliance agreements. Salaries, wages and commissions paid to sales related employees decreased $264,000 and $604,000 for the three and six months ended June 30, 2007, respectively, due to lower commissions related to lower technology transfer income.

We have implemented certain changes in our sales and marketing division in an effort to increase sales leads, and eventually sales, without incurring substantial additional costs.

General and Administrative

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
General and administrative	$608	$768	(21)%	$1,440	$2,072	(31)%
As a percent of revenue	10%	3%	7ppt	10%	6%	4ppt

The decrease in general and administrative costs for the three months ended June 30, 2007 is primarily attributable to a decrease in employee related costs due to the reduction in commissions and salaries and certain outside services that were not utilized in 2007.

The decrease in general and administrative costs for the six months ended June 30, 2007 is primarily attributable to a decrease in contributions expense of $663,000. During the three months ended March 31, 2006, the Company made a gift of 5.1 million shares of Hydroflo, Inc. common stock to certain not-for-profit institutions. The stock was fair valued at $663,000 at the time of the gift. In addition, we have been implementing cost cutting polices throughout the Company.

Goodwill Impairment

During the six months ended June 30, 2007, we recorded a partial impairment of the goodwill related to the Pharma Transfer acquisition of $33,000 as a result of our annual impairment analysis. During the six months ended June 30, 2006, we recorded a total impairment of the goodwill for UTEKip, Ltd. of $235,000 as a result of changing the focus of the Israel operations from software to technology transfer.

Net Realized Gains (Losses) on Investments

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Realized gains/ (losses)	$(41)	$1,830	(102)%	$(1,138)	$2,212	(151)%

Net realized gains (losses) on investments, net of income tax effect, amounted to ($40,648) for the three months ended June 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
American Soil Technologies, Inc.	84,284	$110
Shumate Industries, Inc.	16,085	10,337
Swiss Medica, Inc.	100,000	(11,252)
Broadcast International, Inc.	70,500	(20,557)
Rival Technologies, Inc.	41,500	7,398
Power3 Medical Products, Inc.	36,033	(26,684)

Total		$(40,648)

Net realized gains (losses) on investments, net of income tax effect, amounted to $1,829,711 for the three months ended June 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Sequiam Corp.	85,000	$2,069
INYX, Inc.	29,999	29,733
Circle Group Holdings, Inc.	458,900	196,039
Israel Technology Acquisition Corp.	50,000	6,732
Israel Technology Acquisition Corp. -warrants	100,000	2,739
Fortress America Acquisition Corp.	40,000	18,971
Xethanol Corp.	273,410	1,583,771
eFoodSafety.com, Inc.	61,224	(3,380)
HydroFlo, Inc. (1)	400,000	(6,963)

Total		$1,829,711

Net realized gains (losses) on investments, net of income tax effect, amounted to ($1,138,280) for the six months ended June 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Advanced Refractive Technologies, Inc.	1,533,333	$(46,064)
American Soil Technologies, Inc.	87,555	114
Shumate Industries, Inc.	171,432	127,234
Health Sciences Group, Inc.	2,242,000	(619,815)
Swiss Medica, Inc.	950,000	(104,828)
Xethanol Corporation	136,838	(378,935)
Broadcast International, Inc.	80,500	(24,624)
Rival Technologies, Inc.	41,500	7,398
Power3 Medical Products, Inc.	36,033	(26,684)
Manakoa Services Corporation	578,958	(72,076)

Total		($1,138,280)

Net realized gains (losses) on investments, net of income tax effect, amounted to $2,212,297 for the six months ended June 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Sequiam Corp.	645,000	$3,015
INYX, Inc.	29,999	29,733
Swiss Medica, Inc.	300,000	(3,661)
Circle Group Holdings, Inc.	973,508	395,271
Israel Technology Acquisition Corp.	50,000	6,732
Israel Technology Acquisition Corp. -warrants	100,000	2,739
Fortress America Acquisition Corp.	40,000	18,971
Xethanol Corp.	424,172	1,822,725
eFoodSafety.com, Inc.	61,224	(3,380)
HydroFlo, Inc. (1)	5,538,162	(38,162)
Genethera, Inc.	14,796	(21,583)
Magic Media Networks, Inc.	30,000	(103)

Total		$2,212,297

(1)	The Company elected to abandon its right title and interest in and to 400,000 shares common stock of HydroFlo, Inc.

Changes in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At June 30, 2007, approximately 59% of our net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Unrealized appreciation/ (depreciation)	$(5,480)	$(537)	(920)%	$(7,022)	$1,028	(783)%

Net change in unrealized depreciation on investments, net of income tax effect, amounted to ($5,479,917) for the three months ended June 30, 2007 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
DME Interactive Holdings, Inc.	$(777,629)
Klegg Electronics, Inc.	(1,276,932)
Manakoa Services Company	(608,884)
Advanced Refractive Technologies, Inc.	(430,664)
Avalon Oil & Gas, Inc.	(420,810)
Industrial Biotechnology Corporation	(424,054)
American Soil Technologies, Inc.	(379,159)
Cyberlux Corporation	(251,663)
All other investments	(910,122)

$(5,479,917)

Net unrealized appreciation on investments, net of income tax effect, amounted to ($537,448) for the three months ended June 30, 2006 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Fuel FX International, Inc.	$1,852,523
Industrial Biotechnology Corporation	1,168,232
KP Renewables Plc	(1,137,618)
Trio Industries, Inc.	(2,181,529)
UBA Technology, Inc.	(1,216,026)
UTEK Real Estate Holdings, Inc.	821,437
All other investments	155,533

$(537,448)

Net change in unrealized depreciation on investments, net of income tax effect, amounted to ($7,022,245) for the six months ended June 30, 2007 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Avalon Oil & Gas, Inc.	$(434,064)
Cyberlux Corporation	(483,992)
DME Interactive Holdings, Inc.	(838,627)
Klegg Electronics, Inc.	(2,202,784)
Industrial Biotechnology Corporation	(1,224,323)
Fuel FX International, Inc.	(766,589)
UBA Technology, Inc.	(446,070)
Manakoa Services Corporation	(754,769)
Health Sciences Group, Inc.	585,168
All other investments	(456,195)

$(7,022,245)

Net unrealized appreciation on investments, net of income tax effect, amounted to $1,027,518 for the six months ended June 30, 2006 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Fuel FX International, Inc.	$1,852,523
KP Renewables Plc	(1,226,426)
Trio Industries, Inc.	(657,464)
UBA Technology, Inc.	(1,223,761)
UTEK Real Estate Holdings, Inc.	872,386
Xethanol Corporation	1,989,710
All other investments	(579,450)

$1,027,518

On a quarterly basis, changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $7.7 million. We also had investments in U.S. Treasuries of $2.1 million. We typically invest our excess cash in U.S. Treasuries and certificates of deposit, which normally have three month to one year maturities. These investments do not qualify as cash equivalents.

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of strategic alliance and other consulting services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary source of liquidity and capital for the six months ended June 30, 2007 was $2.5 million in net proceeds from the sale of U.S. Treasuries and $821,000 in proceeds generated from the sale of shares of our portfolio companies.

To date, our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances in exchange for securities rather than cash. In the six months ended June 30, 2007, 87% of our income from operations ($12.5 million) was paid in the form of equity securities. During the six months ended June 30, 2007, we used approximately $2.3 million to fund our technology transfer transactions and approximately $5.0 million for operating expenses. During the remainder of 2007, we expect our cash outlay for technology transfers will be scaled to available cash and that the cost of our operations should be similar to those incurred in 2006.

During the six months ended June 30, 2007, we loaned UTEK Real Estate Holdings, Inc., one of our portfolio companies, an additional $703,000 for real estate improvements and operations. We expect additional renovations to a separate building to begin this summer and be completed by the fall of 2007 with the additional cash outlay to be approximately $200,000.

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

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (presently 8.25%). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of June 30, 2007, we had no outstanding debt.

We currently intend to fund our capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances, our investments in U.S. treasuries and borrowings, as well as with cash generated by operations, (including the sales of our investments). We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for at least the next twelve months. However, our capital requirements will depend on many factors, the most important of which is our sales of technology rights. We may need to scale the number of sales of technology rights to reflect available cash resources. We may seek to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to us, if at all.

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

Valuation Methodology

Currently, we primarily receive cash in connection with our strategic alliance agreements and illiquid securities in connection with our technology transfers. Historically, we primarily received illiquid securities in connection with both our strategic alliance agreements and technology transfers. The securities received are generally subject to restrictions on resale and generally are thinly traded or have no established market.

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

The fair value of our investments at June 30, 2007 and December 31, 2006 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire investment portfolio at June 30, 2007 and December 31, 2006.

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

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for stock option grants.

As a result of adopting SFAS 123(R), our net income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share were approximately $278,000, $267,000, $0.03 and $0.03 lower, respectively, for the six months ended June 30, 2007 and $222,000, $138,000, $0.02 and $0.02 lower, respectively, for the six months ended June 30, 2006.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating SFAS No. 159; however, because the Company’s investments are stated at fair value, the Company does not anticipate that any adoption of SFAS No. 159 will have a significant impact, if any, on its results of operations or financial position.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide") and is effective for fiscal years beginning on or after December 15, 2007. Companies that are regulated by the Investment Company Act of 1940 are automatically within the scope of the Guide. As such, the adoption of SOP 07-1 will not affect the Company because it already adheres to the provisions of the Guide.

Upon adoption of SOP 07-1, a company must also adopt the provisions of FASB Staff Position (“FSP”) No. FIN 46R-7 “Application of FASB Interpretation No. 46R to Investment Companies.” FSP No. FIN 46R-7 permanently exempts investment companies from applying the provisions of Interpretation 46R to investments carried at fair value.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2006.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of June 30, 2007, we were not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On June 15, 2007, we held our Annual Meeting of Stockholders. The following matters were submitted to the stockholders for consideration:

1.	To elect nine (9) of our directors of the Company who will serve for one (1) year, or until their successors are elected and qualified;

2.	To ratify the selection of Pender Newkirk & Company LLP to serve as our registered independent public accounting firm for the Company for the year ending December 31, 2007; and

3.	To approve an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock.

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors

Director	For	Withheld
Clifford M. Gross, Ph.D.	8,014,577	21,351
Sam Reiber, J.D.	8,018,118	17,810
Kwabena Gyimah-Brempong, Ph.D.	8,003,493	32,435
Holly Callen Hamilton	8,016,918	19,010
Keith Witter, J.D.	8,017,518	18,410
Stuart Brooks, M.D.	7,796,053	239,875
John J. Micek, J.D.	9,017,090	18,838
Francis Maude	7,795,493	240,435
Arthur Chapnik	8,017,118	18,810

2. Ratification of the selection of Pender Newkirk & Company LLP

For	Withheld	Abstain
7,991,098	34,384	10,446

3. Approval to amend the Company’s certificate of incorporation to increase the number of authorized shares of common stock.

For	Withheld	Abstain
7,656,228	289,881	89,819

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q

3.1	—	Certificate of Amendment dated July 12, 2007 (increasing authorization of number of shares of common stock from 19 million to 29 million)

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: August 3rd, 2007	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: August 3rd, 2007	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer