Form 10-Q
period 2007-09-30
UTEK CORP
filed 2007-11-08
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On November 2, 2007, there were 9,009,776 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2007 - $32,154,481; 2006 - $41,786,374)	$6,912,000	$14,578,700
Affiliate investments (cost: 2007 - $46,655,285; 2006 - $22,354,448)	20,305,800	8,713,900
Control investments (cost: 2007 - $12,540,376; 2006 - $15,485,318)	6,909,928	10,001,772
U.S. Treasuries and certificates of deposit (cost: 2007 - $2,097,482; 2006 - $4,584,651)	2,097,482	4,584,651

Total investments	36,225,210	37,879,023
Cash and cash equivalents	5,864,351	9,685,111
Accounts receivable, net of allowance for bad debt (2007 - $50,000; 2006 - $38,000)	424,466	534,605
Prepaid expenses and other assets	334,234	375,007
Fixed assets, net	512,629	595,001
Goodwill	3,014,145	3,021,163
Intangible assets, net	138,908	190,100
Deferred tax asset	2,784,968	760,800

TOTAL ASSETS	49,298,911	53,040,810

LIABILITIES
Accrued expenses	645,292	595,764
Deferred revenue	817,523	1,463,884

TOTAL LIABILITIES	1,462,815	2,059,648
NET ASSETS	$47,836,096	$50,981,162

Commitments and Contingencies

Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 19,000,000 shares authorized; 9,009,776 shares issued and outstanding at September 30, 2007 and 8,936,009 shares issued and outstanding at December 31, 2006	$90,099	$89,361
Additional paid-in capital	52,959,222	51,993,822
Accumulated income:
Accumulated net operating income	34,078,780	29,721,366
Net realized loss on investments, net of income taxes	(3,755,456)	(2,065,218)
Net unrealized depreciation of investments, net of deferred income taxes	(35,689,621)	(28,897,125)
Foreign currency translation adjustment	153,072	138,956

Net assets	$47,836,096	$50,981,162

Net asset value per share	$5.31	$5.71

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept 30		Nine months Ended Sept 30
	2007	2006	2007	2006
Income from operations:
Sale of technology rights	$2,920,800	$12,173,009	$14,835,550	$44,012,206
Consulting and other services	647,329	1,275,790	2,716,094	3,822,114
Investment income, net	126,785	163,377	479,490	644,169

	3,694,914	13,612,176	18,031,134	48,478,489
Expenses:
Acquisition of technology rights	837,565	4,089,649	3,170,844	11,236,776
Salaries and wages	889,349	836,971	2,663,656	2,540,273
Professional fees	504,500	331,550	1,118,608	914,846
Sales and marketing	398,110	791,744	1,488,388	2,555,832
General and administrative	665,879	1,032,290	2,105,432	3,104,511
Goodwill impairment	—	—	33,030	234,940

	3,295,403	7,082,204	10,579,958	20,587,178

Income before income taxes	399,511	6,529,972	7,451,176	27,891,311
Provision for income taxes	211,319	2,503,371	3,093,762	10,487,780

Net income from operations	188,192	4,026,601	4,357,414	17,403,531

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income tax expense (benefit) of ($333,016) and ($1,019,780) for the three and nine months ended September 30, 2007, respectively, and ($234,851) and $1,099,905 for the three and nine months ended September 30, 2006, respectively	(551,958)	(389,255)	(1,690,238)	1,823,042
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of $138,616 and ($4,098,150) for the three and nine months ended September 30, 2007, respectively, and ($4,893,610) and ($4,273,672) for the three and nine months ended September 30, 2006, respectively	229,749	(8,110,934)	(6,792,496)	(7,083,416)

Net increase (decrease) in net assets from operations	$(134,017)	$(4,473,588)	$(4,125,320)	$12,143,157

Net increase (decrease) in net assets from operations per share:
Basic	$(0.01)	$(0.50)	$(0.46)	$1.39
Diluted	$(0.01)	$(0.50)	$(0.46)	$1.37
Weighted average shares:
Basic	9,009,776	8,906,918	8,982,339	8,737,230
Diluted	9,009,776	8,906,918	8,982,339	8,869,276
Dividend declared per share:	—	—	—	$.02

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30
	2007	2006
Operating Activities:
Net increase (decrease) in net assets from operations	$(4,125,320)	$12,143,157
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments	10,890,646	11,357,088
Depreciation and amortization	160,455	161,379
Goodwill impairment	33,030	234,940
(Gain) loss on sale of investments	2,710,019	(2,922,947)
Loss on disposal of fixed assets	14,360	38,965
Bad debt expense	150,467	60,755
Share-based compensation	443,047	395,752
Deferred income taxes	(2,024,168)	7,314,013
Investment securities received in connection with the sale of technology rights	(14,635,550)	(44,012,206)
Consulting and other services rendered in exchange for investment securities	(953,590)	(1,501,538)
Changes in operating assets and liabilities:
Accounts receivable	252,286	428,692
Prepaid expenses and other assets	40,773	168,013
Deferred revenue	(232,483)	(4,321)
Accrued expenses	202,548	57,242

Net cash flows from operating activities	(7,073,480)	(16,081,016)

Investing Activities:
Acquisition of 22nd Street of Ybor City, Inc.	—	(1,000,000)
Net sales (purchases) of short-term investments	2,487,169	1,429,697
Proceeds received from sale of equity investments	1,169,783	7,304,113
Investment in UTEK Real Estate Holdings, Inc.	(721,156)	(1,051,033)
Purchases of fixed assets	(41,251)	(415,399)

Net cash flows from investing activities	2,894,545	6,267,378

Financing Activities:
Distributions to stockholders	(179,032)	(177,865)
Net proceeds from issuance of common stock	—	8,955,182
Proceeds from exercise of stock options	523,091	691,689

Net cash flows from financing activities	344,059	9,469,006

Foreign currency translation adjustment	14,116	122,923

Decrease in cash and cash equivalents	(3,820,760)	(221,709)
Cash and cash equivalents at beginning of year	9,685,111	5,275,626

Cash and cash equivalents at end of period	$5,864,351	$5,053,917

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

Supplemental Disclosures of Non-Cash Investing Activities

The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City, Inc.	—	$1,000,000

Investment securities received for unearned strategic alliance services	$280,463	$2,265,117

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months Ended September 30
	2007	2006
Changes in net assets from operations:
Net income from operations	$4,357,414	$17,403,531
Net realized gain (loss) on sale of investments, net of related income taxes	(1,690,238)	1,823,042
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	(6,792,496)	(7,083,416)

Net increase (decrease) in net assets from operations	(4,125,320)	12,143,157

Distribution to stockholders:
From net income from operations (1)	—	(177,865)

Capital stock transactions:
Proceeds from issuance of common stock, net of offering costs of $1,044,860 for the nine months ended September 30, 2006	—	8,955,182
Proceeds from the exercise of stock options	523,091	691,689
Share-based compensation	443,047	395,752
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	—	1,000,000

Net increase in net assets from capital stock transactions	966,138	11,042,623

Foreign currency translation adjustment	14,116	122,923

Net increase (decrease) in net assets	(3,145,066)	23,130,838
Net assets at beginning of year	50,981,162	44,441,118

Net assets at end of period	$47,836,096	$67,571,956

(1)	Distributions to shareholders as noted in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Nine months Ended September 30
	2007	2006
PER SHARE INFORMATION
Net asset value, beginning of period	$5.71	$5.58
Net income from operations (1)	0.49	1.96
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after taxes) (2)	(1.00)	(1.20)
Foreign currency translation adjustment (1)	0.00	0.01
Net increase from stock transactions (1)	0.11	1.24
Distribution to shareholders from net income from operations (3)	—	(0.02)

Net asset value, end of period	$5.31	$7.57

Per share market value, end of period	$14.75	$20.03

Investment return, based on change in market price from beginning of period to end of period	30%	45%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$47,836,096	$67,571,956

Ratio of expenses to average net assets	21%	37%
Ratio of net income from operations to average net assets	9%	31%
Diluted weighted average number of shares outstanding during the period	8,982,339	8,869,276

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.
(3)	Distribution to shareholders as noted in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

September 30, 2007

(unaudited)

Shares		Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
			Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000		4/06	Series D Preferred Stock	$1,996,176	$840,000	1.8%
97,000		3/06	Series C Preferred Stock	2,066,063	814,800	1.7
97,000		12/05	Series B Preferred Stock	1,032,675	423,400	0.9
4,000,000		5/06	Common Stock	76,368	4,200	<0.1
			Advanced Medical Isotope Corporation (11) Development of isotopes to treat diseases
95,000		9/06	Preferred Stock	1,803,417	1,591,300	3.3
600,000		5/06	Common Stock	63,000	365,400	0.8
671,408		1/06	Broadcast International, Inc. Telecommunications	812,404	1,178,300	2.5
560,000		1/07	Mimedx, Inc. (privately held) Connective tissue technology	—	840,000	1.8
40,000		7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.3
3,000,000		7/07	MachineTalker, Inc. Intelligent wireless security networks	156,000	117,000	0.2
60,000		12/05	Metamorphix Global, Inc. (privately held) (12) Design and manufacture of countertops	120,000	90,000	0.2
109,091		7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	72,500	0.2
171,432		10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	69,400	0.1
208,333		1/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	83,300	51,400	0.1
12,000		9/07	NeoStem, Inc. Stem cell banking services	61,440	50,800	0.1
2,560,000		8/04-11/06	TenthGate, Inc. (8) Healthcare related products and services	40,000	46,100	0.1
	(7)	4/07	Synthetic Blood International, Inc. Biotechnology products	120,000	45,000	0.1
176,250		4/05	Maelor Plc (5) Products for niche healthcare applications	24,147	43,000	0.1
31,325		7/06	XELR8 Holdings, Inc. (Vitacube Systems, Inc.) Specialty nutraceuticals	15,213	31,200	0.1
697,860		8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	26,400	<0.1
180,000		5/06	U.S. Starcom, Inc. Communications services and products	17,181	22,700	<0.1
258,064		7/06	IPORUSSIA, Inc. Business advisory services provider	24,000	18,200	<0.1
825,852		5/06-7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	9,100	<0.1
2,011,765		5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) Study of blood viscosity	86,100	7,800	<0.1
9,748		4/06-3/07	Xethanol Corporation (12) Bioethanol and derivative products	88,836	6,200	<0.1
1,200,000		10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	4,800	<0.1

269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	4,600	<0.1
808,529	12/04	HydroFlo, Inc. Treatment and purification of water	125,861	3,900	<0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	3,600	<0.1
666,668	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	3,400	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	3,000	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	1,200	<0.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	800	<0.1
232,211	5/05	Preservation Sciences, Inc. Metal and concrete coatings	—	800	<0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	600	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	500	<0.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	500	<0.1
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	100	<0.1
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	—	0.0
105,600	5/06-6/06	HumWare Media Corporation Media advertising	14,236	—	0.0
		UBA Technology, Inc. Software development
2,482,521	2/06-6/06	Common Stock	1,691,419	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$32,154,481	$6,912,000	14.4%

		Affiliate Investments (2)

		Material Technologies, Inc. (9) Metal fatigue detection
20,550,304	9/04-6/07	Common Stock	$4,907,329	$5,918,500	12.4%
47,500	1/07	Series E Convertible Preferred Stock	694,640	602,100	1.2
		Cyberlux Corporation (9) LED lighting solutions
148,000	11/06-1/07	Series C Preferred Stock	2,181,640	1,781,000	3.7
27,981,484	6/06-1/07	Common Stock	537,920	713,500	1.5

			World Energy Solutions, Inc. (9) Energy saving technologies
100,000		10/06	Series A Preferred Stock	2,632,500	2,227,500	4.7
7,682,172		9/05-9/07	Common Stock	1,995,949	1,991,500	4.2
3,620,307		5/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,854,089	1,035,400	2.2
95,000		1/07	Manakoa Services Corporation (11) Compliance analysis and monitoring Series B Preferred Stock	2,280,000	950,000	2.0
7,799,515		8/04-4/07	Common Stock	2,122,641	156,000	0.3
6,000,000		7/07	Pathway One Plc (5) Sales and development licenses	852,300	852,300	1.8
100,000		1/06	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions Series B Preferred Stock	2,100,000	840,000	1.8
9,900,717		4/05-4/06	Common Stock	1,980,142	752,500	1.6
1,426,754		9/07	USTelematics, Inc. (13) Broadband telecommunication for moving vehicles	—	684,800	1.4
6,909,390		9/05-6/07	American Soil Technologies, Inc. (9) Fertilizer innovation	1,622,606	404,200	0.8
7,165,000		5/06-8/06	NetFabric Holdings, Inc. Information technology services	608,694	394,100	0.8
2,040,000		4/06-7/06	CytoDyn, Inc. Development stage biotechnology company Common Stock	3,640,772	325,000	0.7
100,000		1/07	Series A Preferred Stock	845,000	321,300	0.7
164,495,817		8/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,026,031	203,200	0.4
461,222,608		5/05-9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	149,400	0.3
21,933,451		8/05-8/06	Industrial Biotechnology Corporation (10) Manufactures and markets flavors and fragrances	6,351,998	3,500	<0.1
33,730,000		4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165		4/01-12/02	Stealth MediaLabs, Inc. (13) Software products	1,708,000	—	0.0
4,426,136		7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.) Multi-media entertainment	752,443	—	0.0
5,346		7/06-9/06	Liberty Diversified Holdings, Inc. Printing and packaging Common Stock	1,245,258	—	0.0
63,981		2/07	Series B Preferred Stock	382,800	—	0.0

			Total Investments in Affiliates	$46,655,285	$20,305,800	42.5%

			Control Investments (3)

1,000		11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,506,400	7.3%
	(6)	1/06-9/07	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,902,628	1,902,628	4.0
15,009,402		3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	1,500,900	3.1

			Total Investments in Control Investments	$12,540,376	$6,909,928	14.4%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:
100,000	7/07	Israel Disc Bank CD, maturity 11/1/07, interest rate @ 4.9%	$99,948	$99,948	0.2%
100,000	7/07	Franklin Bank CD, maturity 11/2/07, interest rate @ 4.9%	99,946	99,946	0.2
100,000	7/07	Lake First Bank CD, maturity 11/5/07, interest rate @ 4.95%	99,946	99,946	0.2
100,000	7/07	LaSalle Bank CD, maturity 11/8/07, interest rate @ 4.9%	99,936	99,936	0.2
100,000	8/07	MidFirst Bank CD, maturity 11/8/07, interest rate @ 5.0%	99,946	99,946	0.2
100,000	7/07	Homestreet Bank CD, maturity 11/9/07, interest rate @ 4.9%	99,934	99,934	0.2
100,000	7/07	Republic Federal Bank CD, maturity 11/9/07, interest rate @ 4.9%	99,934	99,934	0.2
100,000	7/07	Washington Mutual Bank CD, maturity 12/3/07, interest rate @ 5.0%	99,908	99,908	0.2
100,000	8/07	Baytree Natl Bank CD, maturity 12/10/07, interest rate @ 5.1%	99,926	99,926	0.2
100,000	8/07	Home Fed Bank CD, maturity 12/10/07, interest rate @ 4.95%	99,889	99,889	0.2
100,000	9/07	GMAC Bank CD, maturity 12/12/07, interest rate @ 5.15%	99,930	99,930	0.2
100,000	8/07	State Bank India CD, maturity 2/22/08, interest rate @ 5.15%	99,852	99,852	0.2
100,000	8/07	Indymac Bank FSB CD, maturity 2/25/08, interest rate @ 5.2%	99,884	99,884	0.2
100,000	8/07	First Natl Bank Arizona CD, maturity 2/27/08, interest rate @ 5.15%	99,849	99,849	0.2
100,000	8/07	Charter Bank West CD, maturity 2/29/08, interest rate @ 5.1%	99,828	99,828	0.2
100,000	8/07	Discover Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,848	99,848	0.2
100,000	8/07	Lehman Coml Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,848	99,848	0.2
100,000	8/07	Sterling Savings Bank CD, maturity 3/24/08, interest rate @ 5.1%	99,817	99,817	0.2
100,000	8/07	Capmark Bank CD, maturity 5/22/08, interest rate @ 5.15%	99,793	99,793	0.2
100,000	8/07	Firstcity Bank CD, maturity 5/22/08, interest rate @ 5.1%	99,762	99,762	0.2
100,000	8/07	Provident Bank CD, maturity 5/27/08, interest rate @ 5.1%	99,758	99,758	0.2

		Total Certificates of Deposit	$2,097,482	$2,097,482	4.4%

		Total Investments in U.S. Treasuries and CDs	$2,097,482	$2,097,482	4.4%

		TOTAL INVESTMENTS	$93,447,624	$36,225,210	75.7%

		Cash and other assets, less liabilities		11,610,886	24.3%

		Net assets at September 30, 2007		$47,836,096	100.0%

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

•

As of September 30, 2007, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.
(7)	Investment consists of warrants to purchase 1,500,000 shares of Synthetic Blood International, Inc. common stock.
(8)	During the period ended September 30, 2007, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(9)	During the period ended September 30, 2007, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).
(10)	During the period ended September 30, 2007, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).
(11)	Advanced Medical Isotope Corporation and Manakoa Services Corporation are parties related through common management.
(12)	Xethanol Corporation and Metamorphix Global, Inc. are parties related though common management.
(13)	Stealth MediaLabs, Inc. and USTelematics, Inc. are parties related through common management.

See accompanying notes

UTEK CORPORATION

Schedule of Investments

December 31, 2006

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000	4/06	Series D Preferred Stock	$1,996,176	$1,400,000	2.7%
97,000	3/06	Series C Preferred Stock	2,066,063	1,358,000	2.7
97,000	12/05	Series B Preferred Stock	1,032,675	705,700	1.4
5,533,333	5/05-5/06	Common Stock	158,364	26,200	0.1
		World Energy Solutions, Inc. Energy saving technologies
100,000	10/06	Series A Preferred Stock	2,632,500	2,430,000	4.8
201,672	9/05-9/06	Common Stock	127,714	36,300	0.1
		Advanced Medical Isotope Corporation (11) Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	1,803,417	1,591,300	3.1
600,000	5/06	Common Stock	63,000	96,000	0.2
		Cyberlux Corporation LED lighting solutions
98,000	11/06	Series C Preferred Stock	1,605,240	1,605,200	3.1
1,481,484	6/06-9/06	Common Stock	80,820	40,000	0.1
		American Soil Technologies, Inc. Fertilizer innovation
4,275,000	3/06	Series B Preferred Stock	1,571,691	1,432,100	2.8
317,857	9/05	Common Stock	70,388	56,700	0.1
6,368,802	9/04-12/06	Material Technologies, Inc. Metal fatigue detection	1,839,969	891,600	1.7
984,360	8/05-1/06	Broadcast International, Inc. Telecommunications	1,223,592	863,800	1.7
		UBA Technology, Inc. (8) Software development
2,482,521	2/06-6/06	Common Stock	1,691,419	600	<.1
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	714,600	1.4
146,586	4/06-9/06	Xethanol Corporation (8) (12) Bioethanol and derivative products	964,599	299,500	0.6
171,432	11/05	Shumate Industries, Inc. Energy field service applications	78,852	205,200	0.4
60,000	12/05	Metamorphix Global, Inc. (privately held) (12) Design and manufacture of countertops	120,000	120,000	0.2
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.2
120,000	4/05	Rival Technologies, Inc. Diesel engine technologies	82,104	96,900	0.2
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	63,800	0.1
171,432	10/06	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	51,400	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	39,300	0.1
176,250	4/05	Maelor Plc (5) Products for niche healthcare applications	24,147	34,200	0.1

1,411,765	7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	56,004	33,900	0.1
2,011,765	5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) (8) Study of blood viscosity	86,100	28,200	0.1
1,635,000	3/05	Swiss Medica, Inc. Health bioscience products	304,988	28,000	0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	20,100	<.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	19,500	<.1
33,825	7/06	XELR8 Holdings, Inc. (Vitacube Systems, Inc.) Specialty nutraceuticals	16,427	18,900	<.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	18,600	<.1
697,860	8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	17,800	<.1
232,211	5/05	Preservation Sciences, Inc. Metal and concrete coatings	—	17,800	<.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	14,300	<.1
221,033	4/04-12/06	Power3 Medical Products, Inc. Healthcare products	201,599	13,900	<.1
180,000	7/06	U.S. Starcom, Inc. Communications services and products	17,181	13,800	<.1
750,000	10/04	U.S. Wireless Online, Inc. Wireless broadband networks	66,000	9,100	<.1
258,064	5/06-7/06	IPORUSSIA, Inc. Business advisory services provider	24,000	8,800	<.1
115,069	7/06-9/06	Inverted Paradigms Corporation Safety and security software	32,510	6,400	<.1
105,600	5/06-6/06	HumWare Media Corporation Media advertising	14,236	5,900	<.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	4,300	<.1
774,951	6/06	Universal Detection Technology Detection devices for bacterial spores	30,378	3,600	<.1
660,000	6/05	BP International, Inc. Shade structures	78,852	3,300	<.1
2,335,977	7/06-9/06	PracticeXpert, Inc. Operational efficiencies for medical practitioners	27,172	3,300	<.1
808,529	12/04	HydroFlo, Inc. (6) Business development company	125,861	3,000	<.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	2,900	<.1
666,668	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	1,800	<.1
50,925	7/06	Global General Technologies, Inc. Homeland security systems	13,228	1,700	<.1
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	1,400	<.1
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. (8) Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
50,000	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$41,786,374	$14,578,700	28.6%

Affiliate Investments (2)
			Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held)
			Reductional environmental emissions
9,900,717		4/05-4/06	Common stock	$1,980,142	$1,831,600	3.6%
100,000		1/06	Series B Preferred Stock	2,100,000	990,000	1.9
4,444,876		5/06-7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.)(9) Multi-media entertainment	769,820	1,344,600	2.6
35,131,142		5/06-11/06	Avalon Oil and Gas, Inc. Oil and gas producers	1,986,939	864,200	1.7
2,040,000		4/06-7/06	CytoDyn, Inc. (9) Development stage biotechnology company	3,640,772	856,800	1.7
33,730,000		4/05-1/06	WebSky, Inc. Broadband wireless	897,750	674,600	1.3
164,951,070		8/06-12/06	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,033,434	643,300	1.3
8,512,064		8/04-6/06	Manakoa Services Corporation (11) Compliance analysis and monitoring	2,306,893	415,000	0.8
7,165,000		5/06-8/06	NetFabric Holdings, Inc. (9) Information technology services	608,694	394,000	0.8
461,222,608		5/05-9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	269,800	0.5
16,037,500		7/06-9/06	Liberty Diversified Holdings, Inc. Printing and packaging	1,245,258	187,600	0.4
4,221,165		4/01-12/02	Stealth MediaLabs, Inc. Software products	1,708,000	121,600	0.2
3,023,703		10/04-1/05	Health Sciences Group, Inc. Nutraceutical and pharmaceutical products	1,601,963	95,200	0.2
2,560,000		8/04-11/06	TenthGate, Inc. (9) Healthcare related products and services	40,000	25,600	<.1

			Total Investments in Affiliates	$22,354,448	$8,713,900	17.1%

Control Investments (3)
1,000		11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,614,500	7.1%
52,192,755		3/06-11/06	Klegg Electronics, Inc. (10) Manufacturer/distributor for retail electronic products	3,820,274	3,209,900	6.3
21,933,451		8/05-8/06	Industrial Biotechnology Corporation (10) Manufactures and markets flavors and fragrances	6,351,998	1,995,900	3.9
	(7)	1/06-12/06	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,181,472	1,181,472	2.3

			Total Investments in Control Investments	$15,485,318	$10,001,772	19.6%

U.S. Treasuries and Certificates of Deposit (4)
Par Value		U.S. Treasuries:
2,000,000	8/06	United States Treasury, maturity 1/18/07, interest rate @ 5.045%	$1,996,481	$1,996,481	3.9%
1,500,000	8/06	United States Treasury, maturity 2/01/07, interest rate @ 4.952%	1,494,092	1,494,092	2.9
1,000,000	8/06	United States Treasury, maturity 2/15/07, interest rate @ 4.751%	994,078	994,078	1.9

		Total U.S. Treasuries	$4,484,651	$4,484,651	8.8%

		Certificates of Deposit:
100,000	8/06	Washington Mutual Bank CD, maturity 1/30/07, interest rate @ 5.00%	$100,000	$100,000	0.2%

		Total Certificates of Deposit	$100,000	$100,000	0.2%

		Total Investments in U.S. Treasuries and CDs	$4,584,651	$4,584,651	9.0%

		TOTAL INVESTMENTS	$84,210,791	$37,879,023	74.3%

		Cash and other assets, less liabilities		13,102,139	25.7%

		Net assets at December 31, 2006		$50,981,162	100.0%

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Closed-end management investment company that has elected to be regulated as a business development company under the Investment Act of 1940. During the year ended December 31, 2006, the Company made a gift of 5.1 million shares of HydroFlo, Inc. common stock to certain not-for-profit institutions and abandoned its right, title and interest in and to 400,000 shares of HydroFlo, Inc.’s common stock.
(7)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.

(8)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(9)	During the period ended December 31, 2006, the Company reclassified this investment from Non-affiliated investments to Affiliate investments based on the criteria in notes (1) and (2).
(10)	During the period ended December 31, 2006, the Company reclassified this investment from Affiliate investments to Control investments based on the criteria in notes (2) and (3).
(11)	Advanced Medical Isotope Corporation and Manakoa Services Corporation are parties related through common management.
(12)	Xethanol Corporation and Metamorphix Global, Inc. are parties related though common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Three and Nine months Ended September 30, 2007 and 2006

(unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of September 30, 2007 and 2006 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

The Company

The Company provides Open Innovation services utilizing technology transfer. The Company’s services enable companies to acquire externally developed technologies from universities and research laboratories worldwide to augment their internal research and development efforts. In addition, UTEK provides services to help companies create value from their intellectual property. Technology transfer refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for potential commercial development and use. The Company’s goal is to provide its clients an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers, federal research laboratories and select corporations.

The Company seeks to enter into such technology transfers with publicly traded companies whenever possible, as this provides us with the potential for added liquidity.

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

Technology Transfer Related Services

UTEK Intellectual Capital Consulting uses a team of on-call scientists and industry experts to provide technical and business knowledge to help our clients identify, assess, protect and leverage their Intellectual Property assets. UTEK Information Services has a group of internet websites including Pharma-Transfer, which provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development, from early-stage discovery, through pre-clinical and clinical trials, to registered products that are all available for co-development or licensing; TechEx, an online searchable database for life science discoveries; UVentures, an online searchable database for physical science discoveries; and Knowledge Express, a searchable database which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates. These operating divisions provide comprehensive technology transfer related services to the Company and its portfolio companies.

Principles of Consolidation

UTEK Corporation commenced operations in 1997 in the business of technology transfer originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe) and UTEKip Ltd. (Israel). All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2006 balances to conform to the 2007 financial statement presentation.

Goodwill Impairment

As a result of the Company’s annual impairment analysis, the Company determined there was an impairment of the goodwill related to the Pharma Transfer acquisition in the first quarter of 2007. The Company recorded a partial impairment of the goodwill for the United States segment in 2007. This resulted in a write-down of approximately $33,000, $21,000 after tax, which is an operating expense in the consolidated statements of operations for the nine months ended September 30, 2007.

During the first quarter of 2006, the Company decided to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. These changes were other-than-temporary; therefore, management determined there was an impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for the Israel segment in the first quarter of 2006. This resulted in a write-down of approximately $235,000, $147,000 after tax, which is an operating expense in the consolidated statements of operations for the nine months ended September 30, 2006.

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

Components of basic and diluted earnings per share are as follows:

	Three Months Ended Sept 30				Nine months Ended Sept 30
	2007		2006		2007		2006
Weighted average outstanding shares of common stock	9,009,776		8,906,918		8,982,339		8,737,230
Dilutive effect of stock options	—		—		—		132,046

Common stock and common stock equivalents	9,009,776		8,906,918		8,982,339		8,869,276

Shares excluded from calculation of diluted EPS (1)	569,525	(2)	558,250	(2)	569,525	(2)	102,000

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
(2)	These shares excluded from the calculation would have been anti-dilutive because there was a net decrease in net assets from operations during the period.

Income Taxes

In July 2006, the Financial Accounting Standards Board issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted the provisions of FIN 48, which had no effect on the Company’s financial position or results of operations.

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

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and its U.S. Treasuries and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at September 30, 2007. The Company has not experienced any losses on such accounts.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating SFAS 159. However, since the Company’s investments are stated at fair value, the Company does not anticipate that the adoption of SFAS 159 will have a significant impact, if any, on its results of operations or financial position.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). SOP 07-1 was originally due to become effective for fiscal years beginning on or after December 15, 2007, but the Financial Accounting Standards Board subsequently voted to indefinitely defer the effective date. Companies that are regulated by the Investment Company Act of 1940 are automatically within the scope of the Guide. As such, the adoption of SOP 07-1 is not expected to materially impact the Company as it already adheres to the provisions of the Guide.

Upon adoption of SOP 07-1, a company must also adopt the provisions of FASB Staff Position (“FSP”) No. FIN 46R-7 “Application of FASB Interpretation No. 46R to Investment Companies.” FSP No. FIN 46R-7 permanently exempts investment companies from applying the provisions of Interpretation 46R to investments carried at fair value.

2. Share-Based Compensation

The Company had two stock-based equity compensation plans at September 30, 2007. See Note 9 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the three and nine months ended September 30, 2007, respectively, we granted 22,500 and 204,500 options to purchase shares of common stock. During the three and nine months ended September 30, 2006, respectively, we granted 97,000 and 161,000 options to purchase shares of common stock. At September 30, 2007, the Company had 532,203 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the nine months ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company recorded approximately $167,000 and $443,000 for the three and nine months ended September 30, 2007, respectively, and $174,000 and $396,000 for the three and nine months ended September 30, 2006, respectively, in compensation expense related to share-based payments pursuant to SFAS 123(R). Share-based compensation expense is included in salaries and wages in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the three and nine months ended September 30, 2007 and 2006 were calculated as follows:

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

The following table summarizes the assumptions (based on a weighted-average) used to estimate the fair value of stock options granted during the nine months ended September 30, 2007 and 2006.

	2007	2006
Expected dividend yield	0.25%	0.07%
Expected volatility	37.64%	57.35%
Risk-free interest rate	4.46%	4.84%
Expected life of options	3.79 years	3.68 years
Grant date fair value	$4.58	$8.70

Net cash proceeds from the exercise of stock options were approximately $523,000 and $692,000 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, there was approximately $1,605,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 2.9 years.

The following table represents stock option activity as of and for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – January 1, 2007	582,050	$13.18	2.89 years	$778,000
Granted	204,500	13.43
Exercised	(73,767)	7.18		$483,000
Forfeited/expired/cancelled	(143,258)	13.26

Options Outstanding – September 30, 2007	569,525	$14.03	3.26 years	$456,000

Outstanding Exercisable – September 30, 2007	239,489	$13.09	1.97 years	$451,000

The total grant date fair value of options vested during the nine months ended September 30, 2007 and 2006 was $283,000 and $395,000, respectively.

3. Investments

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has utilized valuation appraisals provided by an independent valuation service provider for each equity stake in our portfolio. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the national securities exchange or the OTC Bulletin Board.

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

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at September 30, 2007 and December 31, 2006 (76% and 74% of net assets, respectively), are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock provided by the portfolio companies in exchange for both strategic alliance services and technology transfer transactions are recorded at fair value on the day that the transactions are executed. The certificates are received subsequent to the transaction date.

Strategic Alliances (Technology Acquisition Alliances):

At September 30, 2007, the Company had fifty active strategic alliance clients. During the nine months ended September 30, 2007, the Company entered into fifty three strategic alliance agreements, of which, four were renewals. The income recognized from all strategic alliance agreements for the three and nine months ended September 30, 2007 was approximately $259,000 and $1,259,000, respectively. In January 2007, the Company reduced the price of its strategic alliance agreements and changed the payment terms to primarily cash. This was done to enhance client diversification and reduce the cost of handling small equity stakes. Of the fifty three most recent alliances, three agreements called for payment in stock and the remaining agreements called for monthly fees to be paid in cash. Ten alliance agreements were terminated during the nine months ended September 30, 2007.

At September 30, 2006, the Company had thirty five active strategic alliance clients. During the nine months ended September 30, 2006, the Company entered into thirty nine strategic alliance agreements, of which three were renewals. The income recognized from all strategic alliance agreements for the three and nine months ended September 30, 2006 was approximately $807,000 and $2,274,000, respectively.

Technology Transfers:

All of our technology transfers are generally completed as set forth in our strategic alliance service agreements with our clients.

During the nine months ended September 30, 2007, the Company completed the following fourteen technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	95,000 preferred	(2)	$24.00
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	50,000 preferred	(3)	11.53
			26,500,000 common		0.02
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	100,000 preferred	(4)	8.45
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	47,500 preferred	(5)	14.62
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	63,981 preferred	(6)	6.00
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	$200,000 cash		—
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	10,901,250		0.04
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	34,875,000		0.02
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	7,125,000		.215
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	8,550,000		.255
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	6,412,500		0.24
July 12	Pathway One Plc	WebMed Technologies, Inc.	6,000,000		0.14
July 20	MachineTalker, Inc.	Wideband Detection Technologies, Inc.	3,000,000		0.05
September 28	World Energy Solutions, Inc.	Hydrogen Safe Technologies, Inc.	7,500,000		0.26

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred A shares convertible into common shares based on a value of $3.8 million.
(3)	Preferred C shares convertible into common shares based on a value of $768,500.
(4)	Preferred A shares convertible into common shares based on a value of $1.3 million.
(5)	Preferred E shares convertible into common shares based on a value of $926,250.
(6)	Preferred D shares convertible into common shares based on a value of $638,000.
*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.

During the nine months ended September 30, 2006, the Company completed the following twenty-four technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares*		Price per Share(1)
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	100,000	(2)	$21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360		1.210
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000		0.027
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	1,805,000		1.350
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000		0.367
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	97,000	(3)	45.254
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	1,566,089		2.090
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	100,000	(4)	19.960
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	48,614,797	(5)
May 1	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	3,865,979		0.720
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.		(6)
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.		(7)
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	1,470,987		1.770
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.		(8)
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	136,838		6.400
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	24,148,765		0.104
July 12	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	15,437,500		0.082
July 14	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	4,426,136		0.170
July 18	CytoDyn, Inc.	Advanced Influenza Technologies, Inc.	2,000,000		1.780
August 11	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	7,125,000		0.083
August 18	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	35,749,213		0.047
August 29	Industrial Biotechnology Corporation	Advanced Pheromone Technologies, Inc.	4,642,857		0.290
Sept 12	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	15,437,500		0.076
Sept 22	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	95,000	(9)	18.983

(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred B shares convertible into common shares based on a value of $2.1 million.
(3)	Preferred C shares convertible into common shares based on a value of $2.8 million.
(4)	Preferred B shares convertible into common shares based on a value of $2.8 million.
(5)	The Company also received 95,000 Preferred A shares convertible into common shares based on a value of $2.5 million
(6)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.4 million common shares underlying the convertible debenture.
(7)	Consideration consisted of a £1.3 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.5 million common shares underlying the convertible debenture.

(8)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.3 million common shares underlying the convertible debenture.
(9)	5% Preferred A shares convertible into common shares based on a value of $3,182,500.
*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.

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

5. Segment Reporting

The Company’s principal area of activity is providing technology transfer services to support Open Innovation. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation.

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel		United States		Total
Total assets September 30, 2007	$685,695	$29,490		$48,583,726		$49,298,911
Total assets December 31, 2006	719,238	71,771		52,249,801		53,040,810

	For the three months ended September 30, 2007
	United Kingdom	Israel		United States		Total
Income from operations	$122,069	$15,810		$3,557,035		$3,694,914
Income (loss) before income taxes	(5,177)	(60,795)		465,483		399,511
Depreciation and amortization	424	1,608		48,956		50,988

	For the three months ended September 30, 2006
	United Kingdom	Israel		United States		Total
Income from operations	$85,803	$30,957		$13,495,416		$13,612,176
Income (loss) before income taxes	(85,386)	(71,691)		6,687,049		6,529,972
Depreciation and amortization	946	5,012		57,504		63,462

	For the nine months ended September 30, 2007
	United Kingdom	Israel		United States		Total
Income from operations	$234,320	$104,653		$17,692,161		$18,031,134
Income (loss) before income taxes	(79,541)	(114,913)		7,645,630	(1)	7,451,176
Depreciation and amortization	1,245	4,713		154,497		160,455

	For the nine months ended September 30, 2006
	United Kingdom	Israel		United States		Total
Income from operations	$450,944	$111,753		$47,915,792		$48,478,489
Income (loss) before income taxes	(38,401)	(469,597	)(2)	28,399,309		27,891,311
Depreciation and amortization	2,596	15,742		143,041		161,379

(1)	During the nine months ended September 30, 2007, the Company recorded goodwill impairment for Pharma Transfer of $33,030, which is included in the current period loss.
(2)	During the nine months ended September 30, 2006, the Company recorded goodwill impairment for UTEKip, Ltd. of $234,940, which is included in the current period loss.

6. Related Party Transactions

During the nine months ended September 30, 2007, we loaned funds for operations and real estate improvements of approximately $721,000 to certain subsidiaries of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. In addition, we paid rent of approximately $193,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the nine months ended September 30, 2007.

7. Line of Credit

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. Any advances on the line of credit would accrue interest (payable monthly) at prime (7.75% as of September 30, 2007). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of September 30, 2007, we had no outstanding principal or interest in connection with this line.

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

Overview of Recent Developments

UTEK provides Open Innovation services focused on technology transfer. These services enable companies to acquire externally developed technologies from universities and research laboratories worldwide to augment their internal research and development efforts. Our goal is to provide our client companies with the services they need to successfully implement an Open Innovation program.

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

Our total assets were $49.3 million and our net assets were $47.8 million at September 30, 2007, compared to $53.0 million and $51.0 million at December 31, 2006, respectively. Net asset value per share was $5.31 at September 30, 2007 and $5.71 at December 31, 2006. At the end of the third quarter of 2007, we had no long-term debt outstanding and $5.9 million in cash and cash equivalents.

Income from operations for the nine months ended September 30, 2007 totaled approximately $18.0 million, as compared to $48.5 million for the same period of 2006. Net income from operations for the nine months ended September 30, 2007 totaled approximately $4.4 million as compared to $17.4 million for the same period of 2006. Net realized (losses) on investments, net of deferred tax effect, totaled approximately ($1.7) million for the nine months ended September 30, 2007 as compared to net realized gains of $1.8 million in 2006. In this regard, we received gross proceeds of $1.2 million for the nine months ended September 30, 2007 and $7.3 million for the same period of 2006 in connection with the sale of the securities we received in connection with our strategic alliance agreements and technology transfer transactions. Net change in unrealized appreciation (depreciation) of investments, net of deferred tax benefit, was ($6.8) million for the nine months ended September 30, 2007 as compared to ($7.1) million for the same period of 2006.

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

Recently, we have taken steps to improve the efficiency of our technology transfer business model. Some of the improvements we have made include:

•	Expanded our scientific review team for technology due diligence;

•	Hired a head of business development to oversee our sales efforts;

•	Engaged Professor Henry Chesbrough as a strategic advisor focused on Open Innovation;

•	Improved our technology search capabilities through our expanded proprietary technology database and internally developed search engine; and

•

Enhanced client company acceptance procedures including the hiring of a manager of due diligence to conduct background checks on principal officers of prospective client companies, and the approval by a Review Committee made up of the executive officers and the director of operations prior to accepting a new client company.

As a result of these efforts and a decrease in the pricing structure, UTEK has experienced an increase in the number of active engagements and the average market capitalization of our clients. Our goal is to increase the diversity of our clients, and thus, our portfolio companies. Transactions with larger clients often require additional time to close. This has resulted in a lower number of executed technology transfers as well as lower related gross revenues in the current year.

Technology Transfers and Strategic Alliances

In the nine months ended September 30, 2007, we increased the number of our active strategic alliance agreements and decreased the number of completed technology transfers:

•	During the nine months ended 2007, we signed 53 new strategic alliance agreements, as compared to 39 new strategic alliances in the same period of 2006; and

•

During the nine months ended 2007, we completed 14 technology transfers valued at approximately $14.8 million as compared to 24 technology transfers valued at approximately $44.0 million in the same period of 2006.

Portfolio Activity

The following is a list of significant changes in our portfolio during the nine months ended September 30, 2007:

•

The sale of some or all of our shares in Shumate Industries, Inc., Health Sciences Group, Inc., Broadcast International, Inc., Xethanol Corporation, Manakoa Services Corporation and various other portfolio companies for approximately $1.2 million, which resulted in realized losses of $1.7 million (net of income tax);

•	The completion of 14 technology transfers valued at approximately $14.6 million (one technology transfer was completed for $200,000 in cash); and

•	A net unrealized loss of $6.8 million (net of income tax) in the fair value of our investments.

Our most significant portfolio investments at September 30, 2007 were in Material Technologies, Inc., UTEK Real Estate Holdings, Inc., Advanced Refractive Technologies, Inc., World Energy Solutions, Inc. and Cyberlux Corporation. These five investments totaled $18.8 million in fair value and represented 52% of our investments and 39% of net assets at September 30, 2007.

The net unrealized appreciation for the three months ended September 30, 2007 was primarily due to appreciation of Material Technologies, Inc., Mimedx, Inc., and USTelematics, Inc., partially offset by a reduction in value of Klegg Electronics, Inc. and Advanced Refractive Technologies, Inc.

The net unrealized depreciation for the nine months ended September 30, 2007 was primarily due to a reduction in value of the following eight investments in our portfolio: Advanced Refractive Technologies, Inc., American Soil Technologies, Inc., CytoDyn, Inc., vidShadow.com, Inc. (DME Interactive Holdings, Inc.), Emission & Power Supply, Inc. (Fuel FX International, Inc.), Manakoa Services Corporation, Klegg Electronics, Inc. and Industrial Biotechnology Corporation; partially offset by appreciation of Material Technologies, Inc. and Mimedx, Inc.

Large fluctuations in the fair value of our investments are not unexpected, given that substantially all of our investments are in development stage, thinly traded public companies, and may occur in the future. The current portfolio is comprised of approximately 60 holdings. Many of these positions are with small capitalization companies which, over time, may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them. The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or as a result of general marketplace factors.

Results of Operations

Income from Operations (Revenue)

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(in thousands, except percentages)	2007	2006		2007	2006
Sale of Technology Rights	$2,921	$12,173	(76)%	$14,836	$44,012	(66)%
Consulting and Other Services	647	1,276	(49)%	2,716	3,822	(29)%
Other Income, net	127	163	(22)%	479	644	(26)%

Income from Operations	$3,695	$13,612	(73)%	$18,031	$48,478	(63)%

We completed three technology transfers during the three months ended September 30, 2007 as compared to eight during the three months ended September 30, 2006. The technology transfers had an average value of $974,000 and $1.5 million for the three months ended September 30, 2007 and 2006, respectively. The lower average value of the technology transfer is a function of a decrease in the cost to acquire the technology rights partially offset by an increase in the average technology transfer multiple. The average cost of the acquisition of technology rights for the quarter ended September 30, 2007 was $279,000 as compared to $511,000 for 2006. The average technology transfer multiple for the quarter ended September 30, 2007 was 3.5 as compared to 3.0 for the three months ended September 30, 2006. The technology transfer multiple is the revenue markup on the acquisition of technology rights costs. All income from the sale of technology rights for the three months ended September 30, 2007 and September 30, 2006 was received in the form of equity securities.

We completed fourteen technology transfers during the nine months ended September 30, 2007 as compared to twenty-four during the nine months ended September 30, 2006. The technology transfers had an average value of $1.1 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively. The lower average value of the technology transfer is a function of a decrease in the cost to acquire the technology rights partially offset by an increase in the average technology transfer multiple. In 2007, there were 4 technology transfers with income per transfer of less than $500,000, as compared to no transfers in 2006 with income values of less than $500,000. The average cost of the acquisition of technology rights for the nine months ended September 30, 2007 was $226,000 as compared to $468,000 for 2006. The average technology transfer multiple for the nine months ended September 30, 2007 was 4.7 as compared to 3.9 for the nine months ended September 30, 2006. With the exception of $200,000 received in the first quarter of 2007, all income from the sale of technology rights for the nine months ended September 30, 2007 and September 30, 2006 was received in the form of equity securities.

Income from strategic alliance agreements was approximately $259,000 and $807,000 for the three months ended September 30, 2007 and 2006, respectively. Income from strategic alliance agreements was approximately $1.3 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in income from strategic alliances in 2007 resulted primarily from a change in our pricing of the strategic alliance agreements. In January 2007, we reduced the price of our strategic alliance agreements and changed the payment terms to primarily cash. This was done to enhance client diversification and reduce the cost of handling small equity stakes. Of the fifty-three most recent alliances, three agreements called for payment in stock and the remaining agreements called for monthly fees to be paid in cash.

Other consulting income for the three months ended September 30, 2007 included income of $75,000 from our Intellectual Capital Consulting division, as compared to $137,000 for the three months ended September 30, 2006. Our UTEK Information Services division comprised the balance of consulting fee and other services income for 2007. Of the total consulting and other services income received during the three months ended September 30, 2007, 15% was paid in the form of equity securities in companies and the balance was paid in cash. Of such income received during the three months ended September 30, 2006, 54% was paid in the form of equity securities and the balance was paid in cash.

Other consulting income for the nine months ended September 30, 2007 included income of $516,000 from our Intellectual Capital Consulting division, as compared to $523,000 for the nine months ended September 30, 2006. Our UTEK Information Services division comprised the balance of consulting fee and other services income for 2007. Of the total consulting and other services income received during the nine months ended September 30, 2007, 31% was paid in the form of equity securities in companies and the balance was paid in cash. Of such income received during the nine months ended September 30, 2006, 43% was paid in the form of equity securities and the balance was paid in cash.

The increase in the number of our strategic alliances is primarily a result of an increase in the overall demand for our services as well as the reduced pricing of our agreements. We believe that we are growing our customer base as a result of increased sales and marketing efforts and better recognition in the business community regarding the value and availability of our services. Our new strategic alliances have increased the diversity of our customer makeup. Our current customer base has a larger average market capitalization than in previous years. Although this is beneficial to our business, having customers with a larger market capitalization has resulted in an increase in the time needed to complete technology transfers. Therefore, although we have increased the number of strategic alliance customers, the number of technology transfers completed for the nine months ended September 30, 2007 has decreased.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors, including the number of technology transfers and the valuation of the individual transactions. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses

Acquisition of Technology Rights

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2007	2006			2007	2006
Acquisition of technology rights	$838	$4,090	(80)%		$3,171	$11,237	(72)%
As a percent of sale of technology rights	29%	34%	(5	)ppt *	21%	26%	(5	)ppt

*	The abbreviation “ppt” denotes percentage points.

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from 2007 to 2006 was due to the reduced number of technology transfers completed and reduced costs per transaction in the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The average cost per technology transfer decreased approximately $232,000 or 45% during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The average cost per technology transfer decreased approximately $242,000 or 52% during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

The following table provides certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and nine months ended September 30, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
Sept 28	World Energy Solutions, Inc.	Hydrogen Safe Technologies, Inc.	$492,350
July 20	MachineTalker, Inc.	Wideband Detection Technologies, Inc.	40,000
July 12	Pathway One Plc	WebMed Technologies, Inc.	305,215

	Total for three months ended September 30, 2007		837,565

June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	280,000
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	450,000
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	300,000
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	400,000

	Total for nine months ended September 30, 2007		$3,170,844

The following table provides certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and nine months ended September 30, 2006:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
Sept 22	Advanced Medical Isotope Corporation	Neu-Hope Technologies, Inc.	$335,000
Sept 12	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	435,000
August 29	Industrial Biotechnology Corporation	Advanced Pheromone Technologies, Inc.	325,000
August 18	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	589,000
August 11	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	523,600
July 18	CytoDyn, Inc.	Advanced Influenza Technologies, Inc.	934,399
July 14	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	512,650
July 12	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	410,000
	Other		25,000

	Total for three months ended September 30, 2006		4,089,649

June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	528,628
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
May 1	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	375,000
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	555,000
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	400,000
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	500,000
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	534,000
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc.	265,000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	300,000

	Total for nine months ended September 30, 2006		$11,236,776

Salaries and Wages

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Salaries and wages	$889	$837	6%	$2,664	$2,540	5%
As a percent of revenue	24%	6%	18ppt	15%	5%	10ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and share-based compensation. Salaries and wages increased $52,000 during the three months ended September 30, 2007, due primarily to increased officer compensation as a result of the chief financial officer having converted from part-time to full-time in the last quarter of 2006.

Salaries and wages increased $124,000 during the nine months ended September 30, 2007 due primarily to an increase in officer’s compensation related to the CFO, as well as an increase in the share-based compensation expense.

Professional Fees

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Professional fees	$505	$332	52%	$1,119	$915	22%
As a percent of revenue	14%	2%	12ppt	6%	2%	4ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The increase in professional fees for the three and nine months ended September 30, 2007 relates to an increase in legal fees, offset by a slight decrease in the quarterly valuation fees during the nine months ended September 30, 2007.

Sales and Marketing

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Sales and marketing	$398	$792	(50)%	$1,488	$2,556	(42)%
As a percent of revenue	11%	6%	5ppt	8%	5%	3ppt

Sales and marketing expenses include advertising, marketing, salaries, wages and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Commissions decreased $235,000 and $390,000 for the three and nine months ended September 30, 2007, respectively, as a result of using less outside service providers for the purpose of selling strategic alliance agreements. Salaries, wages and commissions paid to sales related employees decreased $170,000 and $811,000 for the three and nine months ended September 30, 2007, respectively, due to lower commissions related to lower technology transfers completed. We have implemented certain changes in our sales and marketing division in an effort to increase sales leads, and eventually sales, without incurring substantial additional costs.

General and Administrative

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
General and administrative	$666	$1,032	(35)%	$2,105	$3,105	(32)%
As a percent of revenue	18%	8%	10ppt	12%	6%	6ppt

The decrease in general and administrative costs for the three months ended September 30, 2007 is partially attributable to a decrease in employee recruitment costs. In 2006 there were 5 employees recruited using the services of recruiters, as compared to 1 for 2007. In 2006 there were $107,000 in costs related to the filing of a Form N-2 and the quarterly amendments to the Form N-2; in 2007, there were no Form N-2 filings.

The decrease in general and administrative costs for the nine months ended September 30, 2007 is primarily attributable to a decrease in contributions expense of $663,000. During the first quarter of 2006, the Company made a gift of 5.1 million shares of Hydroflo, Inc. common stock to certain not-for-profit institutions. The stock was fair valued at $663,000 at the time of the gift. The were also significant decreases in employee recruitment costs, SEC filing related costs, and employee related costs due to the reduction in commissions related to lower technology transfers completed.

Goodwill Impairment

During the nine months ended September 30, 2007, we recorded a partial impairment of the goodwill related to the Pharma Transfer acquisition of $33,000 as a result of our annual impairment analysis. During the nine months ended September 30, 2006, we recorded a total impairment of the goodwill for UTEKip, Ltd. of $235,000 as a result of changing the focus of the Israel operations from software to technology transfer.

Net Realized Gains (Losses) on Investments

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Realized gains/ (losses)	$(552)	$(389)	42%	$(1,690)	$1,823	(193)%

Net realized gains (losses) on investments, net of income tax effect, amounted to ($551,958) for the three months ended September 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
American Soil Technologies, Inc.	300	(18)
Broadcast International, Inc.	232,452	(13,446)
Health Sciences Group, Inc.	781,703	(355,079)
Power3 Medical Products, Inc.	185,000	(80,247)
Rival Technologies, Inc.	78,500	(7,623)
Swiss Medica, Inc.	785,000	(77,022)
XELR8 Holdings, Inc.	2,500	1,170
World Energy Solutions, Inc.	19,500	(19,693)

Total		$(551,958)

Net realized gains (losses) on investments, net of income tax effect, amounted to ($389,255) for the three months ended September 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
E Med Future, Inc.	675,032	$(218,444)
GS CleanTech Corporation	295,500	(36,180)
Harborlight Diversified Fund, LP	250,000	17,116
Health Sciences Group, Inc.	100,000	(47,511)
HydroFlo, Inc.	35,044	(2,559)
Magic Media Networks, Inc.	67,904	328
Manakoa Services Company	58,574	(11,759)
NutraCea International Corporation	224,489	106,270
Pacific Biometrics, Inc.	91,885	16,539
Power3 Medical Products, Inc.	80,000	(13,537)
SheerVision Inc.	129,835	(330,063)
Swiss Medica, Inc.	165,000	(9,172)
US Energy Initiatives	166,000	(9,240)
Xethanol Corporation	68,466	148,957

Total		$(389,255)

Net realized gains (losses) on investments, net of income tax effect, amounted to ($1,690,238) for the nine months ended September 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Advanced Refractive Technologies, Inc.	1,533,333	$(46,064)
American Soil Technologies, Inc.	87,855	96
Shumate Industries, Inc.	171,432	127,234
Health Sciences Group, Inc.	3,023,703	(974,894)
Swiss Medica, Inc.	1,735,000	(181,851)
Xethanol Corporation	136,838	(378,936)
Broadcast International, Inc.	312,952	(38,069)
Rival Technologies, Inc.	120,000	(224)
Power3 Medical Products, Inc.	221,033	(106,931)
XELR8 Holdings, Inc.	2,500	1,170
World Energy Solutions, Inc.	19,500	(19,693)
Manakoa Services Corporation	578,958	(72,076)

Total		$(1,690,238)

Net realized gains (losses) on investments, net of income tax effect, amounted to $1,823,042 for the nine months ended September 30, 2006 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Sequiam Corporation	645,000	$3,015
INYX, Inc.	29,999	29,733
Swiss Medica, Inc.	465,000	(12,832)
Circle Group Holdings, Inc.	973,508	395,271
Israel Technology Acquisition Corp.	50,000	6,732
Israel Technology Acquisition Corp. -warrants	100,000	2,739
Fortress America Acquisition Corp.	40,000	18,971
Xethanol Corporation	492,638	1,971,681
eFoodSafety.com, Inc.	61,224	(3,380)
HydroFlo, Inc. (1)	5,573,206	(40,721)
Genethera, Inc.	14,796	(21,583)
Magic Media Networks, Inc.	97,904	225
E Med Future, Inc.	675,032	(218,444)
GS CleanTech Corporation	295,500	(36,180)
Harborlight Diversified Fund, LP	250,000	17,116
Health Sciences Group, Inc.	100,000	(47,511)
Manakoa Services Company	58,574	(11,759)
NutraCea International Corporation	224,489	106,270
Pacific Biometrics, Inc.	91,885	16,539
Power3 Medical Products, Inc.	80,000	(13,537)
SheerVision Inc.	129,835	(330,063)
US Energy Initiatives	166,000	(9,240)

Total		$1,823,042

(1)	The Company elected to abandon its right title and interest in and to 400,000 shares common stock of HydroFlo, Inc.

Changes in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized. At September 30, 2007, approximately 63% of our net assets represented investments recorded at value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2007	2006		2007	2006
Unrealized appreciation/ (depreciation)	$230	$(8,111)	(103)%	$(6,792)	$(7,083)	(4)%

Net change in unrealized appreciation on investments, net of income tax effect, amounted to $229,749 for the three months ended September 30, 2007 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Material Technologies, Inc.	$772,265
Klegg Electronics, Inc.	(538,315)
Mimedx, Inc.	523,908
USTelematics, Inc.	427,110
Advanced Refractive Technologies, Inc.	(436,466)
All other investments	(518,753)

$229,749

Net unrealized depreciation on investments, net of income tax effect, amounted to ($8,110,934) for the three months ended September 30, 2006 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc.	$445,636
Avalon Oil & Gas, Inc.	(438,357)
DME Interactive Holdings, Inc.	1,108,723
CytoDyn, Inc.	(1,271,600)
Industrial Biotechnology Corporation	637,065
Klegg Electronics, Inc.	(784,934)
KP Renewables Plc	(2,604,383)
Trio Industries Group, Inc.	(457,205)
Material Technologies, Inc.	(521,209)
UTEK Real Estate Holdings, Inc.	(1,126,964)
Xethanol Corporation	(2,707,212)
All other investments	(390,494)

$(8,110,934)

Net change in unrealized depreciation on investments, net of income tax effect, amounted to ($6,792,496) for the nine months ended September 30, 2007 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc.	$(826,717)
American Soil Technologies, Inc.	(664,320)
vidShadow, Inc. (DME Interactive Holdings, Inc.)	(827,789)
Klegg Electronics, Inc.	(2,741,099)
Industrial Biotechnology Corporation	(1,242,660)
Emission & Power Supply, Inc. (Fuel FX International, Inc.)	(766,589)
Mimedx, Inc.	523,908
Material Technologies, Inc.	1,164,448
Manakoa Services Corporation	(876,141)
Cytodyn, Inc.	(658,316)
All other investments	122,779

$(6,792,496)

Net unrealized depreciation on investments, net of income tax effect, amounted to ($7,083,416) for the nine months ended September 30, 2006 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Fuel FX International, Inc.	$1,852,523
KP Renewables Plc	(3,830,809)
Trio Industries, Inc.	(1,114,669)
Material Technologies, Inc.	(522,729)
UBA Technology, Inc.	(1,559,188)
Xethanol Corporation	(717,502)
Avalon Oil & Gas, Inc.	(461,681)
DME Interactive Holdings, Inc.	1,094,071
Cytodyn, Inc.	(1,278,318)
Klegg Electronics, Inc.	(432,993)
All other investments	(112,121)

$(7,083,416)

On a quarterly basis, changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors. Therefore, current quarterly net results should not be annualized to predict expected annual results, and may not be indicative of future performance.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $5.9 million. We also had investments in certificates of deposit of $2.1 million. We typically invest our excess cash in U.S. Treasuries and certificates of deposit, which normally have three month to one year maturities. These investments do not qualify as cash equivalents.

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of investments and cash received in connection with the provision of strategic alliance and other consulting services. Our primary source of liquidity and capital for the nine months ended September 30, 2007 was $2.5 million in net proceeds from the sale of U.S. Treasuries and $1.2 million in proceeds generated from the sale of shares of our portfolio companies.

To date, our income from operations consists primarily of the sale of technology rights and consulting income from strategic alliances in exchange for securities rather than cash. In the nine months ended September 30, 2007, 86% of our income from operations ($15.5 million) was paid in the form of equity securities. During the nine months ended September 30, 2007, we used approximately $3.2 million to fund our technology transfer transactions and approximately $7.1 million for operating expenses.

During the nine months ended September 30, 2007, we loaned UTEK Real Estate Holdings, Inc., one of our portfolio companies, an additional $721,000 for real estate improvements and operations. We expect additional renovations to a separate building to begin this fall and be completed by January of 2008 with the additional cash outlay to be approximately $200,000.

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

In February 2007, we obtained a $4,000,000 uncommitted bank line of credit with the Bank of Tampa. Any advances on the line of credit would accrue interest, payable monthly, at the prime rate (7.75% as of September 30, 2007). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by a subsidiary of UTEK Real Estate Holdings, Inc. As of September 30, 2007, we had no outstanding debt.

We currently intend to fund our capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances, our investments in U.S. treasuries and borrowings, as well as with cash generated by operations and the sales of our investments. We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for at least the next twelve months. However, our capital requirements will depend on many factors, the most important of which is our sales of technology rights. We may need to scale the number of sales of technology rights to reflect available cash resources. We may seek to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to us, if at all.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. We consider the following accounting policies and related estimates to be critical:

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

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of our portfolio investments. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Upon the sale of our investments, the values that are ultimately realized may be different from the presently determined fair values of such securities. This difference could be material.

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

The fair value of our investments at September 30, 2007 and December 31, 2006 was determined by our Board of Directors. We received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire investment portfolio at September 30, 2007 and December 31, 2006.

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

Share-Based Compensation

We account for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the nine months ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. Historical data was used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the historical dividend yield.

We recorded approximately $167,000 and $443,000 for the three and nine months ended September 30, 2007, respectively, and $174,000 and $396,000 for the three and nine months ended September 30, 2006, respectively, related to share-based payments pursuant to SFAS 123(R).

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

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). SOP 07-1 was originally due to become effective for fiscal years beginning on or after December 15, 2007, but the Financial Accounting Standards Board subsequently voted to indefinitely defer the effective date. Companies that are regulated by the Investment Company Act of 1940 are automatically within the scope of the Guide. As such, the adoption of SOP 07-1 is not expected to materially impact the Company as it already adheres to the provisions of the Guide.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of September 30, 2007, we were not a party to any material pending legal proceedings.

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

The following exhibits are filed with this report on Form 10-Q:

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

UTEK CORPORATION
(Registrant)

Date: November 8, 2007	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: November 8, 2007	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer