Form 10-Q
period 2008-03-31
UTEK CORP
filed 2008-05-06
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

On May 2, 2008, there were 9,601,563 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Investments:
Non-affiliate investments (cost: 2008—$39,990,308; 2007—$31,588,337)	$8,741,290	$6,705,850
Affiliate investments (cost: 2008—$34,459,183; 2007—$43,779,616)	6,012,200	14,429,000
Controlled investments (cost: 2008—$18,978,636; 2007—$17,231,458)	7,720,739	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008—$1,498,932; 2007—$1,498,346)	1,498,932	1,498,346

Total investments	23,973,161	30,401,757
Cash and cash equivalents	4,001,277	5,254,576
Accounts receivable, net of allowance for bad debt (2008—$120,000; 2007—$36,000)	565,090	358,338
Prepaid expenses and other assets	435,218	378,248
Fixed assets, net	495,817	476,578
Goodwill	4,365,101	2,821,064
Intangible assets, net	943,168	123,812
Deferred tax asset	8,355,778	5,406,704

TOTAL ASSETS	43,134,610	45,221,077

LIABILITIES
Accrued expenses	999,415	790,693
Deferred revenue	1,051,095	755,836

TOTAL LIABILITIES	2,050,510	1,546,529

NET ASSETS	$41,084,100	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 9,185,243 and 9,011,276 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	$91,854	$90,114
Additional paid-in capital	55,582,031	53,148,643
Accumulated income:
Accumulated net operating income	33,119,709	33,498,108
Net realized loss on investments, net of income taxes	(3,638,700)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(44,253,949)	(39,703,173)
Foreign currency translation adjustment	183,155	153,454

Net assets	$41,084,100	$43,674,548

Net asset value per share	$4.47	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2008	2007
Income from operations:
Sale of technology rights	$2,712,380	$6,701,340
Consulting and other services	868,739	1,046,717
Investment income, net	84,447	199,714

	3,665,566	7,947,771

Expenses:
Acquisition of technology rights	1,184,000	1,303,279
Salaries and wages	1,205,894	969,341
Professional fees	308,195	321,947
Sales and marketing	648,032	631,979
General and administrative	825,194	831,809
Goodwill impairment	—	33,030

	4,171,315	4,091,385

(Loss) income before income taxes	(505,749)	3,856,386
Provision for income tax (benefit) expense	(127,350)	1,622,995

Net income (loss) from operations	(378,399)	2,233,391
Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of ($76,082) and ($662,240) for the three months ended March 31, 2008 and 2007, respectively	(126,102)	(1,097,632)
Net change in unrealized depreciation of investments, net of deferred tax benefit of ($2,745,642) and ($930,540) for the three months ended March 31, 2008 and 2007, respectively	(4,550,776)	(1,542,328)

Net decrease in net assets from operations	$(5,055,277)	$(406,569)

Net decrease in net assets from operations per share:
Basic	$(0.55)	$(0.05)
Diluted	$(0.55)	$(0.05)
Weighted average shares:
Basic	9,161,046	8,938,565
Diluted	9,161,046	8,938,565
Dividend declared per share:	—	—

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2008	2007
Operating Activities:
Net decrease in net assets from operations	$(5,055,277)	$(406,569)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	7,296,418	2,472,868
Depreciation and amortization	85,540	55,142
Goodwill impairment	—	33,030
Loss on sale of investments	202,184	1,759,872
Loss on disposal of fixed assets	3,603	14,360
Bad debt expense	—	110,011
Stock compensation	172,328	104,214
Deferred income taxes	(2,949,074)	30,215
Investment securities received in connection with the sale of technology rights	(2,587,380)	(6,701,340)
Consulting and other services rendered in exchange for investment securities	(35,400)	(377,881)
Changes in operating assets and liabilities:
Accounts receivable	110,837	(17,017)
Prepaid expenses and other assets	(42,534)	(21,256)
Deferred revenue	(229,515)	9,221
Accrued expenses	128,591	167,204

Net cash flows from operating activities	(2,899,679)	(2,767,926)

Investing Activities:
Net proceeds from sale (purchases) of short-term investments	(586)	2,813,079
Proceeds received on sale of equity investments	1,472,639	653,533
Repayment from (investment in) UTEK Real Estate Holdings, Inc.	45,322	(543,496)
Purchases of fixed assets	(13,496)	(18,292)

Net cash flows from investing activities	1,503,879	2,904,824

Financing Activities:
Distributions to stockholders	—	(179,032)
Proceeds from exercise of stock options	112,800	248,500

Net cash flows from financing activities	112,800	69,468

Foreign currency translation adjustment	29,701	1,768

Increase (decrease) in cash and cash equivalents	(1,253,299)	208,134
Cash and cash equivalents at beginning of year	5,254,576	9,685,111

Cash and cash equivalents at end of period	$4,001,277	$9,893,245

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31
	2008	2007
Supplemental Disclosures of Non-Cash Investing Activities
The Company issued 153,967 shares of common stock to purchase Pharmalicensing Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$2,534,197
Fair value of common stock issued	2,150,000

Liabilities assumed	$384,197

Proceeds from the exercise of stock options that have not yet been received	$—	$44,375

Investment securities received for unearned strategic alliance services	$—	$37,121

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31
	2008	2007
Changes in net assets from operations:
Net income (loss) from operations	$(378,399)	$2,233,391
Net realized loss on sale of investments, net of related income taxes	(126,102)	(1,097,632)
Change in net unrealized depreciation of investments, net of related deferred taxes	(4,550,776)	(1,542,328)

Net decrease in net assets from operations	(5,055,277)	(406,569)

Distribution to Stockholders:
From net income from operations (1)	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	112,800	292,875
Stock compensation—options	172,328	104,214
Acquisition of Pharmalicensing Ltd.	2,150,000	—

Net increase in net assets from stock transactions	2,435,128	397,089

Foreign currency translation adjustment	29,701	1,768

Net decrease in net assets	(2,590,448)	(7,712)
Net assets at beginning of year	43,674,548	50,981,162

Net assets at end of period	$41,084,100	$50,973,450

(1)	Distributions to shareholders as noted in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Three Months Ended March 31
	2008	2007
PER SHARE INFORMATION

Net asset value, beginning of period	$4.85	$5.71
Net income (loss) from operations (1)	(0.04)	0.25
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after taxes) (2)	(0.61)	(0.33)
Foreign currency translation adjustment (1)	—	—
Net increase from stock transactions (1)	0.27	0.06
Distribution to shareholders from net income from operations	0.00	0.00

Net asset value, end of period	$4.47	$5.69

Per share market value, end of period	$10.05	$13.20

Investment return, based on market price at end of period	(24)%	16%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$41,084,100	$50,973,450

Ratio of expenses to average net assets	10%	8%
Ratio of net income from operations to average net assets	(1)%	4%
Diluted weighted average number of shares outstanding during the period	9,161,046	8,938,565

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.
(3)	Distribution to shareholders as noted in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments

March 31, 2008

(Unaudited)

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Medical Isotope Corporation (9) Medical isotope processes
95,000	9/06	Preferred Stock	$1,803,417	$1,750,400	4.3%
600,000	5/06	Common Stock	63,000	403,200	1.0
148,000	11/06–1/07	Cyberlux Corporation (8) LED lighting solutions Series C Preferred Stock	2,181,640	1,457,100	3.5
26,650,484	6/06–1/07	Common Stock	514,960	475,700	1.2
100,000	4/06	Advanced Refractive Technologies, Inc. Ophthalmic technologies Series D Preferred Stock	1,996,176	560,000	1.4
97,000	3/06	Series C Preferred Stock	2,066,063	543,200	1.3
97,000	12/05	Series B Preferred Stock	1,032,675	282,300	0.7
4,000,000	5/06	Common Stock	76,368	1,000	<0.1
(7)	4/07	Synthetic Blood International, Inc. Biotechnology products	120,000	1,070,000	2.6
560,000	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	—	940,800	2.3
92,000	3/08	Platina Energy Group Inc. Oil and gas exploration and production Series F Convertible Preferred Stock	794,880	794,880	1.9
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.3
36,700	1/06	Broadcast International, Inc. Telecommunications	44,407	90,600	0.2
60,000	12/05	Metamorphix Global, Inc. (privately held) (10) Design and manufacture of countertops	120,000	72,000	0.2
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	62,700	0.2
264,333	1/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	97,300	45,200	0.1
697,860	8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	18,800	<0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	15,500	<0.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	9,700	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	6,000	<0.1
2,550,000	8/04-11/06	TenthGate, Inc. Healthcare related products and services	40,000	5,100	<0.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	3,900	<0.1
9,748	4/06-3/07	Xethanol Corporation (10) Bioethanol and derivative products	88,836	3,700	<0.1
4,962	8/05-8/06	Industrial Biotechnology Corporation (8) Manufactures and markets flavors and fragrances	5,770,526	3,300	<0.1
2,011,765	5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) Study of blood viscosity	86,100	3,200	<0.1

1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	1,250	<0.1
825,852	5/06-7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	700	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	700	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	300	<0.1
16,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	60	<0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	—	0.0
1,714	9/05	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
2,525,740	2/06-6/06	UBA Technology, Inc. Software development Common Stock	1,652,899	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$39,990,308	$8,741,290	21.3%

		Affiliate Investments (2)
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	$993,000	$1,225,100	3.0%
100,000	1/06	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions Series B Preferred Stock	2,100,000	630,000	1.5
9,900,717	4/05–4/06	Common Stock	1,980,142	564,300	1.4
20,181,304	12/06–6/07	Material Technologies, Inc. Metal fatigue detection Common Stock	4,818,862	468,200	1.1

47,500	1/07	Series E Convertible Preferred Stock	694,640	555,800	1.4
1,426,754	9/07	USTelematics, Inc. (11) Broadband telecommunication for moving vehicles	—	454,400	1.1
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	426,800	1.0
95,000	1/07	Manakoa Services Corporation (9) Compliance analysis and monitoring Series B Preferred Stock	2,280,000	380,000	0.9

7,799,515	8/04–4/07	Common Stock	2,122,641	31,200	<0.1

2,040,000	4/06–7/06	CytoDyn, Inc. Development stage biotechnology company Common Stock	3,640,772	81,600	0.2
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.6
6,849,390	9/05–6/07	American Soil Technologies, Inc. Fertilizer innovation	1,609,306	335,600	0.8
3,530,607	7/06–9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,706,981	259,500	0.6
6,000,000	7/07	Pathway One Plc (5) Sales and development licenses	852,300	207,000	0.5
164,495,817	8/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,026,031	57,600	0.1
7,145,000	5/06–8/06	NetFabric Holdings, Inc. Information technology services	607,034	28,600	<0.1
872,502	5/05-9/05	EcoSystem Corporation (GS Energy Corporation) Biotechnology	2,434,783	28,800	<0.1
4,426,136	7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.) Multi-media entertainment	752,443	17,700	<0.1
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (11) Software products	1,708,000	—	0.0
5,346	7/06–9/06	NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$34,459,183	$6,012,200	14.6%

		Control Investments (3)

1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,228,000	7.9%
(6)	1/06-9/07	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,919,939	1,919,939	4.7
16,119,672	9/05–9/07	World Energy Solutions, Inc. Energy saving technologies	4,628,449	1,450,800	3.5
210,000,000	1/08	RIM Semiconductor Company Data transmission technology	1,792,500	1,092,000	2.7
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	30,000	<0.1

		Total Investments in Control Investments	$18,978,636	$7,720,739	18.8%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:
100,000	1/08	Washington Mutual Bank CD, maturity 4/16/08, interest rate @ 4.50%	100,017	100,017	0.2
100,000	1/08	Metropacific Bank CD, maturity 4/22/08, interest rate @ 4.45%	100,022	100,022	0.2
100,000	1/08	American Chartered Bank CD, maturity 4/23/08, interest rate @ 4.40%	100,020	100,020	0.2
100,000	1/08	GE Money Bank CD, maturity 4/23/08, interest rate @ 4.30%	100,000	100,000	0.2
100,000	1/08	Lydian Private Bank CD, maturity 4/23/08, interest rate @ 4.30%	100,015	100,015	0.2

100,000	1/08	Great Southern Bank CD, maturity 4/25/08, interest rate @ 4.30%	100,016	100,016	0.2
100,000	8/07	Capmark Bank CD, maturity 5/22/08, interest rate @ 5.15%	100,138	100,138	0.2
100,000	8/07	Firstcity Bank CD, maturity 5/22/08, interest rate @ 5.1%	100,132	100,132	0.2
100,000	8/07	Provident Bank CD, maturity 5/27/08, interest rate @ 5.1%	100,145	100,145	0.2
100,000	2/08	Colonial Bank CD, maturity 8/27/08, interest rate @ 3.35%	99,735	99,735	0.2
100,000	2/08	Capital One Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,734	99,734	0.2
100,000	2/08	Sunfirst Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,742	99,742	0.2
100,000	2/08	Coastal Community CD, maturity 8/29/08, interest rate @ 3.35%	99,732	99,732	0.2
100,000	2/08	First Business Bank CD, maturity 8/29/08, interest rate @ 3.35%	99,732	99,732	0.2
100,000	2/08	Mercantile Bank CD, maturity 8/29/08, interest rate @ 3.40%	99,752	99,752	0.2

		Total Certificates of Deposit	$1,498,932	$1,498,932	3.6%

		Total Investments in U.S. Treasuries and CDs	$1,498,932	$1,498,932	3.6%

		TOTAL INVESTMENTS	$94,927,059	$23,973,161	58.4%

		Cash and other assets, less liabilities		17,110,939	41.6%

		Net assets at March 31, 2008		$41,084,100	100.0%

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

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the Notes to the Consolidated Financial Statements.)

•

As of March 31, 2008, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.
(7)	Investment consists of warrants to purchase 1,500,000 shares of Synthetic Blood International, Inc. common stock.
(8)	During the period ended March 31, 2008, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(9)	Advanced Medical Isotope Corporation and Manakoa Services Company are related through common management.
(10)	Xethanol Corporation and Metamorphix Global are related though common management.
(11)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments

December 31, 2007

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Medical Isotope Corporation (12) Medical isotope processes
95,000	9/06	Preferred Stock	$1,803,417	$1,750,000	4.0%
600,000	5/06	Common Stock	63,000	324,000	0.7
478,562	1/06	Broadcast International, Inc. Telecommunications	579,060	1,682,100	3.9
100,000	4/06	Advanced Refractive Technologies, Inc. Ophthalmic technologies Series D Preferred Stock	1,996,176	560,000	1.3
97,000	3/06	Series C Preferred Stock	2,066,063	543,200	1.2
97,000	12/05	Series B Preferred Stock	1,032,675	282,300	0.6
4,000,000	5/06	Common Stock	76,368	400	<0.1
560,000	1/07	MiMedx, Inc. (privately held) Connective tissue technology	—	840,000	1.9
(7)	4/07	Synthetic Blood International, Inc. Biotechnology products	120,000	233,700	0.5
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.3
60,000	12/05	Metamorphix Global, Inc. (privately held) (13) Design and manufacture of countertops	120,000	90,000	0.2
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	65,100	0.1
264,333	1/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	97,300	47,600	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	41,500	0.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	31,500	0.1
697,860	8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	27,900	0.1
2,560,000	8/04-11/06	TenthGate, Inc. (8) Healthcare related products and services	40,000	24,200	0.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	12,000	<0.1
9,748	4/06-3/07	Xethanol Corporation (13) Bioethanol and derivative products	88,836	5,850	<0.1
825,852	5/06-7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	5,800	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	5,100	<0.1
808,529	12/04	SolarBrook Water and Power Corp. (HydroFlo, Inc.) Treatment and purification of water	125,861	3,900	<0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	3,400	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	2,700	<0.1
2,011,765	5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) Study of blood viscosity	86,100	1,000	<0.1
66,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	800	<0.1

85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	600	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	600	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	400	<0.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	200	<0.1
232,211	5/05	Preservation Sciences, Inc. Green technologies and development	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
2,482,521	2/06-6/06	UBA Technology, Inc. Software development Common Stock	1,691,419	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$31,588,337	$6,705,850	15.4%

		Affiliate Investments (2)

20,550,304	9/04–6/07	Material Technologies, Inc. (9) Metal fatigue detection Common Stock	$4,907,329	$4,521,100	10.4%
47,500	1/07	Series E Convertible Preferred Stock	694,640	648,400	1.5
148,000	11/06–1/07	Cyberlux Corporation (9) LED lighting solutions Series C Preferred Stock	2,181,640	1,781,000	4.1
27,981,484	6/06–1/07	Common Stock	537,920	559,600	1.3
100,000	1/06	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions Series B Preferred Stock	2,100,000	840,000	1.9
9,900,717	4/05–4/06	Common Stock	1,980,142	752,500	1.7
3,620,307	5/06–9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,854,089	868,900	2.0
95,000	1/07	Manakoa Services Corporation (12) Compliance analysis and monitoring Series B Preferred Stock	2,280,000	760,000	1.7
7,799,515	8/04–4/07	Common Stock	2,122,641	58,500	0.1
6,000,000	7/07	Pathway One Plc (5) (9) Sales and development licenses	852,300	719,500	1.6
49,500,000	7/07	MachineTalker, Inc. (9) Intelligent wireless security networks	993,000	668,300	1.5

1,426,754	9/07	USTelematics, Inc. (14) Broadband telecommunication for moving vehicles	—	510,100	1.2
412,000	9/07	NeoStem, Inc. (9) Stem cell banking services	761,440	441,700	1.0
2,040,000	4/06–7/06	CytoDyn, Inc. Development stage biotechnology company Common Stock	3,640,772	118,300	0.3
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.6
6,909,390	9/05–6/07	American Soil Technologies, Inc. (9) Fertilizer innovation	1,622,606	314,400	0.7
4,426,136	7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.) Multi-media entertainment	752,443	199,200	0.5
164,495,817	8/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,026,031	172,700	0.4
7,145,000	5/06–8/06	NetFabric Holdings, Inc. Information technology services	607,034	142,900	0.3
461,222,608	5/05-9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	89,900	0.2
5,462	8/05-8/06	Industrial Biotechnology Corporation (10) Manufactures and markets flavors and fragrances	6,351,998	2,000	<0.1
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (14) Software products	1,708,000	—	0.0
5,346	7/06–9/06	Liberty Diversified Holdings, Inc. Printing and packaging Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$43,779,616	$14,429,000	33.0%

		Control Investments (3)

1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,472,000	7.9%
16,119,672	9/05–9/07	World Energy Solutions, Inc. (11) Energy saving technologies Common Stock	4,628,449	2,031,100	4.7
(6)	1/06-9/07	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,965,261	1,965,261	4.5
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	300,200	0.7

		Total Investments in Control Investments	$17,231,458	$7,768,561	17.8%

		U.S. Treasuries and Certificates of Deposit (4)

		U.S. Treasuries:

500,000	11/07	United States Treasury Bill, maturity 2/07/08, interest rate @ 3.06%	$498,550	$498,550	1.1%

		Total U.S. Treasuries	$498,550	$498,550	1.1%

		Certificates of Deposit:

100,000	8/07	State Bank India CD, maturity 2/22/08, interest rate @ 5.15%	$99,983	$99,983	0.2%
100,000	8/07	Indymac Bank FSB CD, maturity 2/25/08, interest rate @ 5.2%	100,004	100,004	0.2

100,000	8/07	First Nat’l Bank Arizona CD, maturity 2/27/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Charter Bank West CD, maturity 2/29/08, interest rate @ 5.1%	99,975	99,975	0.2
100,000	8/07	Discover Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Lehman Coml Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Sterling Savings Bank CD, maturity 3/24/08, interest rate @ 5.1%	99,966	99,966	0.2
100,000	8/07	Capmark Bank CD, maturity 5/22/08, interest rate @ 5.15%	99,986	99,986	0.2
100,000	8/07	Firstcity Bank CD, maturity 5/22/08, interest rate @ 5.1%	99,967	99,967	0.2
100,000	8/07	Provident Bank CD, maturity 5/27/08, interest rate @ 5.1%	99,969	99,969	0.2

		Total Certificates of Deposit	$999,796	$999,796	2.3%

		Total Investments in U.S. Treasuries and CDs	$1,498,346	$1,498,346	3.4%

		TOTAL INVESTMENTS	$94,097,757	$30,401,757	69.6%

		Cash and other assets, less liabilities		13,272,791	30.4%

		Net assets at December 31, 2007		$43,674,548	100.0%

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

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 3 to the Notes to the Consolidated Financial Statements.)

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

Three months ended March 31, 2008 and 2007

(Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of March 31, 2008 and 2007 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.

The Company

The Company provides innovation services. The Company’s services enable companies to acquire externally developed technologies from universities and research laboratories worldwide to augment their internal research and development efforts. In addition, UTEK provides services to help companies develop innovation strategies and create value from their intellectual property. One component of a comprehensive innovation program is technology transfer which refers to the process by which new technologies, developed in universities, government research facilities, or similar research settings, are licensed to companies for potential commercial development and use. The Company’s goal is to provide its clients an opportunity to acquire and commercialize innovative technologies primarily developed by universities, medical centers, federal research laboratories and select corporations.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company’s strategic objective is to increase net assets by providing innovation services and by effectuating technology transfer transactions with companies pursuant to which we receive securities or cash as compensation for the sale of technology rights.

Innovation and Strategic Consulting

The Company provides strategic innovation consulting services to larger clients to help them become more efficient innovators. The process involves our clients working with a handful of seasoned and experienced professionals capable of unlocking an organization’s capacity for strategy and innovation.

Technology Acquisition Alliance

The Company’s technology acquisition alliance agreements are designed to help our customers enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers, corporations and federal research laboratories. The Company may receive cash or unregistered shares of common stock from companies as payment for the services we provide. Technology transfers are completed according to the terms set forth in these agreements with our client companies.

Technology Transfers

To effectuate a technology transfer, we will typically create a newly formed company to acquire a new technology from a university, medical center, corporation or federal research laboratory and then sell this newly formed company to our client for securities or cash. It is our plan that the shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. A benefit of effectuating technology transfers through our innovation process is that such transactions do not result in a current taxable event for us for income tax purposes. We have not acquired, and do not currently intend to acquire a new technology from a university, medical center and federal research laboratory in connection with our innovation process without the prior agreement of our client to subsequently acquire such new technology from us.

Patent Analytic Services

UTEK Intellectual Capital Consulting, a division of the Company, uses a team of on-call scientists and industry experts to provide technical and business knowledge to help our clients identify, assess, protect and leverage their intellectual property assets (“IP”). This division helps clients identify the strengths and weaknesses of corporate IP and competitors’ IP. This division also identifies gaps in competitors’ IP portfolios that reveal opportunities to pursue for our clients.

Online Exchanges and Databases

UTEK Information Services is a division that operates a group of subscription-based websites. Pharma Transfer provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development, from early-stage discovery, through pre-clinical and clinical trials, to registered products that are all available for co-development or licensing. TechEx is an online searchable database for life science discoveries. Knowledge Express is a searchable database of valuable information for licensing professionals, which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates. Pharmalicensing is a biopharmaceutical innovation resource designed for professionals involved with partnering, licensing and business development worldwide. Pharmalicensing affords clients the ability to in-license and out-license intellectual property and also provides partnering services, business development reports, industry news and a jobs source for candidates and employers. TekScout enables companies to outsource unfinished research and development (“R&D”) projects to scientists from around the world. TekScout provides a platform for companies to supplement internal R&D and resources to accelerate product development.

Principles of Consolidation

UTEK Corporation commenced operations in 1997, originally incorporated under the laws of the State of Florida and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe) and UTEKip, Ltd. (Israel). All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio companies are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 balances to conform to the 2008 financial statement presentation.

Goodwill Impairment

As a result of the Company’s annual impairment analysis, the Company determined that there was an impairment of the goodwill related to the Pharma Transfer acquisition in the first quarter of 2007. The Company recorded a partial impairment of the goodwill for the United States segment in 2007. This resulted in a write-down of approximately $33,000, $21,000 after tax, which is an operating expense in the consolidated statements of operations for the three months ended March 31, 2007. There were no impairments to goodwill during the three months ended March 31, 2008.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares consist of outstanding stock options.

Components of basic and diluted earnings per share are as follows:

	Three months ended March 31
	2008	2007
Weighted average outstanding shares of common stock	9,161,046	8,938,565
Dilutive effect of stock options	—	—

Common stock and common stock equivalents	9,161,046	8,938,565

Shares excluded from calculation of diluted EPS (1)	640,025	526,889

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. These shares would have been anti-dilutive because there was a net decrease in net assets from operations during the period.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, U.S. Treasuries and certificates of deposit, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of U.S. Treasuries and certificates of deposit is recorded based upon their market value. The fair value of all other investments is determined by the Board of Directors as further discussed in Note 3.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and its U.S. Treasuries and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at March 31, 2008. The Company has not experienced any losses on such accounts.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimate relates to the fair value of the investments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements as it relates to financial assets and liabilities recognized or disclosed on a recurring basis. The effective date of this Statement for non-financial assets and liabilities that are not recognized or disclosed on a recurring basis has been delayed to fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the effective portion of SFAS No. 157 expanded the Company’s disclosures regarding the fair value measurements of its investments.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company’s most significant financial instruments are its investments, which are currently carried at fair value. The Company did not elect the fair value option under SFAS No. 159 for any other of its financial assets or liabilities.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not impact the Company’s consolidated financial statements.

2. Stock-Based Compensation

The Company had two stock-based equity compensation plans at March 31, 2008. See Note 8 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. During the three months ended March 31, 2008 and 2007, respectively, we granted 27,000 and 134,000 options to purchase shares of common stock. At March 31, 2008, the Company had 441,203 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the three months ended March 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company recorded approximately $172,000 and $104,000 for the three months ended March 31, 2008 and 2007, respectively, in compensation expense related to stock-based payments pursuant to SFAS 123(R). Stock-based compensation expense is included in salaries and wages in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of stock-based compensation expense for the three months ended March 31, 2008 and 2007 were determined as follows:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

•

Expected life of options — 2008: based on the Company’s historical life of options exercised; 2007: calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2008 and 2007.

	2008	2007
Expected dividend yield	0%	0.248%
Expected volatility	37.81%	37.46%
Risk-free interest rate	1.180%	4.46%
Expected life of options	4.00 years	3.75 years
Grant date fair value	$3.38	$4.54

Net cash proceeds from the exercise of stock options were approximately $112,800 and $248,500 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, there was approximately $1,695,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted average period of 2.8 years.

The following table represents stock option activity as of and for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2008	652,025	$14.08	3.25 years	$451,000

Granted	27,000	10.85
Exercised	(20,000)	5.64		$87,000
Forfeited/expired/cancelled	(19,000)	18.48

Options Outstanding – March 31, 2008	640,025	$14.08	3.16 years	$138,000

Outstanding Exercisable – March 31, 2008	279,739	$13.78	2.06 years	$138,000

The total grant date fair value of options vested during the three months ended March 31, 2008 and 2007 was $178,000 and $24,000, respectively.

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

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at March 31, 2008 and December 31, 2007 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock received by portfolio companies in exchange for both strategic alliance services and technology transfer transactions are recorded at fair value on the day that the transactions are executed. The fair value of such shares is recorded as revenue in our statements of operations and as the cost of such shares in our statements of assets and liabilities. The certificates are received subsequent to the transaction date.

The Company’s investments are measured at fair value on a recurring basis throughout the year. The following table provides certain quantitative disclosures about the fair value measurements for these investments during the current period as required under SFAS No. 157.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$23,973,161	$10,855,242	$13,117,919	$—

Technology acquisition alliances:

During the three months ended March 31, 2008, the Company entered into 14 technology acquisition alliance agreements. The income recognized from all technology acquisition alliance agreements for the three months ended March 31, 2008 was approximately $260,200. At March 31, 2008, the Company had 65 active technology acquisition alliance clients.

During the three months ended March 31, 2007, the Company entered into 22 technology acquisition alliance agreements. The income recognized from all technology acquisition alliance agreements for the three months ended March 31, 2007 was approximately $400,000. At March 31, 2007, the Company had 42 active strategic alliance clients.

Technology Transfers:

All of our technology transfers are generally completed as set forth in our technology acquisition alliance service agreements with our clients. During the three months ended March 31, 2008, the Company completed the following four technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*	Price per Share (1)
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	60,000,000	$0.015
February 25	Artilium Plc		$125,000 cash (2)
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	150,000,000	0.006
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	92,000 preferred (3)	8.640

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Represents a technology transfer assistance fee we received for assisting Artilium Plc with an acquisition.
(3)	Preferred F shares convertible into common shares based on a value of $1,324,800.

During the three months ended March 31, 2007, the Company completed the following eight technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*	Price per Share (1)
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	95,000 preferred (2)	$24.00
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	50,000 preferred (3) 26,500,000 common	11.53 0.02
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	100,000 preferred (4)	8.45
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	47,500 preferred (5)	14.62
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	63,981 preferred (6)	6.00
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	$200,000 cash	—
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	10,901,250	0.04
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	34,875,000	0.02

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred A shares convertible into common shares based on a value of $3.8 million.
(3)	Preferred C shares convertible into common shares based on a value of $768,500.
(4)	Preferred A shares convertible into common shares based on a value of $1.3 million.
(5)	Preferred E shares convertible into common shares based on a value of $926,250.
(6)	Preferred D shares convertible into common shares based on a value of $638,000.

4. Acquisition

On December 20, 2007, the Company entered into a Stock Purchase Agreement with Partnering Intelligence Limited and Bridgehead International Limited to acquire Pharmalicensing Limited (“Pharmalicensing”). The transaction closed and became effective on January 3, 2008, at which time the Company issued 153,967 shares of unregistered UTEK common stock, valued at $2,150,000, to Partnering Intelligence in consideration for all of the shares of Pharmalicensing owned by Partnering Intelligence. The value of the shares was based on the average ten-day closing price prior to execution of the stock purchase agreement. The shares acquired represent 100% of the issued and outstanding shares of Pharmalicensing. The Company acquired the shares of Pharmalicensing through its subsidiary UTEK Europe, Ltd. Transfer of the 153,967 shares of UTEK common stock is restricted for twelve months following the completion of the transaction.

The Company’s purchase price allocation in accordance with SFAS 141, Business Combinations, includes the addition of certain intangible assets valued at $858,386 and goodwill valued at $1,526,643. The intangible assets will be amortized over a weighted-average amortization period of 7.3 years. The estimated aggregate amortization expense for these intangible assets approximately $132,000 for each year from 2008 through 2012 and $197,000 in total thereafter.

Pharmalicensing Limited was organized under the laws of England and Wales and is based in York, England. Pharmalicensing is engaged in an innovation service for partnering, licensing and business development within the biopharmaceutical and life science industry. The Company acquired Pharmalicensing in an effort to expand the innovation services available to its clients.

Pharmalicensing’s results of operations are included in the Company’s consolidated statements of operations from inception (January 3, 2008) though the end of the period. With the exception of the information provided within this footnote, certain information and details regarding the acquisition have not been included for disclosure because Pharmalicensing’s assets and operations are immaterial to the Company’s consolidated financial statements.

5. Commitments and Contingencies

Employment Agreements:

On March 10, 2008, UTEK Corporation entered into a one year employment agreement, effective January 1, 2008, with its Chief Executive Officer, Clifford M. Gross, Ph.D. Under the terms of the employment agreement, Dr. Gross will receive a base salary of $550,000 per year and for each annual period thereafter. In addition to his base salary, Dr. Gross will be entitled to:

•	A reasonable automobile allowance to cover the cost of leasing, insuring and maintaining a vehicle for the duration of the employment agreement and

•	Participate in UTEK’s executive officer health insurance program. UTEK will pay all of the premiums related to Dr. Gross’ participation in such program.

The employment agreement provides that if (i) Dr. Gross is terminated or requested or forced to resign during the term of the employment agreement, (ii) the employment agreement is not renewed at the end of its term by either party or (iii) UTEK terminates Dr. Gross’s employment for cause or in any way that is a breach of the employment agreement, then Dr. Gross shall receive a severance payment equal to the number of years Dr. Gross has worked for us times $100,000 per year, “grossed-up” to cover any tax liability on such severance payment. In addition, all stock options held by Dr. Gross accelerate and become immediately vested, and we will be obligated to file a registration statement with the SEC to register any of our unregistered securities held by Dr. Gross.

The employment agreement also provides that in the event of a “change of control,” Dr. Gross will be entitled to receive a one-time bonus equal to twice his annual salary, “grossed-up” to cover any tax liability on such bonus. In addition, all stock options held by Dr. Gross accelerate and become immediately vested upon a change of control, and we will be obligated to file a registration statement with the SEC to register any of our unregistered securities held by Dr. Gross. A “change of control” occurs, as defined in the employment agreement, when: (i) a person or group becomes the beneficial owner of more than 30% of our outstanding securities; (ii) at any time that the board nominated slate of directors is not elected; (iii) we consummate a merger in which we are not the surviving entity; or (iv) substantially all of our assets are sold or our stockholders approve our dissolution or liquidation.

The employment agreement obligates us to nominate Dr. Gross to serve as a member of our Board of Directors during the term of the employment agreement.

In consideration of the benefits provided under the employment agreement, Dr. Gross has agreed to protect UTEK’s confidential or secret information and, during the period of employment and one year thereafter, to not compete with UTEK.

The Company entered into an employment agreement with our Chief Operating Officer and Chief Compliance Officer, Douglas Schaedler, effective March 20, 2007. The term of the agreement was for one year and provides for an annual salary of $225,000, a bi-annual discretionary bonus, 100,000 stock options and a severance package equal to 90 days of his annual salary. This agreement automatically renewed at the same terms for a one-year period during the first quarter of 2008.

Other:

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

6. Segment Reporting

The Company’s principal area of activity is providing technology transfer services and supporting innovation services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation.

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Total assets March 31, 2008	$3,319,334	$22,753	$39,792,523	$43,134,610
Total assets December 31, 2007	681,140	39,317	44,500,620	45,221,077

	For the Three Months Ended March 31, 2008
	United Kingdom	Israel	United States	Total
Income from operations	$244,486	$12,303	$3,408,777	$3,665,566
Income (loss) before income taxes	$(35,248)	$(116,485)	$(354,016)	(505,749)
Depreciation and amortization	36,185	668	48,687	85,540

	For the Three Months Ended March 31, 2007
	United Kingdom	Israel	United States	Total
Income from operations	$89,648	$40,169	$7,817,954	$7,947,771
Income (loss) before income taxes (1)	(52,671)	(40,461)	3,949,518	3,856,386
Depreciation and amortization	406	1,585	53,151	55,142

(1)	During the three months ended March 31, 2007, the United States segment recorded goodwill impairment for Pharma Transfer of $33,030, which is included in that segment’s loss for the period.

7. Related Party Transactions

During the three months ended March 31, 2008 and 2007, we loaned funds for operations and real estate improvements of approximately $2,000 and $543,000, respectively, to certain subsidiaries of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. A portion of the loan was repaid in the first quarter of 2008. In addition, we paid rent of approximately $69,000 and $56,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the three months ended March 31, 2008 and 2007, respectively.

8. Subsequent Events

Effective April 17, 2008, the Company closed on its Stock Purchase Agreement with Strategos, Inc. (“Strategos”). Strategos was acquired for 1,248,960 shares of UTEK Corporation unregistered common stock valued at $15 million as of such date. The number of shares is based on the average ten-day closing price prior to execution of the stock purchase agreement. Under the terms of the agreement, Strategos shareholders received one third, or 416,320, of the UTEK shares worth $5 million at closing. Transfer of the 416,320 UTEK unregistered shares is restricted for at least 12 months following the close of the transaction. The remaining UTEK shares are held in escrow, to be released in two installments, 12 and 24 months after closing. Delivery of the escrowed shares to Strategos is dependent on the achievement of specific revenue targets for 2008 and 2009. If such targets are not met, a portion of the escrowed shares will be returned to UTEK. The cost of these contingent shares will be accounted for separately from the purchase price when and if the shares are earned.

Strategos, Inc. was organized under the laws of California and is based in Chicago, Illinois. Strategos is engaged in providing long-term business and strategic consulting services focused on innovation to create growth, build capability and new business models for its clients and related goods and services, including software and training.

The Company disclosed herein all information regarding this acquisition that was practicable as of the date of this filing given the time constraints.

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

Our total assets were $43.1 million and our net assets were $41.1 million at March 31, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $4.47 at March 31, 2008 and $4.85 at December 31, 2007. At March 31, 2008, we had no long-term debt outstanding and $4.0 million in cash and cash equivalents.

Income from operations for the three months ended March 31, 2008 totaled approximately $3.7 million, as compared to $7.9 million for the three months ended March 31, 2007. Net income (loss) from operations for the three months ended March 31, 2008 totaled approximately ($378,000) as compared to $2.2 million for the same period of 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately $126,100 for the three months ended March 31, 2008 as compared to net realized losses of $1.1 million for the same period of 2007. In this regard, we received gross proceeds of $1.5 million for the three months ended March 31, 2008 and $654,000 for the same period of 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was $4.6 million for the three months ended March 31, 2008 as compared to $1.5 million for the same period of 2007.

Recently, we have taken steps to improve the efficiency of our technology transfer business model and refocused it on innovation services. Some of the improvements we have made include:

•	Expanded our technology search and scientific review team for technology due diligence;

•	Hired an experienced head of business development formerly employed by IBM to oversee our sales efforts;

•	Hired an experienced professional in technology licensing who was formerly president of Lucent’s technology licensing business;

•	Hired an experienced manager to run our on-line innovation technology sourcing service;

•	Engaged Professor Henry Chesbrough, the world’s thought leader on Open Innovation as a strategic advisor to the Company;

•	Improved our technology search capabilities through our expanded proprietary technology database and internally developed search engine;

•	Acquired Pharmalicensing.com, one of the world’s leading innovation exchanges in the life sciences;

•	Acquired Strategos, Inc. a strategic innovation consulting firm; and

•	Developed and launched TekScout, a crowd sourcing exchange focused on helping our clients’ source solutions to product development challenges from scientists and engineers around the world.

As a result of these efforts, we have experienced an increase in the number of active engagements and the average market capitalization of our clients, as well as the number of on-line clients and consulting clients. Our business objective is to provide a comprehensive range of innovation services to enable our clients to grow their businesses while reducing their R&D expenditures. Transactions with larger clients will normally require additional time to close. This resulted in a decrease in the number of executed technology transfers as well as a decrease in gross revenues during the first quarter of 2008 as compared to the first quarter of 2007.

UTEK is refining its corporate strategy for 2008 to expand our business. Changes in our strategy include the following:

•	Seeking to be the first full-service provider of innovation services;

•	Increasing our pricing for technology acquisition alliances;

•	Diversify our technology transfer business to include cash transactions;

•	Identifying and, when appropriate, acquiring companies that complement our innovation services;

•	Launch of the TekScout™ Innovation Network; and

Technology Transfers and Technology Acquisition Alliances

In the first quarter of 2008, we increased the number and diversity of active technology acquisition alliance clients, but due to the longer time required to closed technology transfers with our expanding client base of larger client companies, the number of completed technology transfers decreased:

•	As of March 31, 2008, we had 65 active technology acquisition alliance agreements as compared to 42 active technology acquisition alliances at March 31, 2007; and

•

During the three months ended March 31, 2008, we completed four technology transfers valued at approximately $2.7 million as compared to eight technology transfers valued at approximately $6.7 million in the same period of 2007.

Portfolio Activity

The following is a list of significant changes in our portfolio during the three months ended March 31, 2008:

•

The sale of some or all of our shares in Broadcast International, Inc., Material Technologies, Inc., Cyberlux Corporation, Avalon Oil and Gas, Inc. and various other portfolio companies for approximately $1.5 million, which resulted in realized losses of $126,000 (net of income tax effect);

•	The completion of 3 technology transfers for stock valued at approximately $2.6 million; and

•	Net unrealized depreciation of $4.6 million (net of income tax effect) in the fair value of our investments.

Our most significant portfolio investments at March 31, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc. and Cyberlux Corporation. These four investments total $8.8 million in fair value and represent 37% of our investments and 21% of net assets at March 31, 2008.

Our capital investments made in our newly formed companies during the three months ended March 31, 2008 totaled $1.2 million. Of the total capital invested in our newly formed companies during the three months ended March 31, 2008, $184,000 was expended on license and consulting fees and $1.0 million was to assist our clients in commercializing their new technology. All of these items are reflected in the accompanying consolidated statement of operations as acquisition of technology rights.

The net unrealized depreciation for the three months ended March 31, 2008 was primarily due to a reduction in value of the following four investments in our portfolio: Material Technologies, Inc., Broadcast International, Inc., RIM Semiconductor Company and World Energy Solutions, Inc.; partially offset by the appreciation of Synthetic Blood International, Inc. and Industrial Biotechnology Corporation.

While these unrealized losses were significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of approximately 60 holdings. Many of these positions are in small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors.

Results of Operations

Income from Operations (Revenue)

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2008	2007
Sale of Technology Rights	$2,712	$6,701	(60)%
Consulting and Other Services	869	1,047	(17)%
Investment Income, net	85	200	(58)%

Income from Operations	$3,666	$7,948	(54)%

Sale of Technology Rights

Sale of technology rights revenue decreased as a result of our having completed four technology transfers during the three months ended March 31, 2008 as compared to eight during the three months ended March 31, 2007. Overall equity market conditions have generally forced micro-capitalization stock prices down, making it more difficult for some of our clients to issue stock with sufficient value in exchange for these technologies. To mitigate risk, the Company is pursuing technology transfers on a more selective basis.

Consulting and Other Services

The decrease in consulting fees and other services resulted primarily from a change in the Company’s pricing strategy on its technology acquisition alliance agreements, which was implemented in the first quarter of 2007, and a decrease in the consulting income from the Company’s subsidiaries. The change in the pricing structure of our technology acquisition alliances did not have its full effect on our operating results until the first quarter of 2008, when it resulted in a reduction of the related revenue from $530,000 for the first quarter of 2007 to $260,000 for the first quarter of 2008. Other consulting income for the three months ended March 31, 2008 included income of $528,000 from our UTEK Information Services division, as compared to $319,000 for the three months ended March 31, 2007. With the addition of the Pharmalicensing Ltd. revenue, this division was able to increase its sales by 66% over the previous year’s revenue. UTEK Intellectual Capital Consulting, a division of the Company, comprised the balance of consulting fee and other services income for 2008 and 2007. We expect the consulting income to increase significantly for the remainder of 2008 as a result of recent acquisitions.

Investment Income, net

Investment income decreased in 2008 compared to 2007 due to lower cash and cash equivalent balances and lower interest rates. Interest income is expected to continue to decline as a result of these factors.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses:

Acquisition of Technology Rights

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
Acquisition of technology rights	$1,184	$1,303	(9)%
As a percent of sale of technology rights	44%	19%	25 ppt

*	The abbreviation “ppt” denotes percentage points.

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The acquisition of technology rights costs as a percentage of sale of technology rights revenue increased by 25 percentage points for the first quarter of 2008 versus the first quarter of 2007. Overall equity market conditions have had a significant impact on our revenue to cost ratio. Stock prices for our micro-capitalization clients have decreased, making it more difficult for some of our clients to issue stock with sufficient value in exchange for technologies. Consequently, the costs we have incurred on technology transfers have been a higher percentage of the related revenue earned.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. In an effort to curb costs associated with technology transfers, as a result of market conditions and cash constraints, our plan is to focus for the remainder of 2008 on technology transfers for cash remuneration and equity transfers which do not require significant amounts of upfront cash costs.

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three months ended March 31, 2008:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	$440,000
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	383,500
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	360,500

		Total for three months ended March 31, 2008	$1,184,000

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three months ended March 31, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	$400,000
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000

		Total for three months ended March 31, 2007	$1,303,279

Salaries and Wages

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
Salaries and wages	$1,206	$969	24%
As a percent of revenue	33%	12%	21 ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and stock-based compensation.

Salaries and wages increased $237,000 during the three months ended March 31, 2008 primarily due to the addition of Pharmalicensing employees to the payroll as a result of the completion of the acquisition, increased management salaries, and an increase in stock-based compensation expense resulting from additional option grants.

We expect salaries and wages to increase significantly during the remainder of 2008 as a result of acquisitions, an increase in officer salaries, and the creation of three new management positions to strengthen the senior management team and enhance the potential for Company development.

Professional Fees

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
Professional fees	$308	$322	(4)%
As a percent of revenue	8%	4%	4 ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The decrease in professional fees for the three months ended March 31, 2008 relates to a decrease in accounting fees related to the year-end audit, partially offset by modest increases in valuation expenses and legal fees.

Sales and Marketing

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
Sales and marketing	$648	$632	3%
As a percent of revenue	18%	8%	10 ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Sales and marketing increased modestly as a result of the addition of two department heads in our business development and technology licensing sales divisions. This increase was offset by a decrease in commissions earned due to the decrease in revenue for the quarter.

It is our intention to continue to grow our sales force by increasing the number of sales personnel in 2008.

General and Administrative

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
General and administrative	$825	$832	(1)%
As a percent of revenue	23%	10%	13 ppt

No significant changes occurred in general and administrative expenses for the quarter.

We expect to have an increase in general and administrative expenses for the year ended December 31, 2008 as a result of planned growth for the Company, including acquisitions.

Goodwill Impairment

Management conducts an annual impairment analysis at the end of each year. In connection with the 2006 impairment analysis, we determined there was an impairment of the goodwill related to the Pharma Transfer, Ltd. acquisition due to a decrease in the annual revenue. We subsequently recorded a partial impairment of the goodwill in the first quarter of 2007. These write-downs resulted in an impairment charge of approximately $33,030 for the United States segment during 2007. There were no impairment charges during the first quarter of 2008.

Net Realized Gains (Losses) on Investments

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
Realized gains (losses)	$(126)	$(1,098)	(89)%

Net realized losses on investments, net of income tax effect, amounted to $126,102 for the three months ended March 31, 2008 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
American Soil Technologies, Inc.	60,000	$(5,697)
Material Technologies, Inc.	369,000	72,635
Broadcast International, Inc.	441,862	427,788
Industrial Biotechnology Corporation	500	(362,377)
Cyberlux Corporation	1,331,000	2,640
SolarBrook Water and Power Corp.	808,529	(75,956)
TenthGate, Inc.	10,000	15
5G Wireless Communications, Inc.	122,449	(49,160)
Modern Technology Corporation	37,500	(51,193)
EcoSystem Corporation	49,944	1,626
Avalon Oil and Gas, Inc.	89,700	(86,423)

Total		$(126,102)

Net realized losses on investments, net of income tax effect, amounted to $1,097,632 for the three months ended March 31, 2007 and were related to sales as follows:

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

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
Unrealized appreciation/ (depreciation)	$(4,551)	$(1,542)	195%

Overall equity market conditions and a decrease in the economy have resulted in significant decreases in market prices for some of our portfolio companies. This has resulted in significant unrealized depreciation on many of our investments during the current period.

Net change in unrealized depreciation on investments, net of income tax effect, amounted to $4,550,776 for the three months ended March 31, 2008 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Avalon Oil & Gas, Inc.	$(288,332)
Broadcast International, Inc.	(659,155)
Emission & Power Solutions, Inc.	(248,357)
Industrial Biotechnology Corporation	363,474
MachineTalker, Inc.	347,276
Manakoa Services Corporation	(254,033)
Material Technologies, Inc.	(2,530,371)
Pathway One Plc	(319,647)
RIM Semiconductor Company	(436,902)
Synthetic Blood International, Inc.	521,600
World Energy Solutions	(361,933)
All other investments	(684,396)

$(4,550,776)

Net change in unrealized depreciation on investments, net of income tax effect, amounted to $1,542,328 for the three months ended March 31, 2007 and was related to our investments as follows:

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

$(1,542,328)

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $4.0 million. We also had investments in U.S. Treasuries and certificates of deposit (CDs) of $1.5 million. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three-month to one-year maturities. These investments do not qualify as cash equivalents.

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of technology acquisition alliance and other consulting services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary source of liquidity and capital for the three months ended March 31, 2008 was $824,000 in connection with the provision of technology acquisition alliance and other consulting services, $1.5 million in proceeds generated from the sale of shares of our portfolio companies and $113,000 in proceeds from the exercise of stock options.

Our income from operations consists primarily of the sale of technology rights and consulting income from technology acquisition alliances in exchange for equity securities rather than cash. In the three months ended March 31, 2008, 72% of our income from operations was paid in the form of equity securities. Of the $3.7 million in income from operations in the first quarter of 2008, $1.0 million was received in the form of cash. During the three months ended March 31, 2008, we used approximately $1.0 million to fund our technology transfer transactions and approximately $2.9 million for operating expenses. Looking forward to the rest of 2008, we expect our cash outflow for technology transfer transactions will be scaled to available cash and that our operating expenses should be comparable overall to those incurred in 2007 and the first quarter of 2008.

Subsequent to March 31, 2008, the Company received repayment of its entire loan receivable held with certain subsidiaries of UTEK Real Estate Holdings, Inc. This loan receivable is included in the Company’s investment portfolio at March 31, 2008. This repayment results in additional cash inflows of $2 million during the second quarter of 2008.

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (5.25% as of March 31, 2008). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc.

We currently intend to fund our capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances, our investments in U.S. treasuries and certificates of deposit and borrowings, repayment of loans receivable, as well as with cash generated by operations and the sales of our investments. We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for at least the next twelve months. However, our capital requirements will depend on many factors, the most important factor is our sales of technology rights. In addition, the sale of our investments is dependent on market price, which is unpredictable. We may need to scale the number of sales of technology rights to available cash resources in the near term. In addition, we may seek to raise additional funds through public or private debt or equity financing for long-term liquidity. Additional funds may not be available on favorable terms to us, if at all.

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

The fair value of our investments at March 31, 2008 and March 31, 2007 was determined by our Board of Directors. At March 31, 2008 and March 31, 2007, we received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire portfolio of investments for which market quotations were not available.

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

Stock-Based Compensation

We account for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the three months ended March 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted is based upon our historical term of options exercised. Historical data was used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the historical dividend yield.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2007.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of March 31, 2008, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Shares of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q:

31.1	–	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	–	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	–	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	–	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: May 6th, 2008	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: May 6th , 2008	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer