Form 10-Q
period 2008-06-30
UTEK CORP
filed 2008-08-08
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-00203

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 6, 2008, there were 10,182,131 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Investments:
Non-affiliate investments (cost: 2008 - $37,830,621; 2007 - $31,588,337)	$8,781,200	$6,705,850
Affiliate investments (cost: 2008 - $31,367,964; 2007 - $43,779,616)	3,255,400	14,429,000
Controlled investments (cost: 2008 - $18,021,197; 2007 - $17,231,458)	5,036,000	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008 - $4,032,432; 2007 - $1,498,346)	4,032,432	1,498,346

Total investments	21,105,032	30,401,757
Cash and cash equivalents	3,509,467	5,254,576
Accounts receivable, net of allowance for bad debt (2008 - $137,000; 2007 - $36,000)	3,102,591	358,338
Prepaid expenses and other assets	531,785	378,248
Fixed assets, net	503,465	476,578
Goodwill	6,760,389	2,821,064
Intangible assets, net	7,177,923	123,812
Deferred tax asset	7,891,524	5,406,704

TOTAL ASSETS	50,582,176	45,221,077

LIABILITIES
Accrued expenses	3,299,733	790,693
Deferred revenue	1,341,261	755,836
Contingent liability	306,418	—

TOTAL LIABILITIES	4,947,412	1,546,529

NET ASSETS	$45,634,764	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 10,445,218 and 9,011,276 shares issued; 9,836,274 and 9,011,276 shares outstanding at June 30, 2008 and December 31, 2007, respectively	$98,364	$90,114
Additional paid-in capital	63,525,219	53,148,643
Accumulated income:
Accumulated net operating income	32,578,819	33,498,108
Net realized loss on investments, net of income taxes	(6,989,472)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(43,750,800)	(39,703,173)
Foreign currency translation adjustment	172,634	153,454

Net assets	$45,634,764	$43,674,548

Net asset value per share	$4.64	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Income from operations:
Sale of technology rights	$1,222,300	$5,213,410	$3,934,680	$11,914,750
Consulting and other services	3,672,310	1,022,048	4,541,049	2,068,765
Investment income, net	35,008	152,991	119,455	352,705

	4,929,618	6,388,449	8,595,184	14,336,220

Expenses:
Acquisition of technology rights	296,000	1,030,000	1,480,000	2,333,279
Salaries and wages	1,159,144	804,966	2,365,038	1,774,307
Professional fees	250,067	292,161	558,262	614,108
Sales and marketing	2,818,815	458,299	3,466,847	1,090,278
General and administrative	1,164,159	607,744	1,989,353	1,439,553
Goodwill impairment	—	—	—	33,030

	5,688,185	3,193,170	9,859,500	7,284,555

(Loss) income before income taxes	(758,567)	3,195,279	(1,264,316)	7,051,665
Provision for income tax (benefit) expense	(217,677)	1,259,448	(345,028)	2,882,443

Net (loss) income from operations	(540,890)	1,935,831	(919,288)	4,169,222

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of ($2,021,635) and ($2,097,720) for the three and six months ended June 30, 2008, respectively, and ($24,524) and ($686,764) for the three and six months ended June 30, 2007, respectively	(3,350,772)	(40,648)	(3,476,874)	(1,138,280)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of $303,567 and ($2,442,074) for the three and six months ended June 30, 2008, respectively, and ($3,306,225) and ($4,236,765) for the three and six months ended June 30, 2007, respectively	503,149	(5,479,917)	(4,047,627)	(7,022,245)

Net decrease in net assets from operations	$(3,388,513)	$(3,584,734)	$(8,443,789)	$(3,991,303)

Net decrease in net assets from operations per share:
Basic	$(0.35)	$(0.40)	$(0.90)	$(0.45)
Diluted	$(0.35)	$(0.40)	$(0.90)	$(0.45)
Weighted average shares:
Basic	9,608,668	8,997,538	9,385,813	8,968,152
Diluted	9,608,668	8,997,538	9,385,813	8,968,152

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2008	2007
Operating Activities:
Net decrease in net assets from operations	$(8,443,789)	$(3,991,303)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	6,489,701	11,259,011
Depreciation and amortization	270,894	109,468
Goodwill impairment	—	33,030
Loss on sale of investments	5,574,594	1,825,044
Loss on disposal of fixed assets	13,363	14,360
Bad debt expense	17,742	110,011
Stock-based compensation	358,439	275,598
Deferred income taxes	(4,884,820)	(2,041,086)
Investment securities received in connection with the sale of technology rights	(3,809,680)	(11,714,750)
Consulting and other services rendered in exchange for investment securities	(45,269)	(757,269)
Changes in operating assets and liabilities:
Accounts receivable	(263,142)	41,940
Prepaid expenses and other assets	(98,003)	53,998
Deferred revenue	(270,778)	(124,769)
Accrued expenses	1,350,971	25,113

Net cash flows from operating activities	(3,739,777)	(4,881,604)

Investing Activities:
Net proceeds from sale (purchases) of short-term investments	(2,534,086)	2,494,479
Proceeds received on sale of equity investments	1,698,435	821,276
Net repayment from (investment in) UTEK Real Estate Holdings, Inc.	1,965,261	(702,560)
Cash received in connection with Strategos acquisition	678,980	—
Purchases of fixed assets	(22,896)	(32,394)

Net cash flows from investing activities	1,785,694	2,580,801

Financing Activities:
Distributions to stockholders	—	(179,032)
Proceeds from exercise of stock options	189,794	523,091

Net cash flows from financing activities	189,794	344,059

Foreign currency translation adjustment	19,180	(3,026)

Decrease in cash and cash equivalents	(1,745,109)	(1,959,770)
Cash and cash equivalents at beginning of year	5,254,576	9,685,111

Cash and cash equivalents at end of period	$3,509,467	$7,725,341

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30
	2008	2007
Supplemental Disclosures of Non-Cash Investing Activities

The Company issued 153,967 shares of common stock to purchase Pharmalicensing Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$2,534,197
Fair value of common stock issued	2,150,000

Liabilities assumed	$384,197

The Company issued 502,970 shares of common stock to purchase Strategos. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$9,339,383
Fair value of common stock issued	6,040,669
Less: contingent liability incurred	1,952,340

Liabilities assumed	$1,346,374

The Company issued 137,046 shares of common stock in connection with the Strategos earnout contingency as of June 30, 2008	$1,645,923

Investment securities received for unearned services	$87,500	$280,463

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30
	2008	2007
Changes in net assets from operations:
Net income (loss) from operations	$(919,288)	$4,169,222
Net realized loss on sale of investments, net of related income taxes	(3,476,874)	(1,138,280)
Change in net unrealized depreciation of investments, net of related deferred taxes	(4,047,627)	(7,022,245)

Net decrease in net assets from operations	(8,443,789)	(3,991,303)

Distributions to Stockholders:
From net income from operations (1)	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	189,794	523,091
Stock-based compensation	358,439	275,598
Acquisition of Pharmalicensing Ltd.	2,150,000	—
Acquisition of Strategos	6,040,669	—
Strategos earnout	1,645,923	—

Net increase in net assets from stock transactions	10,384,825	798,689

Foreign currency translation adjustment	19,180	(3,026)

Net increase (decrease) in net assets	1,960,216	(3,195,640)

Net assets at beginning of year	43,674,548	50,981,162

Net assets at end of period	$45,634,764	$47,785,522

(1)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Six Months Ended June 30
	2008	2007
PER SHARE INFORMATION

Net asset value, beginning of period	$4.85	$5.71
Net income (loss) from operations (1)	(0.10)	0.46
Net change in realized losses and unrealized depreciation on investments, (after taxes) (2)	(1.22)	(0.96)
Foreign currency translation adjustment (1)	0.00	(0.00)
Net increase from stock transactions (1)	1.11	0.09
Distributions to stockholders from net income from operations	—	—

Net asset value, end of period	$4.64	$5.30

Per share market value, end of period	$10.00	$14.30

Investment return, based on market price at end of period	(24)%	26%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$45,634,764	$47,785,522

Ratio of expenses to average net assets	22%	15%
Ratio of net income from operations to average net assets	(2)%	8%
Diluted weighted average number of shares outstanding during the period	9,385,813	8,968,152

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period inherently does not equal the per share changes of the line items disclosed.
(3)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the three months ended June 30, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

June 30, 2008

(Unaudited)

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Medical Isotope Corporation (8) Medical isotope processes
95,000	9/06	Preferred Stock	$1,803,417	$1,750,400	3.8%
600,000	5/06	Common Stock	63,000	331,200	0.7
560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	—	1,803,200	4.0
148,000	11/06–1/07	Cyberlux Corporation (7) LED lighting solutions Series C Preferred Stock	2,181,640	1,457,100	3.2
25,931,484	1/07	Common Stock	502,558	308,600	0.7
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	946,000	2.1
92,000	3/08	Platina Energy Group Inc. Oil and gas exploration and production Series F Convertible Preferred Stock	794,880	861,100	1.9
100,000	4/06	Advanced Refractive Technologies, Inc. Ophthalmic technologies Series D Preferred Stock	1,996,176	280,000	0.6
97,000	3/06	Series C Preferred Stock	2,066,063	271,600	0.6
97,000	12/05	Series B Preferred Stock	1,032,675	141,100	0.3
4,000,000	5/06	Common Stock	76,368	500	<0.1
371,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	347,300	347,300	0.8
208,333	1/07-12/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	83,300	93,000	0.2
60,000	12/05	Metamorphix Global, Inc. (privately held) (9) Design and manufacture of countertops	120,000	54,000	0.1
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	35,800	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	17,600	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	16,100	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	10,800	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	7,500	<0.1
9,748	4/06-3/07	Xethanol Corporation (9) Bioethanol and derivative products	88,836	4,300	<0.1
2,971	12/05-8/06	Industrial Biotechnology Corporation Provider of renewable resources	3,455,105	2,600	<0.1
1,740,000	5/06-11/06	TenthGate International, Inc. Healthcare related products and services	40,000	1,000	<0.1
16,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	300	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	100	<0.1

660,000	6/05	BP International, Inc. Shade structures	78,852	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
2,525,740	2/06-6/06	UBA Technology, Inc. Software development Common Stock	1,652,899	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$37,830,621	$8,781,200	19.2%

		Affiliate Investments (2)
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	$993,000	$779,600	1.7%
19,130,302	12/06–6/07	Material Technologies, Inc. Metal fatigue detection Common Stock	4,529,836	244,900	0.5
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.0
2,040,000	4/06–7/06	CytoDyn, Inc. Development stage biotechnology company Common Stock	3,640,772	204,000	0.4
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.6
6,679,688	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,571,691	327,300	07
3,373,107	7/06–9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	307,000	0.7
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	305,900	0.7
6,000,000	7/07	Pathway One Plc (5) Sales and development licenses	852,300	144,000	0.3
1,426,754	9/07	USTelematics, Inc. (10) Broadband telecommunication for moving vehicles	—	99,900	0.2
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	53,700	0.1
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	45,500	0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	17,700	<0.1
7,079,500	5/06–8/06	NetFabric Holdings, Inc. Information technology services	601,598	2,800	<0.1

95,000	1/07	Manakoa Services Corporation (8) Compliance analysis and monitoring Series B Preferred Stock	2,280,000	—	0.0
7,799,515	8/04–4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (10) Software products	1,708,000	—	0.0
5,346	7/06–9/06	NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$31,367,964	$3,255,400	7.1%

		Control Investments (3)
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,240,000	7.1%
16,119,672	9/05–9/07	World Energy Solutions, Inc. Energy saving technologies Common Stock	4,715,949	820,900	1.8
100,000	6/08	Series B Preferred Stock	875,000	875,000	1.9
210,000,000	1/08	RIM Semiconductor Company Data transmission technology	1,792,500	85,100	0.2
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	15,000	<0.1

		Total Investments in Control Investments	$18,021,197	$5,036,000	11.0%

		U.S. Treasuries and Certificates of Deposit (4)
		Certificates of Deposit:
100,000	4/08	Doral Bank CD, maturity 7/18/08, interest rate @ 3.15%	$99,975	$99,975	0.2%
100,000	4/08	Indymac Bank CD, maturity 7/24/08, interest rate @ 3.30%	99,972	99,972	0.2
100,000	4/08	Washington Mutual Bank CD, maturity 7/24/08, interest rate @ 3.05%	99,958	99,958	0.2
100,000	4/08	Enerbank USA CD, maturity 8/4/08, interest rate @ 3.05%	99,940	99,940	0.2
100,000	5/08	Temecula VY Bank CD, maturity 8/14/08, interest rate @ 2.75%	99,882	99,882	0.2
100,000	4/08	Franklin Bank CD, maturity 8/25/08, interest rate @ 3.25%	99,923	99,923	0.2
100,000	2/08	Colonial Bank CD, maturity 8/27/08, interest rate @ 3.35%	99,932	99,932	0.2
100,000	2/08	Capital One Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,931	99,931	0.2
100,000	2/08	Sunfirst Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,939	99,939	0.2
100,000	2/08	Coastal Community CD, maturity 8/29/08, interest rate @ 3.35%	99,930	99,930	0.2
100,000	2/08	First Business Bank CD, maturity 8/29/08, interest rate @ 3.35%	99,930	99,930	0.2
100,000	4/08	First Choice Cmnty Bank CD, maturity 8/29/08, interest rate @ 3.10%	99,898	99,898	0.2
100,000	2/08	Mercantile Bank CD, maturity 8/29/08, interest rate @ 3.40%	99,938	99,938	0.2
100,000	5/08	Marion Cnty Svgs Bank CD, maturity 9/9/08, interest rate @ 2.85%	99,828	99,828	0.2
100,000	6/08	Bank Baroda CD, maturity 9/9/08, interest rate @ 2.90%	94,804	94,804	0.2
100,000	5/08	GMAC Bank CD, maturity 9/15/08, interest rate @ 2.85%	99,813	99,813	0.2

100,000	5/08	Washington Mutual Bank CD, maturity 9/15/08, interest rate @ 2.75%	99,793	99,793	0.2
100,000	6/08	First Mariner Bank CD, maturity 9/19/08, interest rate @ 2.90%	94,825	94,825	0.2
100,000	6/08	Issaquah Cmnty Bank Wash CD, maturity 9/25/08, interest rate @ 2.90%	94,817	94,817	0.2
100,000	5/08	Sovereign Bank CD, maturity 10/14/08, interest rate @ 3.00%	99,790	99,790	0.2
100,000	5/08	Home Svgs Bank of America CD, maturity 10/15/08, interest rate @ 2.95%	99,774	99,774	0.2
100,000	6/08	FirstBank P R Santurce CD, maturity 10/20/08, interest rate @ 3.00%	94,789	94,789	0.2
100,000	6/08	Fidelity Bank CD, maturity 10/30/08, interest rate @ 3.00%	94,767	94,767	0.2
100,000	6/08	Pacific Comm Bank CD, maturity 10/30/08, interest rate @ 3.05%	94,782	94,782	0.2
100,000	5/08	Beal Bank SSB CD, maturity 11/12/08, interest rate @ 2.90%	99,687	99,687	0.2
100,000	5/08	GE Money Bank CD, maturity 11/13/08, interest rate @ 3.00%	100,000	100,000	0.2
100,000	5/08	New South Fed Svgs Bank CD, maturity 11/14/08, interest rate @ 2.95%	99,701	99,701	0.2
100,000	5/08	Standard Bank & Trust Co CD, maturity 11/14/08, interest rate @ 3.00%	99,719	99,719	0.2
100,000	5/08	Crescent Bank CD, maturity 11/17/08, interest rate @ 3.00%	99,713	99,713	0.2
100,000	5/08	Merchants Bank CD, maturity 11/17/08, interest rate @ 2.85%	99,657	99,657	0.2
100,000	6/08	EuroBank Hato CD, maturity 11/18/08, interest rate @ 3.00%	94,729	94,729	0.2
100,000	6/08	First Chicago Bank & Trust CD, maturity 11/18/08, interest rate @ 3.00%	94,735	94,735	0.2
100,000	5/08	Bank Union CD, maturity 11/21/08, interest rate @ 3.00%	99,715	99,715	0.2
100,000	5/08	Signature Bank of Arkansas CD, maturity 11/21/08, interest rate @ 3.00%	99,715	99,715	0.2
100,000	5/08	GE Capital Finl Inc CD, maturity 12/4/08, interest rate @ 3.00%	95,000	95,000	0.2
100,000	5/08	First Cmnty Bank CD, maturity 12/8/08, interest rate @ 3.00%	94,689	94,689	0.2
100,000	6/08	AmTrust Bank CD, maturity 12/12/08, interest rate @ 3.05%	94,703	94,703	0.2
100,000	6/08	State Bank India CD, maturity 12/12/08, interest rate @ 3.10%	94,724	94,724	0.2
100,000	5/08	First State Bank of Blakely CD, maturity 12/16/08, interest rate @ 3.05%	99,686	99,686	0.2
100,000	5/08	Liberty Bank Inc CD, maturity 12/16/08, interest rate @ 3.00%	99,663	99,663	0.2
100,000	5/08	Nevada Sec Bank CD, maturity 12/22/08, interest rate @ 3.05%	99,666	99,666	0.2

		Total Certificates of Deposit	$4,032,432	$4,032,432	8.8%

		Total Investments in U.S. Treasuries and CDs	$4,032,432	$4,032,432	8.8%

		TOTAL INVESTMENTS	$91,252,214	$21,105,032	46.2%

		Cash and other assets, less liabilities		$24,529,732	53.8%

		Net assets at June 30, 2008		$45,634,764	100.0%

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

•

As of June 30, 2008, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities or where the Company holds one or more seats on such company’s board of directors.
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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Therapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.
(7)	During the period ended June 30, 2008, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(8)	Advanced Medical Isotope Corporation and Manakoa Services Company are related through common management.
(9)	Xethanol Corporation and Metamorphix Global are related though common management.
(10)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

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

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities or where the Company holds one or more seats on such company’s board of directors.
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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.
(7)	Investment consists of warrants to purchase 1,500,000 shares of Synthetic Blood International, Inc. common stock.
(8)	During the period ended December 31, 2007, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(9)	During the period ended December 31, 2007, the Company reclassified this investment from Non-affiliate investments to Affiliate investments based on the criteria in notes (1) and (2).
(10)	During the period ended December 31, 2007, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).
(11)	During the period ended December 31, 2007, the Company reclassified this investment from Affiliate investments to Control investments based on the criteria in notes (2) and (3).
(11)	Advanced Medical Isotope Corporation and Manakoa Services Company are related through common management.
(12)	Xethanol Corporation and Metamorphix Global are related though common management.
(13)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of June 30, 2008 and 2007 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

UTEK Corporation commenced operations in 1997, originally incorporated under the laws of the State of Florida and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe), UTEKip, Ltd. (Israel) and Carmi, Inc. All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio companies are not consolidated in the Company’s financial statements.

Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, there are contingencies based on earnings included in some of our purchase agreements. The earnout is recorded as it is earned over the contingency period, which is generally one to three years from the business combination date. With the exception of unresolved income tax matters or the earnout of contingent consideration, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in our operating results in the period in which the adjustment is determined.

Goodwill Impairment

As a result of the Company’s annual impairment analysis, the Company determined that there was an impairment of the goodwill related to the Pharma Transfer acquisition in the first quarter of 2007. The Company recorded a partial impairment of the goodwill for the United States segment in 2007. This resulted in a write-down of approximately $33,000, $21,000 after tax, which is an operating expense in the consolidated statements of operations for the six months ended June 30, 2007. There were no impairments to goodwill during the six months ended June 30, 2008.

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

Consulting and Other Services

The Company recognizes strategic consulting revenues in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Accordingly, revenues on fixed fee contracts are recognized under the percentage-of-completion methods of accounting, whereby contract revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. In cases where losses are estimated to be incurred upon completion of contracts, the full provision for such losses is charged to operations when they become known. In addition, some of the Company’s contracts provide for substantial contingent fees if future performance milestones are successfully met. Contingent fees are recorded based on the Company’s estimate of the likelihood of reaching future performance milestones.

Technology acquisition alliance services are performed pursuant to service agreements in which UTEK provides consulting services by identifying and evaluating technology acquisition opportunities in exchange for unregistered shares of the portfolio company or cash. These agreements are typically cancelable with thirty days notice.

Revenue from technology acquisition alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For technology acquisition alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as an investment at fair value. The Company does not currently have any technology acquisition alliance agreement for which payment has been received in stock.

Revenue from the sale of subscriptions to the Company’s websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares consist of outstanding stock options.

Components of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Weighted-average outstanding shares of common stock	9,608,668	8,997,538	9,385,813	8,968,152
Dilutive effect of stock options	—	—	—	—

Common stock and common stock equivalents	9,608,668	8,997,538	9,385,813	8,968,152

Shares excluded from calculation of diluted EPS (1)	760,150	552,025	760,150	552,025

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. These shares would have been anti-dilutive because there was a net decrease in net assets from operations during the period.

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

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and its U.S. Treasuries and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at June 30, 2008. The Company has not experienced any losses on such accounts.

The Company had three major customers during each of the three and six months ended 2008, two major customers during the three months ended June 30, 2007 and three major customers during the six months ended June 30, 2007. Major customers, those generating greater than 10% of total income from operations, accounted for approximately 51% and 82% of the Company’s sales during the three months ended June 30, 2008 and 2007, respectively. Major customers accounted for approximately 42% and 60% of the Company’s sales during the six months ended June 30, 2008 and 2007, respectively. Major customers accounted for approximately 53% of accounts receivable at June 30, 2008.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the fair value of the investments and the purchase price allocation process for business combinations. Actual results could differ from those estimates.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company’s most significant financial instruments are its investments, which are currently carried at fair value. The Company did not elect the fair value option under SFAS No. 159 for any other of its financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not impact the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

2. Stock-Based Compensation

The Company had two stock-based equity compensation plans at June 30, 2008. See Note 8 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. In June 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Plan by 600,000 options.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% stockholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. During the three and six months ended June 30, 2008, respectively, we granted 197,000 and 224,000 options to purchase shares of common stock. During the three and six months ended June 30, 2007, respectively, we granted 48,000 and 182,000 options to purchase shares of common stock. At June 30, 2008, there were 2,300,000 shares authorized for issuance and the Company had 910,063 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the six months ended June 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company recorded approximately $186,000 and $171,000 for the three months ended June 31, 2008 and 2007, respectively, and $358,000 and $278,000 for the six months ended June 31, 2008 and 2007, respectively, in compensation expense related to share-based payments pursuant to SFAS 123(R). Stock-based compensation expense is included in salaries and wages in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 were determined as follows:

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

The weighted-average input assumptions used and resulting fair values were as follows during the six months ended June 30, 2008 and 2007.

	2008	2007
Expected dividend yield	0%	0.25%
Expected volatility	34.95%	37.51%
Risk-free interest rate	2.59%	4.49%
Expected life	4.00 years	3.78 years
Weighted-average grant date fair value	$3.28	$4.58

Net cash proceeds from the exercise of stock options were approximately $190,000 and $523,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, there was approximately $2,025,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 3.2 years.

The following table represents stock option activity as of and for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – January 1, 2008	652,025	$14.08	3.25 years	$451,000
Granted	224,000	10.54
Exercised	(31,015)	6.12		$129,000
Forfeited/expired/cancelled	(84,860)	12.74

Options Outstanding – June 30, 2008	760,150	$13.51	3.58 years	$—

Outstanding Exercisable – June 30, 2008	240,114	$15.00	2.22 years	$—

The total grant date fair value of options vested during the six months ended June 30, 2008 and 2007 was $220,000 and $117,000, respectively.

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

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at June 30, 2008 and December 31, 2007 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the Investment Company Act of 1940 and SFAS No. 157. SFAS No. 157 establishes a fair value hierarchy that encourages and is based on the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. Inputs are classified into one of three categories:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets

•	Level 2—Inputs other than quoted prices that are observable to the market participant for the asset or quoted prices in a market that is not active

•	Level 3—Unobservable inputs

When there are multiple inputs for determining the fair value of an investment, the Company classifies the investment in total based on the lowest level input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$21,105,032	$—	$21,105,032	$—

In May 2008, the Company received repayment of its entire loan receivable held with certain subsidiaries of UTEK Real Estate Holdings, Inc. This loan receivable was previously included in the Company’s investment portfolio at December 31, 2007. This repayment resulted in additional cash inflows of $2 million during the second quarter of 2008.

Technology Transfers:

All of our technology transfers are generally completed as set forth in our technology acquisition alliance service agreements with our clients. During the six months ended June 30, 2008, the Company completed the following 6 technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	60,000,000		$0.015
February 25	Artilium Plc		$125,000 cash	(2)
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	150,000,000		0.006
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	92,000 preferred	(3)	8.640
June 10	World Energy Solutions, Inc.	Advanced Alternative Energy, Inc.	100,000 preferred	(4)	8.7500
June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	371,020		.936

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Represents a technology transfer assistance fee we received for assisting Artilium Plc with an acquisition.
(3)	Preferred F shares convertible into common shares based on a value of $1,324,800.
(4)	Preferred B shares convertible into common shares based on a value of $3,500,000.

During the six months ended June 30, 2007, the Company completed the following 11 technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	95,000 preferred	(2)	$24.000
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	50,000 preferred 26,500,000 common	(3)	11.530 0.020
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	100,000 preferred	(4)	8.450
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	47,500 preferred	(5)	14.620
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	63,981 preferred	(6)	6.000
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	$200,000 cash		—
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	10,901,250		0.040
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	34,875,000		0.020
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	7,125,000		0.215
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	8,550,000		0.255
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	6,412,500		0.240

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred A shares convertible into common shares based on a value of $3.8 million.
(3)	Preferred C shares convertible into common shares based on a value of $768,500.
(4)	Preferred A shares convertible into common shares based on a value of $1.3 million.
(5)	Preferred E shares convertible into common shares based on a value of $926,250.
(6)	Preferred D shares convertible into common shares based on a value of $638,000.

4. Acquisitions

Strategos, Inc.

On April 17, 2008, UTEK purchased all of the shares of Carmi, Inc., a 100% owned subsidiary of Strategos, Inc., wherein Carmi, Inc. became a division of UTEK. Carmi, Inc. is the U.S. operating unit of Strategos, Inc. and is referred to as “Strategos” throughout this 10-Q. We acquired Strategos primarily to expand our strategic innovation consulting services. We have included the financial results of Strategos from the date of acquisition in our consolidated financial statements as of June 30, 2008.

Preliminary Purchase Price

Strategos was acquired for potentially 1,248,960 shares of UTEK unregistered common stock valued at $15 million as of such date. Under the terms of the acquisition agreement, Strategos stockholders were entitled to 502,970 shares of UTEK unregistered common stock valued at approximately $6,041,000 as of the acquisition date. In addition, Strategos stockholders are eligible to receive an additional 745,990 shares of UTEK unregistered common stock, which are being held in escrow, pursuant to meeting specific revenue targets for 2008 and 2009 (“contingency shares”). The Company recorded a contingent liability of approximately $1,952,000 with respect to the contingency shares, which reflected the amount of the fair value of the assets acquired in excess of the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the acquisition. As of June 30, 2008, 137,046 contingency shares, with a value of approximately $1,646,000, were issued and earned and were recognized as an additional cost of the acquisition. This also resulted in a reduction of the contingent liability, the balance of which approximated $306,000 as of June 30, 2008.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for Strategos was allocated to the net tangible assets and intangible assets acquired based upon their estimated fair values as of April 17, 2008, as set forth below. The excess of the net tangible assets and intangible assets acquired over the purchase price resulted in a contingent liability. The preliminary allocation of the purchase price was based upon the preliminary purchase price, which is subject to change based on the earnout of the contingency shares through December 2009. Our preliminary purchase price allocation as of June 30, 2008 is as follows:

Cash and cash equivalents	$678,980
Accounts receivable	2,189,305
Other tangible assets	91,098
Intangible assets	6,380,000
Goodwill	2,400,000
Accounts payable and other liabilities	(1,262,512)
Deferred revenues	(83,861)
Contingent liability	(306,418)
Deferred tax liability	(2,400,000)

Total preliminary purchase price allocation	$7,686,592

Intangible Assets

The following table sets forth the preliminary components of intangible assets associated with the Strategos acquisition:

	Preliminary Fair Value	Useful Life

Trade names/Trademarks/Websites	$1,620,000	Indefinite
Proprietary processes/know-how	1,970,000	6 years
DiscoverySpace software platform	120,000	8 years
Non-compete agreements	240,000	4 years
Customer list	2,430,000	7 years

Total intangible assets	$6,380,000

Other 2008 Acquisitions

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

A summary of the Pharmalicensing acquisition is as follows:

Fair value of UTEK stock issued	$2,150,000
Tangible assets acquired	149,168
Intangible assets acquired	858,386
Goodwill acquired	1,526,643
Accounts payable and other liabilities assumed	(384,197)

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Strategos and Pharmalicensing acquired during fiscal 2008, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects on the historical companies’ operating results including the depreciation and amortization expenses from acquired fixed assets and intangible assets, respectively, and related tax effects as though the companies had been combined as of the beginning of fiscal 2007.

The unaudited pro forma financial information for the six months ended June 30, 2008 combines the historical results of UTEK for the six months ended June 30, 2008 and the historical results of Strategos and Pharmalicensing for the six months ended June 30, 2008, and the pro forma adjustments discussed above. The unaudited pro forma financial information for the six months ended June 30, 2007 combines the historical results of UTEK for the six months ended June 30, 2007 and the historical results of Strategos and Pharmalicensing for the six months ended June 30, 2007, and the pro forma adjustments discussed above.

	Six Months Ended June 30,
	2008	2007
Total income from operations	$11,426,501	$20,013,858
Net decrease in net assets from operations	$(8,267,282)	$(5,853,085)
Basic net loss per share	$(0.88)	$(0.65)
Diluted net loss per share	$(0.88)	$(0.65)

5. Intangible Assets and Goodwill

The changes in intangible assets for the six months ended June 30, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances June 30, 2008	Weighted Average Useful life
Trade names/trademarks/websites	$293,095	$2,083,726	$2,376,821	(1)
Proprietary processes/know-how	—	1,970,000	1,970,000	6 years
Software platform	—	120,000	120,000	8 years
Non-compete agreements	—	240,000	240,000	4 years
Customer list	80,000	2,824,660	2,904,660	7 years

	373,095	7,238,386	7,611,481
Currency exchange	—	7,600	7,600

Less: Accumulated amortization	(249,283)	(191,875)	(441,158)

	$123,812	$7,054,111	$7,177,923

(1)	The weighted average useful life for $756,821 of the trade names/trademarks/websites is 6 years and the remaining $1,620,000 has a weighted average useful life that is indefinite. Indefinite lived intangible assets are not amortized for GAAP purposes.

Total amortization expense related to our intangible assets was approximately $192,000 and $36,000 for the six months ended 2008 and 2007, respectively. The estimated aggregate amortization expense related to our intangible assets is as follows:

For the twelve months ending June 30,
2009	$999,068
2010	921,057
2011	882,540
2012	870,040
2013	822,540
Thereafter	1,055,078

Total	$5,550,323

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by reporting unit for the six months ended June 30, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances June 30, 2008
Knowledge Express purchase	$1,437,000	$—	$1,437,000
Pharma-Transfer purchase	372,000	—	372,000
EKMS purchase	426,869	—	426,869
UTEK-Europe purchase	562,501	—	562,501
Pharmalicensing purchase	—	1,526,643	1,526,643
Strategos purchase	—	2,400,000	2,400,000

	2,798,370	3,926,643	6,725,013
Currency exchange	22,694	12,682	35,376

	$2,821,064	$3,939,325	$6,760,389

6. Stockholders’ Equity

Transactions in common stock for the six months ended June 30, 2008, were as follows:

Common Stock	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital
Balance at December 31, 2007	9,011,276	9,011,276	$90,114	$53,148,643
Employee stock options exercised	31,015	31,015	310	189,485
Share-based compensation expense	—	—	—	358,439
Acquisition of Pharmalicensing	153,967	153,967	1,540	2,148,460
Acquisition of Strategos	1,248,960	502,970	5,030	6,035,640
Strategos earnout accrual	—	137,046	1,370	1,644,552

Balance at June 30, 2008	10,445,218	9,836,274	$98,364	$63,525,219

See Note 2 for further information on share-based compensation expense and employee stock options exercised. See Note 4 for further information on acquisitions and the earnout accrual.

7. Commitments and Contingencies

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

Strategos Bonus Plan:

In connection with the acquisition of Strategos, the Company implemented the Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan. The Company accrued $2,077,000 in connection with the Bonus Plan as of June 30, 2008.

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

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (5.00% as of June 30, 2008). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. There are no borrowings on this line at June 30, 2008.

8. Segment Reporting

The Company’s principal area of activity is providing technology transfer services and supporting innovation consulting services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation. UTEKip was dissolved in the second quarter of 2008 and all operations of that segment are currently being serviced by the U.S. segment.

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Long-lived assets June 30, 2008	$2,969,209	$-0-	$11,472,568	$14,441,777
Total assets June 30, 2008	3,200,042	-0-	47,382,134	50,582,176
Long-lived assets December 31, 2007	589,406	13,621	2,818,427	3,421,454
Total assets December 31, 2007	681,140	39,317	44,500,620	45,221,077

	For the Three Months Ended June 30, 2008
	United Kingdom	Israel	United States	Total
Revenues	$238,390	$(3,665)	$4,694,893	$4,929,618
Income (loss) before income taxes	(60,813)	750,918 (1)	(1,448,672)	(758,567)
Depreciation and amortization	46,103	2,082	147,168	195,353

	For the Three Months Ended June 30, 2007
	United Kingdom	Israel	United States	Total
Revenues	$22,603	$48,674	$6,317,172	$6,388,449
Income (loss) before income taxes	(21,693)	(13,657)	3,230,629	3,195,279
Depreciation and amortization	415	1,520	52,391	54,326

	For the Six Months Ended June 30, 2008
	United Kingdom	Israel	United States	Total
Revenues	$482,876	$8,638	$8,103,670	$8,595,184
Income (loss) before income taxes	(96,061)	634,433 (1)	(1,802,688)	(1,264,316)
Depreciation and amortization	72,288	2,750	195,856	270,894

	For the Six Months Ended June 30, 2007
	United Kingdom	Israel	United States	Total
Revenues	$112,251	$88,843	$14,135,126	$14,336,220
Income (loss) before income taxes	(74,364)	(54,118)	7,180,147 (2)	7,051,665
Depreciation and amortization	821	3,105	105,542	109,468

(1)	During the three and six months ended June 30, 2008, we dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000. We dissolved UTEKip with the transfer of operations to the U.S. segment.
(2)	During the six months ended June 30, 2007, the United States segment recorded goodwill impairment for Pharma Transfer of $33,030, which is included in that segment’s loss for the period.

The Company has recently changed the way it classifies and records its revenues and certain expenses to provide additional information for management. This change was as a result of the Company’s new products and services from the addition of TekScout and the acquisitions of Pharmalicensing and Strategos. Consequently, the Company has new product segments for which certain information can be reported. These new product segments include: technology transfer business; Innovation consulting comprised of the Strategos business; subscription services comprised of the Company’s information services business; and all other consulting services comprised of Intellectual Capital Consulting, technology alliance services, and the TekScout business. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets or long-lived assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of income from operations and other financial information by product segment is shown below:

	For the Three Months Ended June 30, 2008
	Tech Transfers	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$1,222,300	$2,760,909	$537,104	$369,273	$40,032	$4,929,618
Net income (loss) from operations	654,776	275,963	(86,717)	(115,612)	(1,269,300)	(540,890)

	For the Six Months Ended June 30, 2008
	Tech Transfers	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$3,934,680	$2,760,909	$1,065,146	$709,349	$125,100	$8,595,184
Net income (loss) from operations	1,868,066	275,963	(95,006)	(388,378)	(2,579,933)	(919,288)

9. Related Party Transactions

During the six months ended June 30, 2008 and 2007, we loaned funds for operations and real estate improvements of approximately $0 and $703,000, respectively, to certain subsidiaries of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. The entire outstanding loan balance of approximately $2 million was repaid to the Company in May 2008. In addition, we paid rent of approximately $127,000 and $119,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the six months ended June 30, 2008 and 2007, respectively.

10. Subsequent Events

On July 3, 2008, pursuant to a stock purchase agreement the Company purchased 100% of Innovaro Limited (“Innovaro”), a company incorporated in the United Kingdom and Wales. Innovaro was acquired for potentially 691,714 shares of UTEK Corporation unregistered common stock valued at $7.4 million as of such date. The number of shares is based on the average ten-day closing price prior to execution of the stock purchase agreement. Under the terms of the agreement, Innovaro stockholders received one half, or 345,857, of the UTEK shares worth $3.7 million at closing. Transfer of the 345,857 UTEK unregistered shares is restricted for at least 12 months following the close of the transaction. The remaining UTEK shares are held in escrow, to be released in three installments, 12, 24 and 36 months after closing. Delivery of the escrowed shares to Innovaro is dependent on the achievement of specific revenue targets for 2008, 2009 and 2010. If such targets are not met, a portion of the escrowed shares will be returned to UTEK. The cost of these contingent shares will be accounted for as an additional element of the purchase price when and if the shares are earned.

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

Overview

Recent Developments

In 2008, the Company continued to enhance its ability to provide a comprehensive innovation consulting service for clients. To enhance our ability to provide these services, the Company has acquired three companies since January 2008 and has launched the TekScout division. We believe that collectively, these efforts have increased the Company’s ability to service its clients. In subsequent periods it is our intention to pursue additional strategic acquisitions to further enhance our innovation capabilities, the number of clients we can service and our geographic representation.

In January 2008, the Company acquired Pharmalicensing.com, a biopharmaceutical open innovation resource designed for professionals involved with partnering, licensing, and business development worldwide. In April 2008, the Company acquired the operating division of Strategos, Inc., a strategic innovation consulting firm that provides consulting services, primarily to large companies. In July 2008, the Company acquired Innovaro Limited, a European innovation consulting and insight firm.

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

Our total assets were $50.6 million and our net assets were $45.6 million at June 30, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $4.64 at June 30, 2008 and $4.85 at December 31, 2007. At June 30, 2008, we had no long-term debt outstanding, $3.5 million in cash and cash equivalents and investments in U.S. treasuries and certificates of deposit of $4.0 million.

Income from operations for the six months ended June 30, 2008 totaled approximately $8.6 million, as compared to $14.3 million for the six months ended June 30, 2007. Net income (loss) from operations for the six months ended June 30, 2008 totaled approximately ($919,000) as compared to $4.2 million for the same period of 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately ($3.5 million) for the six months ended June 30, 2008 as compared to ($1.1 million) for the same period of 2007. In this regard, we received gross proceeds of $1.7 million for the six months ended June 30, 2008 and $821,000 for the same period of 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was ($4.0 million) for the six months ended June 30, 2008 as compared to ($7.0 million) for the same period of 2007.

Technology Transfers and Technology Acquisition Alliances

For the six months ended June 30, 2008, we had a slight increase in the number and diversity of active technology acquisition alliance clients, but due to the longer time required to close technology transfers with our expanding client base of larger client companies, the number of completed technology transfers decreased:

•	As of June 30, 2008, we had 58 active technology acquisition alliance agreements as compared to 56 active technology acquisition alliances at June 30, 2007; and

•

During the six months ended June 30, 2008, we completed 6 technology transfers valued at approximately $3.9 million as compared to 11 technology transfers valued at approximately $11.9 million in the same period of 2007.

Portfolio Activity

The following is a list of significant changes in our portfolio during the six months ended June 30, 2008:

•

The sale of some or all of our shares in Broadcast International, Inc., Material Technologies, Inc., Cyberlux Corporation, Avalon Oil and Gas, Inc., American Soil Technologies, Inc. and various other portfolio companies for approximately $1.7 million, which resulted in realized losses of $3.5 million (net of income tax effect);

•	The completion of 6 technology transfers for stock valued at approximately $3.8 million and $125,000 in cash; and

•	Net unrealized depreciation of $4.0 million (net of income tax effect) in the fair value of our investments.

Our most significant portfolio investments at June 30, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc., MiMedx Group, Inc. and Cyberlux Corporation. These five investments totaled $10.6 million in fair value and represented 50% of our investments and 23% of net assets at June 30, 2008.

Our capital investments made in our newly formed companies during the six months ended June 30, 2008 totaled $1.5 million. Of the total capital invested in our newly formed companies during the six months ended June 30, 2008, $280,000 was expended on license and consulting fees and $1.2 million was to assist our clients in commercializing their new technology. All of these items are reflected in the accompanying consolidated statement of operations as acquisition of technology rights.

The net unrealized depreciation for the six months ended June 30, 2008 was primarily due to a reduction in value of the following investments in our portfolio: Material Technologies, Inc., Emission & Power Solutions, Inc., Manakoa Services Corp., Pathway One PLC, RIM Semiconductor Company and World Energy Solutions, Inc.; partially offset by the appreciation of MiMedx Group, Inc., Oxygen Biotherapeutic, Inc., EcoSystem Corporation (GS Energy Corporation) and Industrial Biotechnology Corporation.

While these unrealized losses were significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of 51 holdings. Many of these positions are in small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors.

Results of Operations

Income from Operations (Revenue)

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(in thousands, except percentages)	2008	2007		2008	2007
Sale of Technology Rights	$1,222	$5,213	(77)%	$3,935	$11,915	(67)%
Consulting and Other Services	3,673	1,022	259%	4,541	2,069	120%
Other Income, net	35	153	(77)%	119	352	(66)%

Income from Operations	$4,930	$6,388	(23)%	$8,595	$14,336	(40)%

Sale of Technology Rights

Sale of technology rights revenue for the three months ended June 30, 2008 decreased as a result of our having completed two technology transfers during the three months ended June 30, 2008 as compared to three during the three months ended June 30, 2007. Sale of technology rights revenue decreased for the six months ended June 30, 2008 as a result of having completed six technology transfers in 2008 versus eleven in 2007. In addition, the average revenue per technology transfer decreased 65% and 39%, respectively, for the three and six months ended June 30, 2008 versus 2007. Overall equity market conditions have generally forced micro-capitalization stock prices down, making it more difficult for some of our clients to issue stock with sufficient value in exchange for these technologies. To mitigate risk, the Company is pursuing technology transfers on a more selective basis.

Consulting and Other Services

	Three Months Ended June 30,
(in thousands)	2008	2007
Innovation consulting	$2,761	$—	New acquisition
UTEK existing	256	471	Change in TAA pricing structure
ICC intellectual capital consulting	116	243	Management changes
Subscriptions (IS)	540	308	Purchase of Pharmalicensing

Total	3,673	1,022

	Six Months Ended June 30,
(in thousands)	2008	2007
Innovation consulting	$2,761	$—	New acquisition
UTEK existing	566	1,001	Change in TAA pricing structure
ICC intellectual capital consulting	146	441	Management changes
Subscriptions (IS)	1,068	627	Purchase of Pharmalicensing

Total	4,541	2,069

As a result of our focus on innovation consulting services, our consulting and other services revenue was $3.7 million for the three months ended June 30, 2008 versus $1.0 million for the three months ended June 30, 2007. Similarly, our consulting and other services revenue was $4.5 million for the six months ended June 30, 2008 versus $2.1 million for the six months ended June 30, 2007. The increase is attributable to the acquisition of Strategos. In subsequent periods it is our intention to pursue additional strategic acquisitions which will continue to increase the consulting and other services revenue and enhance our ability to better service the innovation needs of our clients.

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

Expenses:

Acquisition of Technology Rights

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Acquisition of technology rights	$296	$1,030	(71)%		$1,480	$2,333	(37)%
As a percent of sale of technology rights	24%	20%	4	ppt	38%	20%	18	Ppt

*	The abbreviation “ppt” denotes percentage points.

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The acquisition of technology rights costs as a percentage of sale of technology rights revenue increased by 4 and 18 percentage points, respectively for the three and six months ended June 30, 2008 versus 2007. Overall equity market conditions have had a significant impact on our revenue to cost ratio. Stock prices for our micro-capitalization clients have decreased, making it more difficult for some of our clients to issue stock with sufficient value in exchange for technologies. Consequently, the costs we have incurred on technology transfers have been a higher percentage of the related revenue earned.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. In an effort to curb costs associated with technology transfers, as a result of cash constraints, our plan is to focus for the remainder of 2008 on technology transfers for cash remuneration and equity transfers which do not require significant amounts of upfront cash costs.

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and six months ended June 30, 2008:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	$60,000
June 10	World Energy Solutions, Inc.	Advanced Alternative Energy, Inc.	236,000

		Total for three months ended June 30, 2008	296,000

March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	360,500
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	383,500
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	440,000

		Total for six months ended June 30, 2008	$1,480,000

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and six months ended June 30, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	$280,000
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	450,000
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	300,000

		Total for three months ended June 30, 2007	1,030,000

March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	400,000

		Total for six months ended June 30, 2007	$2,333,279

Salaries and Wages

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Salaries and wages	$1,159	$805	44%		$2,365	$1,774	33%
As a percent of revenue	24%	13%	11	ppt	28%	12%	16	Ppt

Salaries and wages include non-sales employees and officer salaries and related benefits including bonuses and stock-based compensation. Salaries and wages increased $354,000 during the three months ended June 30, 2008 primarily due to the addition of Pharmalicensing employees to the payroll as a result of the completion of the acquisition and increased CEO salary taken in the form of a bonus and additional salaries related to our new TekScout online exchange.

Salaries and wages increased $591,000 during the six months ended June 30, 2008 primarily due to the addition of Pharmalicensing employees to the payroll as a result of the completion of the acquisition, additional salaries related to our new TekScout online exchange, increased officer salaries and an increase in stock-based compensation expense resulting from additional option grants.

We expect salaries and wages to continue to increase significantly during the remainder of 2008 as a result of acquisitions, an increase in officer salaries, and the creation of the new online exchange.

Professional Fees

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Professional fees	$250	$292	(14)%		$558	$614	(9)%
As a percent of revenue	5%	5%	-0	-ppt	6%	4%	2	Ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The decrease in professional fees for the three and six months ended June 30, 2008 relates to a decrease in accounting and legal fees, partially offset by modest increases in valuation expenses fees.

Sales and Marketing

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Sales and marketing	$2,819	$458	515%		$3,467	$1,090	218%
As a percent of revenue	57%	7%	50	ppt	40%	8%	32	Ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel and innovation consultants, commissions paid to outside service providers, travel and other costs of sales and selling expenses. Sales and marketing increased $2.4 million for each of the three and six months ended June 30, 2008, respectively. The increase was primarily a result of the Strategos consulting costs to fulfill their consulting contracts. Also, the business development and technology licensing sales divisions each added sales managers in 2008. This increase was offset by a slight decrease in commissions earned due to the decrease in revenue for the quarter and six months ended June 30, 2008.

We expect sales and marketing costs to continue to increase significantly during the remainder of 2008 as a result of acquisitions and the creation of new sales management positions to strengthen the senior management team and enhance the potential for Company development.

General and Administrative

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
General and administrative	$1,164	$608	92%		$1,989	$1,440	38%
As a percent of revenue	24%	10%	14	ppt	23%	10%	13	Ppt

General and administrative costs increased $556,000 and $549,000 for the three and six months ended June 30, 2008, respectively. The following cost increases were primarily related to the Strategos acquisition: the amortization of the intangible assets acquired, employee costs including benefits and taxes and rent. Other expenses items also increased insignificantly as a result of the acquisition.

We expect to have an increase in general and administrative expenses for the year ended December 31, 2008 as a result of planned growth for the Company, including acquisitions.

Goodwill Impairment

Management conducts an annual impairment analysis at the end of each year. In connection with the 2006 impairment analysis, we determined there was an impairment of the goodwill related to the Pharma Transfer, Ltd. acquisition due to a decrease in the annual revenue. We subsequently recorded a partial impairment of the goodwill in the first quarter of 2007. These write-downs resulted in an impairment charge of approximately $33,030 for the United States segment during 2007. There were no impairment charges during the first two quarters of 2008.

Net Realized Gains (Losses) on Investments

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007		2008	2007
Realized gains/ (losses)	$(3,351)	$(41)	8143%	$(3,477)	$(1,138)	205%

Net realized losses on investments, net of income tax effect, amounted to $3,350,772 for the three months ended June 30, 2008 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
aeroTelesis, Inc.	384,000	(20,512)
American Soil Technologies, Inc.	169,702	(19,472)
Avalon Oil and Gas, Inc.	157,500	(148,628)
Broadcast International, Inc.	36,700	51,658
Cargo Connection Logistics Holdings, Inc.	11,078,103	(35,934)
Cyberlux Corporation	719,000	796
Ecosphere Technologies Inc	56,000	(1,809)
EcoSystem Corporation	872,502	(1,515,229)
Industrial Biotechnology Corporation	1,991	(1,442,993)
Material Technologies, Inc.	1,051,002	(174,925)
Magnitude Information Systems, Inc	697,860	(8,971)
MM2 Group Inc.	825,852	(19,914)
Net Fabric Corporation	65,500	(3,100)
Protocall Technologies, Inc.	269,230	(5,068)
Tenth Gate International, Inc.	810,000	749
US Starcom Inc.	180,000	(7,420)

Total		$(3,350,772)

Net realized losses on investments, net of income tax effect, amounted to $40,648 for the three months ended June 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
American Soil Technologies, Inc.	84,284	$110
Shumate Industries, Inc.	16,085	10,337
Swiss Medica, Inc.	100,000	(11,252)
Broadcast International, Inc.	70,500	(20,557)
Rival Technologies, Inc.	41,500	7,398
Power3 Medical Products, Inc.	36,033	(26,684)

Total		$(40,648)

Net realized losses on investments, net of income tax effect, amounted to $3,476,874 for the six months ended June 30, 2008 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
5G Wireless Communications, Inc.	122,379	$(49,160)
aeroTelesis, Inc.	384,000	(20,512)
American Soil Technologies, Inc.	229,702	(25,169)
Avalon Oil and Gas, Inc.	247,200	(235,050)
Broadcast International, Inc.	478,562	479,441
Cargo Connection Logistics Holdings, Inc.	11,078,103	(35,934)
Cyberlux Corporation	2,050,000	3,440
Ecosphere Technologies Inc	56,000	(1,809)
EcoSystem Corporation	922,446	(1,513,603)
Industrial Biotechnology Corporation	2,491	(1,805,369)
Magnitude Information Systems, Inc.	697,860	(102,291)
Material Technologies, Inc.	1,420,002	(8,971)
MM2 Group Inc.	825,852	(19,914)
Modern Technology Corporation	37,500	(51,193)
Net Fabric Corporation	65,500	(3,100)
Protocall Technologies, Inc.	269,230	(5,068)
SolarBrook Water and Power Corp.	808,529	(75,956)
Tenth Gate International, Inc.	820,000	764
US Starcom Inc.	180,000	(7,420)

Total		$(3,476,874)

Net realized losses on investments, net of income tax effect, amounted to $1,138,280 for the six months ended June 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Advanced Refractive Technologies, Inc.	1,533,333	$(46,064)
American Soil Technologies, Inc.	87,555	114
Shumate Industries, Inc.	171,432	127,234
Health Sciences Group, Inc.	2,242,000	(619,815)
Swiss Medica, Inc.	950,000	(104,828)
Xethanol Corporation	136,838	(378,935)
Broadcast International, Inc.	80,500	(24,624)
Rival Technologies, Inc.	41,500	7,398
Power3 Medical Products, Inc.	36,033	(26,684)
Manakoa Services Corporation	578,958	(72,076)

Total		$(1,138,280)

Net realized gains and losses can vary substantially due to a variety of factors and may not be indicative of future performance. As a result of the uncertainty surrounding the future values of our investments, we are unable to make any projections or estimates regarding realized gains or losses expected in 2008.

Net Change in Unrealized Appreciation or Depreciation on Investments

We estimate the value of each investment in our portfolio on a quarterly basis and changes in value result in unrealized appreciation or depreciation being recognized. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers.

Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007		2008	2007
Unrealized appreciation/ (depreciation)	$503	$(5,480)	(109)%	$(4,048)	$(7,022)	(42)%

Overall equity market conditions and a decrease in the economy have resulted in significant decreases in market prices for some of our portfolio companies. This has resulted in significant unrealized depreciation on many of our investments during the current period. The unrealized gain for the three months ended June 30, 2008 is primarily the result of realizing $2.9 million of unrealized losses through sales of our Ecosystem Corporation and Industrial Biotechnology Corporation investments.

Net change in unrealized appreciation on investments, net of income tax effect, amounted to $503,149 for the three months ended June 30, 2008 and was related to our investments as follows:

Company Name	Net unrealized Appreciation (Depreciation)
Emission & Power Solutions, Inc.	(716,506)
RIM Semiconductor Company	(628,003)
World Energy Solutions, Inc.	(447,442)
Advanced Refractive Technologies, Inc.	(432,411)
Industrial Biotechnology Corporation	1,443,691
EcoSystem Corporation (GS Energy Corporation)	1,500,611
MiMedx Group, Inc.	537,879
All other investments	(754,670)

$503,149

Net change in unrealized depreciation on investments, net of income tax effect, amounted to $5,479,917 for the three months ended June 30, 2007 and was related to our investments as follows:

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

$(5,479,917)

Net change in unrealized depreciation on investments, net of income tax effect, amounted to $4,047,627 for the six months ended June 30, 2008 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc.	$(432,037)
Broadcast International, Inc.	(687,966)
Cyberlux Corporation	(336,510)
Emission & Power Solutions, Inc.	(964,863)
Industrial Biotechnology Corporation	1,807,165
EcoSystem Corporation (GS Energy Corporation)	1,462,503
MiMedx Group, Inc.	600,748
Material Technologies, Inc.	(2,547,195)
Manakoa Services Corporation	(510,498)
Pathway One Plc	(358,940)
RIM Semiconductor Company	(1,064,905)
Oxygen Biotherapeutics, Inc.	444,261
World Energy Solutions	(809,375)
All other investments	(650,015)

$(4,047,627)

Net change in unrealized depreciation on investments, net of income tax effect, amounted to $7,022,245 for the six months ended June 30, 2007 and was related to our investments as follows:

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

$(7,022,245)

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $3.5 million. We also had investments in U.S. Treasuries and certificates of deposit (CDs) of $4.0 million. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three-month to one-year maturities. These investments do not qualify as cash equivalents.

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of technology acquisition alliance and other consulting services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary sources of liquidity and capital for the six months ended June 30, 2008 were $4.5 million received in connection with consulting operations, $2.0 million received from the repayment of our loan receivable from UTEK Real Estate Holdings, Inc., $1.7 million in proceeds generated from the sale of shares of our portfolio companies and $190,000 in proceeds from the exercise of stock options.

Our income from operations consists primarily of the sale of technology rights and consulting income from technology acquisition alliances in exchange for equity securities rather than cash. In the six months ended June 30, 2008, 46% of our income from operations was paid in the form of equity securities. Of the $8.6 million in income from operations in the six months ended June 30, 2008, $4.6 million was received in the form of cash. During the six months ended June 30, 2008, we used approximately $1.5 million to fund our technology transfer transactions and approximately $8.4 million for operating expenses. Looking forward to the rest of 2008, we expect that our cash generating operations and operating expenses will both increase as a result of our acquisitions. We expect our cash outflow for technology transfer transactions will be scaled to available cash.

In April 2008, we acquired $679,000 in cash in connection with the Strategos acquisition. This cash was invested in certificates of deposit.

In May 2008, the Company received repayment of its entire loan receivable held with certain subsidiaries of UTEK Real Estate Holdings, Inc. This loan receivable was previously included in the Company’s investment portfolio at March 31, 2008 and December 31, 2007. This repayment resulted in additional cash inflows of $2 million during the second quarter of 2008, which were invested in certificates of deposit.

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (5.25% as of March 31, 2008). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. At June 30, 2008, we had no long-term debt outstanding.

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

We estimate fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of our portfolio investments. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Upon the sale of our investments, the values that are ultimately realized may be different from the presently determined fair values of such securities. This difference could be material.

We adopted SFAS 157 on a prospective basis in the first quarter of 2008. SFAS 157 requires us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the Statement, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

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

The fair value of our investments at June 30, 2008 and June 30, 2007 was estimated by our Board of Directors. At June 30, 2008 and June 30, 2007, we received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire portfolio of investments for which market quotations were not available.

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

Stock-Based Compensation

We account for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the six months ended June 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2007.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of June 30, 2008, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

On June 26, 2008, we held our Annual Meeting of Stockholders. The following matters were submitted to the stockholders for consideration:

1.	To elect eight (8) of our directors of the Company who will serve for one (1) year, or until their successors are elected and qualified;

2.	To ratify the selection of Pender Newkirk & Company LLP to serve as our registered independent public accounting firm for the Company for the year ending December 31, 2008;

3.	To approve an amendment to the Company’s Amended and Restated Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Plan; and

4.	To approve a proposal to authorize the Company to issue warrants, options or rights to subscribe to, convert to, or purchase shares of The Company’s common stock in one or more offerings.

The results of the shares voted with regard to each of these matters are as follows:

1.	Election of Directors:

Director	For	Withheld
Clifford M. Gross, Ph.D.	8,506,125	28,404
Sam Reiber, J.D.	8,506,170	28,359
Kwabena Gyimah-Brempong, Ph.D.	8,506,070	28,459
Holly Callen Hamilton	8,489,437	45,092
Keith Witter, J.D.	8,505,525	29,004
John J. Micek, J.D.	8,382,283	152,246
Francis Maude	8,437,535	96,994
Arthur Chapnik	8,489,382	45,147

2.	Ratification of the selection of Pender Newkirk & Company LLP:

For	Against	Abstain
8,489,927	34,610	9,992

3.	Approval to amend the Company’s Amended and Restated Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Plan:

For	Against	Abstain	Broker Non-Votes
3,314,257	488,524	166,829	4,597,440

4.	Approval to authorize the Company to issue warrants, options or rights to subscribe to, convert to, or purchase shares of The Company’s common stock in one or more offerings:

For	Against	Abstain	Broker Non-Votes
3,800,020	131,661	37,929	4,597,440

All matters submitted to the stockholders for a vote were approved by the stockholders.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q:

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: August 8th, 2008	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: August 8th, 2008	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer