Form 10-Q
period 2008-09-30
UTEK CORP
filed 2008-11-10
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 5, 2008, there were 10,877,096 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Investments:
Non-affiliate investments (cost: 2008 - $37,619,164; 2007 - $31,588,337)	$7,246,230	$6,705,850
Affiliate investments (cost: 2008 - $37,312,344; 2007 - $43,779,616)	3,950,000	14,429,000
Controlled investments (cost: 2008 - $12,430,248; 2007 - $17,231,458)	3,233,300	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008 - $3,203,990; 2007 - $1,498,346)	3,203,990	1,498,346

Total investments	17,633,520	30,401,757
Cash and cash equivalents	5,588,306	5,254,576
Accounts receivable, net of allowance for bad debt (2008 - $176,000; 2007 - $36,000)	3,448,907	358,338
Prepaid expenses and other assets	738,150	378,248
Fixed assets, net	493,012	476,578
Goodwill	9,993,865	2,821,064
Intangible assets, net	9,437,828	123,812
Deferred tax asset	—	5,406,704

TOTAL ASSETS	47,333,588	45,221,077

LIABILITIES
Accrued expenses	6,740,553	790,693
Deferred revenue	1,090,154	755,836
Deferred tax liability	652,796	—

TOTAL LIABILITIES	8,483,503	1,546,529

NET ASSETS	$38,850,085	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 11,136,932 and 9,011,276 shares issued; 10,378,083 and 9,011,276 shares outstanding at September 30, 2008 and December 31, 2007, respectively	$103,782	$90,114
Additional paid-in capital	69,734,893	53,148,643
Accumulated income:
Accumulated net operating income	27,080,725	33,498,108
Net realized loss on investments, net of income taxes	(7,264,775)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(50,292,449)	(39,703,173)
Foreign currency translation adjustment	(512,091)	153,454

Net assets	$38,850,085	$43,674,548

Net asset value per share	$3.74	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2008	2007	2008	2007
Income from operations:
Innovation consulting services	$5,139,683	$—	$7,719,310	$—
Sale of technology rights	750,000	2,920,800	4,684,680	14,835,550
Subscription and other services	1,033,792	647,329	2,995,214	2,716,094
Investment income, net	134,931	126,785	254,386	479,490

	7,058,406	3,694,914	15,653,590	18,031,134

Expenses:
Direct costs of innovation consulting services	4,567,812	—	6,885,694	—
Acquisition of technology rights	300,000	837,565	1,780,000	3,170,844
Salaries and wages	1,140,570	889,349	3,505,608	2,663,656
Professional fees	275,967	504,500	834,229	1,118,608
Sales and marketing	602,236	398,110	1,836,020	1,488,388
General and administrative	1,471,260	665,879	3,375,794	2,105,432
Goodwill impairment	—	—	—	33,030

	8,357,845	3,295,403	18,217,345	10,579,958

Income (loss) before income taxes	(1,299,439)	399,511	(2,563,755)	7,451,176
Provision for income tax expense (benefit)	4,198,654	211,319	3,853,627	3,093,762

Net (loss) income from operations	(5,498,093)	188,192	(6,417,382)	4,357,414

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit	(275,303)	(551,958)	(3,752,177)	(1,690,238)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit)	(6,541,649)	229,749	(10,589,276)	(6,792,496)

Net decrease in net assets from operations	$(12,315,045)	$(134,017)	$(20,758,835)	$(4,125,320)

Net decrease in net assets from operations per share:
Basic	$(1.21)	$(0.01)	$(2.15)	$(0.46)
Diluted	$(1.21)	$(0.01)	$(2.15)	$(0.46)
Weighted average shares:
Basic	10,176,742	9,009,776	9,653,725	8,982,339
Diluted	10,176,742	9,009,776	9,653,725	8,982,339

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept 30
	2008	2007
Operating Activities:
Net decrease in net assets from operations	$(20,758,835)	$(4,125,320)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	9,274,746	10,890,646
Net proceeds from sale (purchases) of short-term investments	(1,705,644)	2,487,169
Proceeds received on sale of equity investments	1,865,052	1,169,783
Net repayment from (investment in) UTEK Real Estate Holdings, Inc.	1,965,261	(721,156)
Depreciation and amortization	663,104	160,455
Goodwill impairment	—	33,030
Loss on sale of investments	6,016,002	2,710,019
Loss on disposal of fixed assets	13,363	14,360
Bad debt expense	78,886	150,467
Stock-based compensation	560,257	443,047
Deferred income taxes	2,904,339	(2,024,168)
Investment securities received in connection with the sale of technology rights	(4,559,680)	(14,635,550)
Consulting and other services rendered in exchange for investment securities	(45,269)	(953,590)
Changes in operating assets and liabilities:
Accounts receivable	(695,819)	252,286
Prepaid expenses and other assets	(265,799)	40,773
Deferred revenue	(290,439)	(232,483)
Accrued expenses	4,466,976	202,548

Net cash flows from operating activities	(513,499)	(4,137,684)

Investing Activities:
Cash received in connection with acquisitions	747,808	—
Purchases of fixed assets	(29,725)	(41,251)

Net cash flows from investing activities	718,083	(41,251)

Financing Activities:
Distributions to stockholders	—	(179,032)
Proceeds from exercise of stock options	189,794	523,091

Net cash flows from financing activities	189,794	344,059

Foreign currency translation adjustment	(60,648)	14,116

Increase (decrease) in cash and cash equivalents	333,730	(3,820,760)
Cash and cash equivalents at beginning of year	5,254,576	9,685,111

Cash and cash equivalents at end of period	$5,588,306	$5,864,351

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended Sept 30
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

The Company issued 345,857 shares of common stock to purchase Innovaro Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$4,945,313
Fair value of common stock issued	3,664,313
Foreign currency translation adjustment	52,875

Liabilities assumed	$1,228,125

The Company issued 329,670 shares of common stock in connection with the Strategos earnout contingency as of September 30, 2008	$3,959,337

The Company issued 3,328 shares of common stock in connection with the Innovaro earnout contingency as of September 30, 2008	$35,547

Investment securities received for unearned services	$87,500	$280,463

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended Sept 30
	2008	2007
Changes in net assets from operations:
Net income (loss) from operations	$(6,417,382)	$4,357,414
Net realized loss on sale of investments, net of related income taxes	(3,752,177)	(1,690,238)
Change in net unrealized depreciation of investments, net of related deferred taxes	(10,589,276)	(6,792,496)

Net decrease in net assets from operations	(20,758,835)	(4,125,320)

Distributions to stockholders:
From net income from operations (1)	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	189,794	523,091
Stock-based compensation	560,257	443,047
Acquisition of Pharmalicensing Ltd.	2,150,000	—
Acquisition of Strategos	6,040,669	—
Acquisition of Innovaro, Ltd.	3,664,313	—
Strategos earnout	3,959,337	—
Innovaro earnout	35,547	—

Net increase in net assets from stock transactions	16,599,917	966,138

Foreign currency translation adjustment	(665,545)	14,116

Net decrease in net assets	(4,824,463)	(3,145,066)
Net assets at beginning of year	43,674,548	50,981,162

Net assets at end of period	$38,850,085	$47,836,096

(1)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Nine Months Ended Sept 30
	2008	2007
PER SHARE INFORMATION
Net asset value, beginning of period	$4.85	$5.71
Net income (loss) from operations (1)	(0.66)	0.49
Net change in realized losses and unrealized depreciation on investments, (after taxes) (2)	(2.12)	(1.00)
Foreign currency translation adjustment (1)	(0.05)	—
Net increase from stock transactions (1)	1.72	0.11
Distributions to stockholders from net income from operations	—	—

Net asset value, end of period	$3.74	$5.31

Per share market value, end of period	$10.15	$14.75

Investment return, based on market price at end of period	(23)%	30%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$38,850,085	$47,836,096
Ratio of expenses to average net assets	44%	21%
Ratio of net income (loss) from operations to average net assets	(16)%	9%
Diluted weighted average number of shares outstanding during the period	9,653,725	8,982,339

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net asset value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period inherently does not equal the per share changes of the line items disclosed.
(3)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

September 30, 2008

(Unaudited)

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)

		Advanced Medical Isotope Corporation (9)
		Medical isotope processes
95,000	9/06	Series A Convertible Preferred Stock	$1,803,417	$1,750,400	4.5%
600,000	5/06	Common Stock	63,000	288,000	0.7
560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology Cyberlux Corporation (7) LED lighting solutions	—	1,995,000	5.1
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	1,295,200	3.3
25,931,484	1/07	Common Stock	502,558	121,200	0.3

		Platina Energy Group Inc. Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	794,900	2.0
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products Advanced Refractive Technologies, Inc. Ophthalmic technologies	120,000	350,000	0.9
100,000	4/06	Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.3
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	100	<0.1
321,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	300,300	179,800	0.5
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) (10) Design and manufacture of countertops	120,000	36,000	<0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	19,200	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	9,900	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	7,800	<0.1
86,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	41,859	6,600	<0.1
9,748	4/06-3/07	Xethanol Corporation (10) Bioethanol and derivative products	88,836	2,400	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	2,300	<0.1
2,971	12/05-8/06	Industrial Biotechnology Corporation Provider of renewable resources	3,455,105	1,000	<0.1
16,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	30	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	—	0.0
660,000	6/05	BP International, Inc. Shade structures	78,852	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0

232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising UBA Technology, Inc. Software development	14,236	—	0.0
2,525,740	2/06-6/06	Common Stock	1,652,899	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating KP Renewables Plc (Kwikpower International Plc) (5)Renewable energy	12,330,401	—	0.0
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5)	190,763	—	0.0

		Telecommunication security provider
		Total Investments in Non-Affiliates	$37,619,164	$7,246,230	18.7%

		Affiliate Investments (2)

		World Energy Solutions, Inc. (8) Energy saving technologies
200,000	6/08-9/08	Series C Convertible Preferred Stock	$1,625,000	$1,450,000	3.7%
18,042,749	9/05-6/08	Common Stock	4,715,949	631,500	1.6
		CytoDyn, Inc. Novel therapeutic agents
2,040,000	4/06-7/06	Common Stock	3,640,772	244,800	0.6
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	993,000	334,100	0.9
412,000	9/07	NeoStem, Inc. Stem cell banking services MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection	761,440	329,000	0.8
17,822,061	12/06-6/07	Common Stock	4,170,070	24,200	<0.1
47,500	1/07	Series E Convertible Preferred Stock	694,640	277,900	0.7
6,609,345	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,554,809	115,700	0.3
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	101,200	0.3
1,426,754	9/07	USTelematics, Inc. (11) Broadband telecommunication for moving vehicles	—	96,300	0.2
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	37,900	<0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	24,300	<0.1
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	21,500	<0.1
6,839,500	5/06-8/06	NetFabric Holdings, Inc. Information technology services	581,677	1,600	<0.1
6,000,000	7/07	Pathway One Plc (5) Sales and development licenses	852,300	—	0.0

		Manakoa Services Corporation (9) Compliance analysis and monitoring
95,000	1/07	Series B Convertible Preferred Stock	2,280,000	—	0.0
7,799,515	8/04-4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (11) Software products	1,708,000	—	0.0
		NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$37,312,344	$3,950,000	10.2%

		Control Investments (3)
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,222,000	8.3%
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	11,300	<0.1
210,000,000	1/08	RIM Semiconductor Company	1,792,500	—	0.0

		Data transmission technology
		Total Investments in Control Investments	$12,430,248	$3,233,300	8.3%

		U.S. Treasuries and Certificates of Deposit (4)
		Certificates of Deposit:
95,000	7/08	Wright Express Finl Svcs Corp CD, maturity 10/7/08, interest rate 2.90%	94,997	94,997	0.2%
100,000	5/08	Sovereign Bank Dallas TX CD, maturity 10/14/08, interest rate @ 3.00%	99,994	99,994	0.3
100,000	5/08	Home Svgs Bank of America Little Falls MN CD, maturity 10/15/08, interest rate @ 2.95%	99,991	99,991	0.3
95,000	6/08	FirstBank PR Santurce CD, maturity 10/20/08, interest rate @ 3.00%	94,990	94,990	0.2
100,000	7/08	Doral Bank Catano PR CD, maturity 10/29/08, interest rate @ 3.55%	99,850	99,850	0.3
95,000	6/08	Fidelity Bank Wichita KS CD, maturity 10/30/08, interest rate @ 3.00%	94,984	94,984	0.2
95,000	6/08	Pacific Comm Bank LA CD, maturity 10/30/08, interest rate @ 3.05%	94,988	94,988	0.2
100,000	5/08	Beal Bank SSB Plano TX CD, maturity 11/12/08, interest rate @ 2.90%	99,967	99,967	0.3
100,000	5/08	GE Money Bank Dep CTF CD, maturity 11/13/08, interest rate @ 3.00%	100,000	100,000	0.3
100,000	5/08	New South Fed Svgs Bank CD, maturity 11/14/08, interest rate @ 2.95%	99,972	99,972	0.3
100,000	5/08	Standard Bank & Trust Co CD, maturity 11/14/08, interest rate @ 3.00%	99,977	99,977	0.3
100,000	5/08	Crescent Bank CD, maturity 11/17/08, interest rate @ 3.00%	99,977	99,977	0.3
100,000	5/08	Merchants Bank CD, maturity 11/17/08, interest rate @ 2.85%	99,958	99,958	0.3
95,000	6/08	EuroBank Hato Rey PR CD, maturity 11/18/08, interest rate @ 3.00%	94,978	94,978	0.2
95,000	6/08	First Chicago Bank & Trust ILL CD, maturity 11/18/08, interest rate @ 3.00%	94,982	94,982	0.2
100,000	5/08	Bank Union CD, maturity 11/21/08, interest rate @ 3.00%	99,981	99,981	0.3

100,000	5/08	Signature Bank of Arkansas CD, maturity 11/21/08, interest rate @ 3.00%	99,981	99,981	0.3
95,000	8/08	National City BK Cleveland OH CTF CD, maturity 11/28/08, interest rate @ 2.30%	94,879	94,879	0.2
95,000	8/08	SCB BK Shelbyville IND CD, maturity 11/28/08, interest rate @ 2.30%	94,880	94,880	0.2
95,000	8/08	Sterling BK & TR Southfield MI CD, maturity 11/28/08, interest rate @ 2.40%	94,894	94,894	0.2
95,000	8/08	Eagle Natl BK Miami FL CTF Dep act CD, maturity 8/29/08, interest rate @ 2.40%	94,889	94,889	0.2
95,000	5/08	GE Capital Finl Inc CD, maturity 12/4/08, interest rate @ 3.00%	94,977	94,977	0.2
95,000	8/08	Israel Disc BK New York NY CD, maturity 12/5/08, interest rate @ 2.30%	94,867	94,867	0.2
95,000	5/08	First Cmnty Bank CD, maturity 12/8/08, interest rate @ 3.00%	94,977	94,977	0.2
95,000	6/08	AmTrust Bank Cleveland OH CD, maturity 12/12/08, interest rate @ 3.05%	94,987	94,987	0.2
95,000	6/08	State Bank India Chicago ILL CD, maturity 12/12/08, interest rate @ 3.10%	94,996	94,996	0.2
100,000	5/08	First State Bank of Blakely CD, maturity 12/16/08, interest rate @ 3.05%	99,993	99,993	0.3
100,000	5/08	Liberty Bank Inc CD, maturity 12/16/08, interest rate @ 3.00%	99,983	99,983	0.3
100,000	5/08	Nevada Sec Bank CD, maturity 12/22/08, interest rate @ 3.05%	99,988	99,988	0.3
95,000	8/08	Cornerstone BK Atlanta GA CD, maturity 12/29/08, interest rate @ 2.40%	94,853	94,853	0.2
95,000	8/08	MBank Manitisque MI CD, maturity 12/29/08, interest rate @ 2.50%	94,875	94,985	0.2
95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	94,848	94,848	0.2
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	95,537	95,537	0.2

		Total Certificates of Deposit	$3,203,990	$3,203,990	8.2%

		Total Investments in U.S. Treasuries and CDs	$3,203,990	$3,203,990	8.2%

		TOTAL INVESTMENTS	$90,565,746	$17,633,520	45.4%

		Cash and other assets, less liabilities		$21,216,565	54.6%

		Net assets at September 30, 2008		$38,850,085	100.0%

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

•

As of September 30, 2008, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities or where the Company holds one or more seats on such company’s board of directors. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc. UREHI holds 150 equity interests of the total equity interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.
(7)	During the period ended September 30, 2008, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(8)	During the period ended September 30, 2008, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).
(9)	Advanced Medical Isotope Corporation and Manakoa Services Company are related through common management.
(10)	Xethanol Corporation and Metamorphix Global are related through common management.
(11)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

December 31, 2007

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)

		Advanced Medical Isotope Corporation (12) Medical isotope processes
95,000	9/06	Preferred Stock	$1,803,417	$1,750,000	4.0%
600,000	5/06	Common Stock	63,000	324,000	0.7
478,562	1/06	Broadcast International, Inc. Telecommunications	579,060	1,682,100	3.9
		Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000	4/06	Series D Preferred Stock	1,996,176	560,000	1.3
97,000	3/06	Series C Preferred Stock	2,066,063	543,200	1.2
97,000	12/05	Series B Preferred Stock	1,032,675	282,300	0.6
4,000,000	5/06	Common Stock	76,368	400	<0.1
560,000	1/07	MiMedx, Inc. (privately held) Connective tissue technology	—	840,000	1.9
(7)	4/07	Synthetic Blood International, Inc. Biotechnology products	120,000	233,700	0.5
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.3
60,000	12/05	Metamorphix Global, Inc. (privately held) (13) Design and manufacture of countertops	120,000	90,000	0.2
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	65,100	0.1
264,333	1/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	97,300	47,600	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	41,500	0.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	31,500	0.1
697,860	8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	27,900	0.1
2,560,000	8/04-11/06	TenthGate, Inc. (8) Healthcare related products and services	40,000	24,200	0.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	12,000	<0.1
9,748	4/06-3/07	Xethanol Corporation (13) Bioethanol and derivative products	88,836	5,850	<0.1
825,852	5/06-7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	5,800	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	5,100	<0.1
808,529	12/04	SolarBrook Water and Power Corp. (HydroFlo, Inc.) Treatment and purification of water	125,861	3,900	<0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	3,400	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	2,700	<0.1
2,011,765	5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) Study of blood viscosity	86,100	1,000	<0.1
66,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	800	<0.1

85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	600	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	600	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	400	<0.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	200	<0.1
232,211	5/05	Preservation Sciences, Inc. Green technologies and development	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
		UBA Technology, Inc. Software development
2,482,521	2/06-6/06	Common Stock	1,691,419	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5)	190,763	—	0.0

		Telecommunication security provider

		Total Investments in Non-Affiliates	$31,588,337	$6,705,850	15.4%

		Affiliate Investments (2)

		Material Technologies, Inc. (9) Metal fatigue detection
20,550,304	9/04-6/07	Common Stock	$4,907,329	$4,521,100	10.4%
47,500	1/07	Series E Convertible Preferred Stock	694,640	648,400	1.5
		Cyberlux Corporation (9) LED lighting solutions
148,000	11/06-1/07	Series C Preferred Stock	2,181,640	1,781,000	4.1
27,981,484	6/06-1/07	Common Stock	537,920	559,600	1.3
		Emission & Power Solutions, Inc. (Fuel FX International, Inc.)(privately held) Reductional environmental emissions
100,000	1/06	Series B Preferred Stock	2,100,000	840,000	1.9
9,900,717	4/05-4/06	Common Stock	1,980,142	752,500	1.7
3,620,307	5/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,854,089	868,900	2.0
		Manakoa Services Corporation (12) Compliance analysis and monitoring
95,000	1/07	Series B Preferred Stock	2,280,000	760,000	1.7
7,799,515	8/04-4/07	Common Stock	2,122,641	58,500	0.1
6,000,000	7/07	Pathway One Plc (5) (9) Sales and development licenses	852,300	719,500	1.6
49,500,000	7/07	MachineTalker, Inc. (9) Intelligent wireless security networks	993,000	668,300	1.5

1,426,754	9/07	USTelematics, Inc. (14) Broadband telecommunication for moving vehicles	—	510,100	1.2
412,000	9/07	NeoStem, Inc. (9) Stem cell banking services	761,440	441,700	1.0
		CytoDyn, Inc. Development stage biotechnology company
2,040,000	4/06-7/06	Common Stock	3,640,772	118,300	0.3
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.6
6,909,390	9/05-6/07	American Soil Technologies, Inc. (9) Fertilizer innovation	1,622,606	314,400	0.7
4,426,136	7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.) Multi-media entertainment	752,443	199,200	0.5
164,495,817	8/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,026,031	172,700	0.4
7,145,000	5/06-8/06	NetFabric Holdings, Inc. Information technology services	607,034	142,900	0.3
461,222,608	5/05-9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	89,900	0.2
5,462	8/05-8/06	Industrial Biotechnology Corporation (10) Manufactures and markets flavors and fragrances	6,351,998	2,000	<0.1
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (14) Software products	1,708,000	—	0.0
		Liberty Diversified Holdings, Inc. Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$43,779,616	$14,429,000	33.0%

		Control Investments (3)

1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,472,000	7.9%
16,119,672	9/05-9/07	World Energy Solutions, Inc. (11) Energy saving technologies	4,628,449	2,031,100	4.7
		Common Stock
(6)	1/06-9/07	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,965,261	1,965,261	4.5
15,009,402	3/06-5/07	Klegg Electronics, Inc.	6,506,174	300,200	0.7

		Manufacturer/distributor for retail electronic products
		Total Investments in Control Investments	$17,231,458	$7,768,561	17.8%

		U.S. Treasuries and Certificates of Deposit (4)
		U.S. Treasuries:
500,000	11/07	United States Treasury Bill, maturity 2/07/08, interest rate @ 3.06%	$498,550	$498,550	1.1%

		Total U.S. Treasuries	$498,550	$498,550	1.1%

		Certificates of Deposit:

100,000	8/07	State Bank India CD, maturity 2/22/08, interest rate @ 5.15%	$99,983	$99,983	0.2%
100,000	8/07	Indymac Bank FSB CD, maturity 2/25/08, interest rate @ 5.2%	100,004	100,004	0.2

100,000	8/07	First Nat’l Bank Arizona CD, maturity 2/27/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Charter Bank West CD, maturity 2/29/08, interest rate @ 5.1%	99,975	99,975	0.2
100,000	8/07	Discover Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Lehman Coml Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Sterling Savings Bank CD, maturity 3/24/08, interest rate @ 5.1%	99,966	99,966	0.2
100,000	8/07	Capmark Bank CD, maturity 5/22/08, interest rate @ 5.15%	99,986	99,986	0.2
100,000	8/07	Firstcity Bank CD, maturity 5/22/08, interest rate @ 5.1%	99,967	99,967	0.2
100,000	8/07	Provident Bank CD, maturity 5/27/08, interest rate @ 5.1%	99,969	99,969	0.2

		Total Certificates of Deposit	$999,796	$999,796	2.3%

		Total Investments in U.S. Treasuries and CDs	$1,498,346	$1,498,346	3.4%

		TOTAL INVESTMENTS	$94,097,757	$30,401,757	69.6%

		Cash and other assets, less liabilities		13,272,791	30.4%

		Net assets at December 31, 2007		$43,674,548	100.0%

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
(3)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities or where the Company holds one or more seats on such company’s board of directors. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc. UREHI holds 150 equity interests of the total equity interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of a loan receivable with subsidiaries of UTEK Real Estate Holdings, Inc.
(7)	Investment consists of warrants to purchase 1,500,000 shares of Synthetic Blood International, Inc. common stock.
(8)	During the period ended December 31, 2007, the Company reclassified this investment from Affiliate investments to Non-affiliate investments based on the criteria in notes (1) and (2).
(9)	During the period ended December 31, 2007, the Company reclassified this investment from Non-affiliate investments to Affiliate investments based on the criteria in notes (1) and (2).
(10)	During the period ended December 31, 2007, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).
(11)	During the period ended December 31, 2007, the Company reclassified this investment from Affiliate investments to Control investments based on the criteria in notes (2) and (3).
(12)	Advanced Medical Isotope Corporation and Manakoa Services Company are related through common management.
(13)	Xethanol Corporation and Metamorphix Global are related through common management.
(14)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the "Company", “we”, “us” or “UTEK”) as of September 30, 2008 and 2007 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

The Company

The Company provides services that enable clients to utilize externally developed technologies and create value from their intellectual property. The Company has built a large subscription-based database of intellectual properties available for immediate license, which when combined with its global network of universities, research laboratories and companies, provides clients with access to external technologies. In addition, the Company offers a comprehensive suite of services for businesses seeking to accelerate growth and reduce costs through the development of enhanced innovation capabilities. The Company also provides foresight as to the direction of customer and industry trends so clients’ businesses can evolve accordingly.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

Innovation Consulting

The Company provides strategic innovation consulting services to clients to help them become more efficient innovators. The process involves our clients working with a handful of seasoned and experienced professionals capable of unlocking an organization's capacity for strategy and innovation.

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

Subscription and Other Services

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

•

Pharma Transfer provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development, from early-stage discovery, through pre-clinical and clinical trials, to registered products that are all available for co-development or licensing.

•	TechEx is an online searchable database for life science discoveries.

•

Knowledge Express is a searchable database of valuable information for licensing professionals, which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates.

•

Pharmalicensing is a biopharmaceutical innovation resource designed for professionals involved with partnering, licensing and business development worldwide. Pharmalicensing affords clients the ability to in-license and out-license intellectual property and also provides partnering services, business development reports, industry news and a jobs source for candidates and employers.

•

TekScout enables companies to outsource unfinished research and development (“R&D”) projects to scientists from around the world. TekScout provides a platform for companies to supplement internal R&D and resources to accelerate product development.

Principles of Consolidation

UTEK Corporation commenced operations in 1997, originally incorporated under the laws of the State of Florida and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe), UTEKip, Ltd. (Israel) and Innovaro, Ltd. All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio companies are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the nine months ended September 30, 2008 balances and the three and nine months ended September 30, 2007 balances to conform to the three months ended September 30, 2008 financial statement presentation.

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

Goodwill Impairment

The Company determined that there was an impairment of the goodwill related to the Pharma Transfer acquisition in the first quarter of 2007. The Company recorded a partial impairment of the goodwill for the United States segment in 2007. This resulted in a write-down of approximately $33,000, $21,000 after tax, which is an operating expense in the consolidated statements of operations for the nine months ended September 30, 2007. There were no indicators during the nine months ended September 30, 2008 that required any impairment to goodwill.

Revenue Recognition

Innovation Consulting Services

The Company recognizes certain strategic consulting revenues in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Accordingly, revenues on fixed fee contracts are recognized under the percentage-of-completion methods of accounting, whereby contract revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. In cases where losses are estimated to be incurred upon completion of contracts, the full provision for such losses is charged to operations when they become known. In addition, some of the Company’s contracts provide for substantial contingent fees if future performance milestones are successfully met. Contingent fees are recorded based on the Company’s estimate of the likelihood of reaching future performance milestones.

Certain other consulting revenues are billed on an hourly basis and recognized as incurred.

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

Subscription and Other Services

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

Revenue from technology acquisition alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For technology acquisition alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as income based on the fair value of the consideration received. At September 30, 2008, the Company did not have any technology acquisition alliance agreements for which payment was to be received in stock.

Income Taxes

During the third quarter of 2008, management determined that it was more likely than not that net operating loss carryforwards in UTEK would not be utilized in the future and, accordingly, a valuation allowance of $9.3 million was recorded against the related deferred tax asset. A portion of the valuation allowance ($4.5 million) was recorded as part of the provision for income tax expense and a similar portion ($4.8 million) is included in the change in unrealized depreciation of investments. The valuation allowance resulted in a significant additional decrease to our net decrease in net assets from operations and per share values.

Net realized losses on investments in the accompanying consolidated statements of operations are net of income tax benefits of $(166,102) and $(2,263,822) for the three and nine months ended September 30, 2008, respectively, and $(333,016) and $(1,019,780) for the three and nine months ended September 30, 2007, respectively. Change in unrealized appreciation (depreciation) of investments in the accompanying consolidated statements of operations are net of deferred tax expense (benefit) of $(1,048,012) and $(3,490,087) for the three and nine months ended September 30, 2008, respectively, and $138,616 and $(4,098,150) for the three and nine months ended September 30, 2007, respectively. In addition, a portion of the aforementioned valuation allowance of ($4.8 million) was included in the change in unrealized depreciation for the three and nine months ended September 30, 2008.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. The Company’s dilutive potential common shares consist of outstanding stock options.

Components of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Weighted-average outstanding shares of common stock	10,176,742	9,009,776	9,653,725	8,982,339
Dilutive effect of stock options	—	—	—	—

Common stock and common stock equivalents	10,176,742	9,009,776	9,653,725	8,982,339
Shares excluded from calculation of diluted EPS (1)	829,650	569,525	829,650	569,525

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net decrease in net assets from operations during the period.

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

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and its U.S. Treasuries and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at September 30, 2008. The Company has not experienced any losses on such accounts.

The Company had five major customers during the three months ended September 30 2008, four major customers during the nine months ended September 30, 2008, two major customers during the three months ended September 30, 2007 and four major customers during the nine months ended September 30, 2007. Major customers, those generating greater than 10% of total income from operations, accounted for approximately 80% and 75% of the Company’s sales during the three months ended September 30, 2008 and 2007, respectively. Major customers accounted for approximately 66% and 59% of the Company’s sales during the nine months ended September 30, 2008 and 2007, respectively. Major customers accounted for approximately 55% of accounts receivable at September 30, 2008.

The Company’s most significant portfolio investments at September 30, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc., MiMedx Group, Inc. and Cyberlux Corporation. These five investments totaled $10.8 million in fair value and represented 75% of our investments excluding our investments in U.S. Treasuries and certificates of deposits and 28% of net assets at September 30, 2008.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company’s most significant financial instruments are its investments, which are currently carried at fair value. The Company has not adopted the fair value provisions of SFAS No. 159 for any of its other financial assets or liabilities, and therefore, there is no effect on our results of operations or financial position.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

2. Stock-Based Compensation

The Company had two stock-based equity compensation plans at September 30, 2008. See Note 8 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. In June 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Plan by 600,000 options.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% stockholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. During the three and nine months ended September 30, 2008, respectively, we granted 88,500 and 312,500 options to purchase shares of common stock. During the three and nine months ended September 30, 2007, respectively, we granted 22,500 and 204,500 options to purchase shares of common stock. At September 30, 2008, there were 2,300,000 shares authorized for issuance and the Company had 840,563 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the nine months ended September 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company recorded approximately $202,000 and $167,000 for the three months ended September 30, 2008 and 2007, respectively, and $560,000 and $443,000 for the nine months ended September 30, 2008 and 2007, respectively, in compensation expense related to share-based payments pursuant to SFAS 123(R). Stock-based compensation expense is included in salaries and wages in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 were determined as follows:

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

The weighted-average input assumptions used and resulting fair values were as follows during the nine months ended September 30, 2008 and 2007.

	2008	2007
Expected dividend yield	0%	0.25%
Expected volatility	35.17%	37.64%
Risk-free interest rate	2.71%	4.46%
Expected life	4.00 years	3.79 years
Grant date fair value	$3.29	$4.58

Net cash proceeds from the exercise of stock options were approximately $190,000 and $523,000 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, there was approximately $2,057,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table represents stock option activity as of and for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2008	652,025	$14.08	3.25 years	$451,000
Granted	312,500	$10.45
Exercised	(31,015)	$6.12		$129,000
Forfeited/expired/cancelled	(103,860)	$12.98

Options Outstanding - September 30, 2008	829,650	$13.15	4.20 years	$—

Outstanding Exercisable - September 30, 2008	240,900	$15.16	2.00 years	$—

The total grant date fair value of options vested during the nine months ended September 30, 2008 and 2007 was $352,000 and $283,000, respectively.

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

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at September 30, 2008 and December 31, 2007 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$17,633,520	$—	$17,633,520	$—

In May 2008, the Company received repayment of its entire loan receivable held with certain subsidiaries of UTEK Real Estate Holdings, Inc. This loan receivable was previously included in the Company’s investment portfolio at December 31, 2007. This repayment resulted in additional cash inflows of $2 million during the nine months ended September 30, 2008.

Technology Transfers

All of our technology transfers are generally completed as set forth in our technology acquisition alliance service agreements with our clients. During the nine months ended September 30, 2008, the Company completed the following seven technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	60,000,000		$0.015
February 25	Artilium Plc		$125,000 cash	(2)
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	150,000,000		0.006
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	92,000 preferred	(3)	8.640
June 10	World Energy Solutions, Inc.	Advanced Alternative Energy, Inc.	100,000 preferred	(4)	8.7500
June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	371,020		.936
September 26	World Energy Solutions, Inc.	H-Hybrid Technologies, Inc.	100,000 preferred	(5)	7.50

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Represents a technology transfer assistance fee we received for assisting Artilium Plc with an acquisition.
(3)	Preferred F shares convertible into common shares based on a value of $1,324,800.
(4)	Preferred B shares convertible into common shares based on a value of $3,500,000.
(5)	Preferred B shares convertible into common shares based on a value of $3,750,000.

During the nine months ended September 30, 2007, the Company completed the following fourteen technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	95,000 preferred	(2)	$24.000
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	50,000 preferred 26,500,000 common	(3)	11.530 0.020
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	100,000 preferred	(4)	8.450
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	47,500 preferred	(5)	14.620
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	63,981 preferred	(6)	6.000
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	$200,000 cash		—
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	10,901,250		0.040
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	34,875,000		0.020
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	7,125,000		0.215
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	8,550,000		0.255
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	6,412,500		0.240
July 12	Pathway One Plc	WebMed Technologies, Inc.	6,000,000		0.14
July 20	MachineTalker, Inc.	Wideband Detection Technologies, Inc.	3,000,000		0.05
September 28	World Energy Solutions, Inc.	Hydrogen Safe Technologies, Inc.	7,500,000		0.26

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Preferred A shares convertible into common shares based on a value of $3.8 million.
(3)	Preferred C shares convertible into common shares based on a value of $768,500.
(4)	Preferred A shares convertible into common shares based on a value of $1.3 million.
(5)	Preferred E shares convertible into common shares based on a value of $926,250.
(6)	Preferred D shares convertible into common shares based on a value of $638,000.

4. Acquisitions

Strategos

On April 17, 2008, UTEK purchased all of the shares of Carmi, Inc., a 100% owned subsidiary of Strategos, LLC, wherein Carmi, Inc. became a subsidiary of UTEK. Carmi, Inc. was dissolved and is now an operating unit of UTEK and is doing business as and is referred to as “Strategos” throughout this Form 10-Q. We acquired Strategos primarily to expand our strategic innovation consulting services. We have included the financial results of Strategos from the date of acquisition in our consolidated financial statements as of September 30, 2008.

Preliminary Purchase Price

Strategos was acquired for potentially 1,248,960 shares of UTEK unregistered common stock valued at $15 million as of such date. Under the terms of the acquisition agreement, Strategos stockholders were entitled to 502,970 shares of UTEK unregistered common stock valued at approximately $6,041,000 as of the acquisition date. In addition, Strategos stockholders are eligible to receive an additional 745,990 shares of UTEK unregistered common stock, which are being held in escrow, pursuant to meeting specific revenue targets for 2008 and 2009 (“contingency shares”). The Company recorded a contingent liability of approximately $1,952,000 with respect to the contingency shares, which reflected the amount of the fair value of the assets acquired in excess of the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the acquisition. As of September 30, 2008, 329,670 contingency shares, with a value of approximately $3,959,000, were issued and earned and were recognized as an additional cost of the acquisition. This also resulted in a reduction of the contingent liability balance to zero.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for Strategos was allocated to the net tangible assets and intangible assets acquired based upon their estimated fair values as of April 17, 2008, as set forth below. The excess of the net tangible assets and intangible assets acquired over the purchase price resulted in a contingent liability. The preliminary allocation of the purchase price was based upon the preliminary purchase price, which is subject to change based on the earnout of the contingency shares through December 2009. Our preliminary purchase price allocation as of September 30, 2008 is as follows:

Cash and cash equivalents	$678,980
Accounts receivable	2,189,305
Other tangible assets	91,098
Intangible assets	6,380,000
Goodwill	4,406,996
Accounts payable and other liabilities	(1,262,512)
Deferred revenues	(83,861)
Deferred tax liability	(2,400,000)

Total preliminary purchase price	$10,000,006

Intangible Assets

The following table sets forth the preliminary components of intangible assets associated with the Strategos acquisition:

	Preliminary Fair Value	Useful Life
Trade names/trademarks/websites	$1,620,000	Indefinite
Proprietary processes/know-how	1,970,000	6 years
DiscoverySpace software platform	120,000	8 years
Non-compete agreements	240,000	4 years
Customer list	2,430,000	7 years

Total intangible assets	$6,380,000

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

On July 3, 2008, the Company entered into a stock purchase agreement to acquire 100% of Innovaro Limited (“Innovaro”), a company incorporated in the United Kingdom and Wales. Innovaro was acquired for potentially 691,714 shares of UTEK unregistered common stock valued at $7.4 million as of such date. The number of shares is based on the average twenty-day closing price prior to execution of the stock purchase agreement. Under the terms of the agreement, Innovaro stockholders received one half, or 345,857, of the UTEK shares worth $3.7 million at closing. Transfer of the 345,857 UTEK unregistered shares is restricted for at least 12 months following the close of the transaction. The remaining UTEK shares are held in escrow, to be released in three installments, 12, 24 and 36 months after closing. Delivery of the escrowed shares to Innovaro is dependent on the achievement of specific revenue targets for the three years following the closing. If such targets are not met, a portion of the escrowed shares will be returned to UTEK. The cost of these contingent shares will be accounted for as an additional element of the purchase price when and if the shares are earned.

A summary of these acquisitions are as follows:

	Pharmalicensing	Innovaro
Tangible assets acquired	$149,168	$365,953
Intangible assets acquired	858,386	3,003,488
Goodwill acquired	1,526,643	1,575,872
Foreign currency translation adjustment	—	(52,875)
Accounts payable and other liabilities assumed	(384,197)	(1,228,125)

Total preliminary purchase price	$2,150,000	$3,664,313

We have included the financial results of Pharmalicensing and Innovaro from their respective dates of acquisition in our consolidated financial statements as of September 30, 2008.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Strategos, Innovaro and Pharmalicensing acquired during fiscal 2008, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects on the historical companies’ operating results including the depreciation and amortization expenses from acquired fixed assets and intangible assets, respectively, and related tax effects as though the companies had been combined as of the beginning of fiscal 2007.

The unaudited pro forma financial information for the nine months ended September 30, 2008 combines the historical results of UTEK for the nine months ended September 30, 2008 and the historical results of Strategos, Innovaro and Pharmalicensing for the nine months ended September 30, 2008, and the pro forma adjustments discussed above. The unaudited pro forma financial information for the nine months ended September 30, 2007 combines the historical results of UTEK for the nine months ended September 30, 2007 and the historical results of Strategos, Innovaro and Pharmalicensing for the nine months ended September 30, 2007, and the pro forma adjustments discussed above.

	Nine Months Ended Sept 30,
	2008	2007
Total income from operations	$19,179,757	$27,765,708
Net decrease in net assets from operations	$(20,152,741)	$(4,265,442)
Basic and diluted net decrease in net assets from operations per share	$(2.00)	$(0.43)

5. Intangible Assets and Goodwill

The changes in intangible assets for the nine months ended September 30, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances Sept 30, 2008	Weighted Average Useful life
Trade names/trademarks/websites	$293,095	$2,817,251	$3,110,346	(1)
Proprietary processes/know-how	—	2,901,775	2,901,775	6.0 years
Software platform	—	120,000	120,000	8.0 years
Non-compete agreements	—	765,363	765,363	3.3 years
Customer list	80,000	3,637,485	3,717,485	7.3 years

	373,095	10,241,874	10,614,969
Currency exchange	—	(383,360)	(383,360)
Less: Accumulated amortization	(249,283)	(544,498)	(793,781)

	$123,812	$9,314,016	$9,437,828

(1)	The weighted average useful life for $831,598 of the trade names/trademarks/websites is 5.9 years and the remaining $2,278,748 has a weighted average useful life that is indefinite. Indefinite lived intangible assets are not amortized for GAAP purposes.

Total amortization expense related to our intangible assets was approximately $545,000 and $51,000 for the nine months ended September 30, 2008 and 2007, respectively. The estimated aggregate future amortization expense related to our intangible assets with finite lives is as follows:

For the twelve months ending September 30,
2009	$1,289,460
2010	1,200,354
2011	1,142,679
2012	1,005,184
2013	957,684
Thereafter	1,563,719

Total	$7,159,080

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by reporting unit for the nine months ended September 30, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances Sept 30, 2008
Knowledge Express purchase	$1,437,000	$—	$1,437,000
Pharma-Transfer purchase	372,000	—	372,000
EKMS purchase	426,869	—	426,869
UTEK-Europe purchase	562,501	—	562,501
Pharmalicensing purchase	—	1,526,643	1,526,643
Strategos purchase & earnout	—	4,406,996	4,406,996
Innovaro purchase & earnout	—	1,611,419	1,611,419

	2,798,370	7,545,058	10,343,428
Currency exchange	22,694	(372,257)	(349,563)

	$2,821,064	$7,172,801	$9,993,865

6. Stockholders’ Equity

Transactions in common stock for the nine months ended September 30, 2008, were as follows:

Common Stock	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital
Balance at December 31, 2007	9,011,276	9,011,276	$90,114	$53,148,643
Employee stock options exercised	31,015	31,015	310	189,485
Share-based compensation expense	—	—	—	560,258
Acquisition of Pharmalicensing	153,967	153,967	1,540	2,148,460
Acquisition of Strategos	1,248,960	502,970	5,030	6,035,640
Acquisition of Innovaro	691,714	345,857	3,458	3,660,853
Strategos earnout accrual	—	329,670	3,297	3,956,040
Innovaro earnout accrual	—	3,328	33	35,514

Balance at September 30, 2008	11,136,932	10,378,083	$103,782	$69,734,893

See Note 2 for further information on share-based compensation expense and employee stock options exercised. See Note 4 for further information on acquisitions and the earnout accrual.

7. Commitments and Contingencies

Employment Agreements

On March 10, 2008, UTEK entered into a one year employment agreement, effective January 1, 2008, with its Chief Executive Officer, Clifford M. Gross, Ph.D. Under the terms of the employment agreement, Dr. Gross will receive a base salary of $550,000 per year and for each annual period thereafter. In addition to his base salary, Dr. Gross will be entitled to:

•	A reasonable automobile allowance to cover the cost of leasing, insuring and maintaining a vehicle for the duration of the employment agreement, and

•	Participate in UTEK’s executive officer health insurance program. UTEK will pay all of the premiums related to Dr. Gross’ participation in such program.

The employment agreement provides that if (i) Dr. Gross is terminated or requested or forced to resign during the term of the employment agreement, (ii) the employment agreement is not renewed at the end of its term by either party or (iii) UTEK terminates Dr. Gross’s employment for cause or in any way that is a breach of the employment agreement, then Dr. Gross shall receive a severance payment equal to the number of years Dr. Gross has worked for the Company times $100,000 per year, “grossed-up” to cover any tax liability on such severance payment. In addition, all stock options held by Dr. Gross accelerate and become immediately vested, and we will be obligated to file a registration statement with the SEC to register any of our unregistered securities held by Dr. Gross.

The employment agreement also provides that in the event of a “change of control,” Dr. Gross will be entitled to receive a one-time bonus equal to twice his annual salary, “grossed-up” to cover any tax liability on such bonus. In addition, all stock options held by Dr. Gross accelerate and become immediately vested upon a change of control, and the Company will be obligated to file a registration statement with the SEC to register any of its unregistered securities held by Dr. Gross. A “change of control” occurs, as defined in the employment agreement, when: (i) a person or group becomes the beneficial owner of more than 30% of our outstanding securities; (ii) at any time that the board nominated slate of directors is not elected; (iii) the Company consummates a merger in which it is not the surviving entity; or (iv) substantially all of the Company’s assets are sold or the stockholders approve the Company’s dissolution or liquidation.

The employment agreement obligates the Company to nominate Dr. Gross to serve as a member of our Board of Directors during the term of the employment agreement.

In consideration of the benefits provided under the employment agreement, Dr. Gross has agreed to protect UTEK’s confidential or secret information and, during the period of employment and one year thereafter, to not compete with UTEK.

Strategos Bonus Plan

In connection with the acquisition of Strategos, the Company implemented the Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15 th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan. The Company accrued approximately $4.8 million in connection with the Strategos Bonus Plan as of September 30, 2008.

Innovaro Bonus Plan

In connection with the acquisition of Innovaro, the Company implemented the Innovaro Bonus Plan for qualifying Innovaro division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Innovaro to maintain sufficient operating cash. Awards are to be paid out by June 30th of each year and are accrued on a quarterly basis. Approximately 75% to 85% of Innovaro net income will be paid out in connection with this bonus plan. There was no accrual in connection with the Innovaro Bonus Plan as of September 30, 2008.

Other

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

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (5.00% as of September 30, 2008). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. There are no borrowings on this line at September 30, 2008.

8. Segment Reporting

The Company’s principal area of activity is providing technology transfer services and supporting innovation consulting services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd. and Innovaro, the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation. UTEKip was dissolved in the second quarter of 2008 and all operations of that segment are currently being serviced by the U.S. segment.

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States		Total
Long-lived assets September 30, 2008	$6,707,112	$—	$13,217,593		$19,924,705
Total assets September 30, 2008	6,756,774	—	40,576,814		47,333,588
Long-lived assets December 31, 2007	589,406	13,621	2,818,427		3,421,454
Total assets December 31, 2007	681,140	39,317	44,500,620		45,221,077

	For the Three Months Ended September 30, 2008
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$644,897	$—	$6,413,509		$7,058,406
Income (loss) before income taxes	(155,532)	—	(1,143,907)		(1,299,439)
Depreciation and amortization	123,002	—	269,208		392,210

	For the Three Months Ended September 30, 2007
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$122,069	$15,810	$3,557,035		$3,694,914
Income (loss) before income taxes	(5,177)	(60,795)	465,483		399,511
Depreciation and amortization	424	1,608	48,956		50,988

	For the Nine months ended September 30, 2008
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$1,127,773	$8,638	$14,517,179		$15,653,590
Income (loss) before income taxes	(251,593)	634,433 (1)	(2,946,595	)(1)	(2,563,755)
Depreciation and amortization	195,290	2,750	465,064		663,104

	For the Nine months ended September 30, 2007
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$234,320	$104,653	$17,692,161		$18,031,134
Income (loss) before income taxes	(79,541)	(114,913)	7,645,630	(2)	7,451,176
Depreciation and amortization	1,245	4,713	154,497		160,455

(1)	During the nine months ended September 30, 2008, we dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000. We dissolved UTEKip with the transfer of operations to the U.S. segment.
(2)	During the nine months ended September 30, 2007, the United States segment recorded goodwill impairment for Pharma Transfer of $33,030, which is included in that segment’s loss for the period.

The Company has recently changed the way it classifies and records its revenues and certain expenses to provide additional information for management. This change was as a result of the Company’s new products and services from the addition of TekScout and the acquisitions of Pharmalicensing, Strategos and Innovaro. Consequently, the Company has new product segments for which certain information can be reported. These new product segments include: technology transfer business; innovation consulting comprised of the consulting portion of Strategos and Innovaro businesses; subscription services comprised of the Company’s information services business; and all other services comprised of Intellectual Capital Consulting, technology alliance services, and the TekScout business. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of income from operations and other financial information by product segment is shown below:

			For the Three Months Ended September 30, 2008
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$750,000	$5,139,683	$536,934	$496,858	$134,931	$7,058,406
Income (loss) before income taxes	189,125	285,793	(40,580)	(17,227)	(1,716,550)	(1,299,439)

			For the Nine months ended September 30, 2008
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$4,684,680	$7,719,310	$1,557,292	$1,437,922	$254,386	$15,653,590
Income (loss) before income taxes	2,039,170	380,473	(130,629)	(201,112)	(4,651,657)	(2,563,755)

9. Related Party Transactions

During the nine months ended September 30, 2008 and 2007, we loaned funds for operations and real estate improvements of approximately $0 and $721,000, respectively, to certain subsidiaries of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. The entire outstanding loan balance of approximately $2 million was repaid to the Company in May 2008. In addition, we paid rent of approximately $255,000 and $193,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the nine months ended September 30, 2008 and 2007, respectively.

10. Subsequent Events

On October 10, 2008, pursuant to a stock exchange agreement the Company purchased 100% of Social Technologies Group, Inc. (“STG”), a company incorporated in Virginia. STG was acquired for potentially 998,027 shares of UTEK unregistered common stock valued at approximately $10.2 million as of such date. The number of shares is based on the average ten-day closing price prior to execution of the stock exchange agreement. Under the terms of the agreement, STG stockholders received one half, or 499,013 of the UTEK shares worth approximately $5.1 million at closing. Transfer of the 499,013 UTEK unregistered shares is restricted for at least 12 months following the close of the transaction. The remaining UTEK shares are held in escrow, to be released in three installments, 12, 24 and 36 months after closing. Delivery of the escrowed shares to STG is dependent on the achievement of specific revenue targets for the three years following the closing. If such targets are not met, a portion of the escrowed shares will be returned to UTEK. The cost of these contingent shares will be accounted for as an additional element of the purchase price when and if the shares are earned. In connection with this acquisition, the Company assumed a $600,000 bank note that is payable over a four-year term.

The Company disclosed herein all information regarding this acquisition that was practicable as of the date of this filing given the time constraints.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Overview

Recent Business Developments

In 2008, the Company continued to enhance its ability to provide comprehensive innovation consulting services for clients. To enhance our ability to provide these services, the Company has acquired four companies since January 2008 and has launched the TekScout division. We believe that collectively, these efforts have increased the Company’s ability to service its clients. In subsequent periods it is our intention to pursue additional strategic acquisitions to further enhance our innovation capabilities, the number of clients we can service and our geographic representation.

In January 2008, the Company acquired Pharmalicensing.com, a biopharmaceutical open innovation resource designed for professionals involved with partnering, licensing, and business development worldwide. In April 2008, the Company acquired Carmi, Inc., a 100% owned subsidiary of Strategos, LLC, a strategic innovation consulting firm that provides consulting services, primarily to large companies. In July 2008, the Company acquired Innovaro Limited, a European innovation consulting and insight firm. In October 2008, the Company acquired Social Technologies Group, Inc., an innovation consulting and insight firm.

Executive Summary

Our total assets were $47.3 million and our net assets were $38.9 million at September 30, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $3.74 at September 30, 2008 and $4.85 at December 31, 2007. At September 30, 2008, we had no long-term debt outstanding, $5.6 million in cash and cash equivalents and $3.2 million of investments in U.S. Treasuries and certificates of deposit.

Income from operations for the nine months ended September 30, 2008 totaled approximately $15.7 million, as compared to $18.0 million for the nine months ended September 30, 2007. Net income (loss) from operations for the nine months ended September 30, 2008 totaled approximately $(6.4 million) as compared to $4.4 million for the same period of 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately $(3.8 million) for the nine months ended September 30, 2008 as compared to $(1.7 million) for the same period of 2007. In this regard, we received gross proceeds of $1.9 million for the nine months ended September 30, 2008 and $1.2 million for the same period of 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was $(10.6 million) for the nine months ended September 30, 2008 as compared to $(6.8 million) for the same period of 2007.

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

Current Market Conditions

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in late 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial markets and caused increasing global economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital, including us and our portfolio companies. Moreover, the deterioration in the equity markets has had a significant impact on the valuations of our investments and the cash proceeds that we have been able to obtain upon the sale of our investments. A further worsening of this situation or a prolonged period without improvement from the levels at the end of the third quarter of 2008 could adversely affect our financial position.

Technology Transfers and Technology Acquisition Alliances

For the nine months ended September 30, 2008, we had a similar number of active technology acquisition alliance clients over September 30, 2007, but due to the longer time required to close technology transfers with our expanding client base of larger client companies, the number of completed technology transfers decreased. The following provides additional information regarding our technology acquisition alliance and technology transfer activities:

•	As of September 30, 2008, we had 50 active technology acquisition alliance agreements as compared to 53 active technology acquisition alliances at September 30, 2007; and

•

During the nine months ended September 30, 2008, we completed 7 technology transfers valued at approximately $4.7 million as compared to 14 technology transfers valued at approximately $14.8 million in the same period of 2007.

Portfolio Activity

The following is a list of significant changes in our portfolio during the nine months ended September 30, 2008:

•

The sale of some or all of our shares in Broadcast International, Inc., Ecosystem Corporation, Industrial Biotechnology Corporation, Material Technologies, Inc., Avalon Oil and Gas, Inc. and various other portfolio companies for approximately $1.9 million, which resulted in realized losses of $3.8 million (net of income tax effect);

•	The completion of 7 technology transfers for stock valued at approximately $4.6 million and $125,000 in cash; and

•	Net unrealized depreciation of $5.8 million (net of income tax effect) in the fair value of our investments.

Our most significant portfolio investments at September 30, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc., MiMedx Group, Inc. and Cyberlux Corporation. These five investments totaled $10.8 million in fair value and represented 75% of our investments excluding our investments in U.S. Treasuries and certificates of deposits and 28% of net assets at September 30, 2008.

Our capital investments made in our newly formed companies during the nine months ended September 30, 2008 totaled $1.8 million. Of the total capital invested in our newly formed companies during the nine months ended September 30, 2008, $500,000 was expended on license and consulting fees and $1.3 million was to assist our clients in commercializing their new technology. All of these items are reflected in the accompanying consolidated statement of operations as acquisition of technology rights.

The net unrealized depreciation for the nine months ended September 30, 2008 was primarily due to a reduction in value of the following investments in our portfolio: Advanced Refractive Technologies, Inc., Cyberlux Corporation, Material Technologies, Inc., Emission & Power Solutions, Inc., Manakoa Services Corp., Pathway One PLC, RIM Semiconductor Company and World Energy Solutions, Inc.; partially offset by the reversal of unrealized depreciation on various investments upon their sale during the period.

While these unrealized losses were significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of fifty holdings. Many of these positions are in small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability of these companies to obtain additional capital, to execute their business model, or termination or obsolescence of their technology licenses, etc.) or to general marketplace factors. Moreover, in the event that the United States economy enters into a prolonged recession, it is possible that these companies could be negatively impacted, which could ultimately lead to greater difficulty in our ability to sell our equity investments in such companies at acceptable levels, or at all.

Results of Operations

Income from Operations (Revenue)

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(in thousands, except percentages)	2008	2007		2008	2007
Innovation Consulting Services	$5,139	$-0-	—%	$7,719	$-0-	—%
Sale of Technology Rights	750	2,921	(74)%	4,685	14,836	(68)%
Subscription and Other Services	1,034	647	60%	2,995	2,716	10%
Other Income, net	135	127	6%	255	479	(47)%

Income from Operations	$7,058	$3,695	91%	$15,654	$18,031	(13)%

Innovation Consulting Services

As a result of our acquisitions of innovation consulting services companies in 2008, our innovation consulting revenue increased to $5.1 million and $7.7 million for the three and nine months ended September 30, 2008, respectively, versus $-0- for each of the three and nine months ended September 30, 2007. In subsequent periods, it is our intention to pursue additional strategic acquisitions which will continue to increase the innovation consulting services revenue and enhance our ability to better service the innovation needs of our clients.

Sale of Technology Rights

Sale of technology rights revenue for the three months ended September 30, 2008 decreased as a result of our having completed one technology transfer during the three months ended September 30, 2008 as compared to completing three technology transfers during the three months ended September 30, 2007. Sale of technology rights revenue decreased for the nine months ended September 30, 2008 as a result of having completed seven technology transfers in 2008 versus fourteen in 2007. In addition, the average revenue per technology transfer decreased 23% and 37%, respectively, for the three and nine months ended September 30, 2008 versus 2007. Overall equity market conditions have generally forced micro-capitalization stock prices down, making it more difficult for some of our clients to issue a reasonable amount of stock with sufficient value in exchange for these technologies. To mitigate the risk of declining stock prices with respect to the stock consideration we receive in connection with our technology transfers, the Company is pursuing technology transfers on a more selective basis.

Subscriptions and Other Services

Our subscriptions and other services revenue was $1.0 million for the three months ended September 30, 2008 versus $647,000 for the three months ended September 30, 2007. Similarly, our subscriptions and other services revenue was $3.0 million for the nine months ended September 30, 2008 versus $2.7 million for the nine months ended September 30, 2007. The increase is partially attributable to the acquisition of Pharmalicensing in January 2008, which contributed $185,000 and $565,000 to subscription revenues for the three and nine months ended September 30, 2008, respectively. In addition, the acquisition of Strategos in April 2008 contributed $193,000 and $374,000 to other services revenues for the three and nine months ended September 30, 2008, respectively. We also had increases of $104,000 and $283,000, respectively, in information services revenue for the three and nine months ended September 30, 2008 versus 2007. We had net decreases of $95,000 and $943,000, respectively, in all other related revenues for the three and nine months ended September 30, 2008 versus 2007. It is our intention to grow our subscriptions and other services revenue internally as well as with additional strategic acquisitions.

Investment Income, net

Investment income increased marginally in for the three months ended September 30, 2008 as compared to the same period of 2007. However, there was an overall decrease for the nine months ended September 30, 2008 over 2007 due to a decrease in the cash and cash equivalents balances in the beginning of 2008 as well as lower interest rates.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses

Direct Costs of Innovation Consulting Services

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Direct costs of innovation consulting services	$4,568	$-0-	—%		$6,886	$-0-	—%
As a percent of innovation consulting services	89%	—%	—	ppt	89%	—%	—	ppt

*	The abbreviation “ppt” denotes percentage points.

Direct costs of innovation consulting services are comprised of salaries and related taxes, bonuses, certain outside services and other direct project costs related to innovation consulting services revenue. This expense line item was created in 2008 as a result of the acquisition of Strategos and Innovaro.

The most significant portion of direct costs of innovation consulting services is comprised of bonuses. These bonuses comprised $2.7 million and $4.8 million of direct costs of innovation consulting services for the three and nine months ended September 30, 2008, respectively. The Company had $4.8 million in accrued bonuses included in accrued expenses in the consolidated statement of assets and liabilities as of September 30, 2008. A significant portion of this accrual is expected to be paid out from available cash and short-term investments during the fourth quarter of 2008.

Acquisition of Technology Rights

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Acquisition of technology rights	$300	$838	(64)%		$1,780	$3,171	(44)%
As a percent of sale of technology rights	40%	29%	11	ppt	38%	21%	17	ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The acquisition of technology rights costs as a percentage of sale of technology rights revenue increased by 11 and 17 percentage points, respectively, for the three and nine months ended September 30, 2008 versus 2007. Overall equity market conditions have had a significant impact on our revenue to cost ratio. Stock prices for our micro-capitalization clients have decreased, making it more difficult for some of our clients to issue stock with sufficient value in exchange for technologies. Consequently, the costs we have incurred relative to the declining value of stock we have been able to receive in connection with technology transfers has resulted in an increase in the acquisition of technology rights costs as a percentage of technology rights revenue.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. In an effort to curb costs associated with technology transfers, our plan is to focus for the remainder of 2008 on technology transfers for cash remuneration and equity transfers which do not require significant amounts of upfront cash costs.

The following tables provide certain information related to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and nine months ended September 30, 2008:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
September 27	World Energy Solutions, Inc.	H-Hybrid Technologies, Inc.	$300,000

		Total for three months ended September 30, 2008	300,000

June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	60,000
June 10	World Energy Solutions, Inc.	Advanced Alternative Energy, Inc.	236,000
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	360,500
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	383,500
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	440,000

		Total for nine months ended September 30, 2008	$1,780,000

The following tables provide certain information related to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and nine months ended September 30, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
Sept 28	World Energy Solutions, Inc.	Hydrogen Safe Technologies, Inc.	$492,350
July 20	MachineTalker, Inc.	Wideband Detection Technologies, Inc.	40,000
July 12	Pathway One Plc	WebMed Technologies, Inc.	305,215

		Total for three months ended September 30, 2007	837,565

June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	280,000
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	450,000

April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	300,000
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	400,000

		Total for nine months ended September 30, 2007	$3,170,844

Salaries and Wages

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Salaries and wages	$1,141	$889	28%		$3,506	$2,664	32%
As a percent of revenue	16%	24%	(8	) ppt	22%	15%	7 ppt

Salaries and wages include non-sales employees and officer salaries and related benefits including stock-based compensation. Of the $252,000 increase in salaries and wages during the three months ended September 30, 2008, $132,000 related to the addition of Pharmalicensing employees to the payroll in connection with the acquisition, $50,000 related to a bonus to our chief operating officer, and $48,000 related to additional salaries for our new TekScout online exchange.

Salaries and wages increased $842,000 during the nine months ended September 30, 2008 as a result of the addition of Pharmalicensing employees to the payroll of $316,000, additional salaries related to our new TekScout online exchange of $125,000, increased officer salaries of $258,000 and an increase in stock-based compensation expense of $117,000 resulting from additional option grants.

We expect salaries and wages to continue to increase during the remainder of 2008 as a result of our intention to pursue additional strategic acquisitions.

Professional Fees

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Professional fees	$276	$505	(45)%		$834	$1,119	(25)%
As a percent of revenue	4%	14%	(10	) ppt	5%	6%	(1	) ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The decrease in professional fees relates to a decrease in legal fees of $258,000 and $301,000, respectively, for the three and nine months ended September 30, 2008, partially offset by modest increases in accounting and valuation fees.

Sales and Marketing

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
Sales and marketing	$602	$398	51%		$1,836	$1,488	23%
As a percent of revenue	9%	11%	(2	) ppt	12%	8%	4 ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel, commissions paid to outside service providers, travel and other costs of sales and selling expenses. Sales and marketing expenses increased

$204,000 for the three months ended September 30, 2008 as compared to 2007. The increase was a result of the increased costs related to the three acquisitions described elsewhere in this Form 10-Q of $97,000 and additional sales conferences costing $60,000.

Sales and marketing expenses increased $348,000 for nine months ended September 30, 2008 as compared to 2007. The increase was a result of the increased costs related to the three acquisitions described elsewhere in this Form 10-Q of $155,000 and additional sales managers added to the business development and technology licensing sales divisions of $230,000. This increase was partially offset by a decrease in commissions earned of $80,000 due to the decrease in related revenue for the nine months ended September 30, 2008.

We expect sales and marketing costs to continue to increase during the remainder of 2008 as a result of our intention to pursue additional strategic acquisitions and the creation of new sales management positions to strengthen the senior management team and enhance the potential for Company development.

General and Administrative

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007		2008	2007
General and administrative	$1,471	$666	121%	$3,376	$2,105	60%
As a percent of revenue	21%	18%	3 ppt	22%	12%	10 ppt

General and administrative costs increased $805,000 for the three months ended September 30, 2008 as compared to 2007. The increase was a result of the costs related to the 2008 acquisitions described elsewhere in this Form 10-Q of $39,000; outside services of $102,000; the amortization of the intangible assets acquired of $308,000; additional employee costs including benefits and taxes of $226,000; and rent of $55,000.

General and administrative costs increased $1.3 million for the nine months ended September 30, 2008 as compared to 2007. The increase was a result of the costs related to the 2008 acquisitions described elsewhere in this Form 10-Q of $90,000; outside services of $108,000; the amortization of the intangible assets acquired of $464,000; additional employee costs including benefits and taxes of $407,000; and rent of $155,000.

We expect to have an increase in general and administrative expenses for the year ended December 31, 2008 as a result of our acquisitions.

Goodwill Impairment

The Company determined that there was an impairment of the goodwill related to the Pharma Transfer acquisition in the first quarter of 2007. The Company recorded a partial impairment of the goodwill in 2007. This resulted in a write-down of approximately $33,000, $21,000 after tax, which is an operating expense in the consolidated statements of operations for the nine months ended September 30, 2007. There were no indicators during the nine months ended September 30, 2008 that required any impairment to goodwill.

Net Realized Gains (Losses) on Investments

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007		2008	2007
Realized gains/ (losses)	$(275)	$(552)	(50)%	$(3,752)	$(1,690)	122%

Net realized losses on investments, net of income tax effect, amounted to $275,303 for the three months ended September 30, 2008 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
American Soil Technologies, Inc.	70,343	$(9,721)
CSMG Technologies, Inc.	50,000	4,990
Ecosphere Technologies Inc	208,333	3,119
Gammacan International, Inc.	85,000	(17,635)
Material Technologies, Inc.	1,308,241	(220,982)
Net Fabric Corporation	240,000	(12,092)
TGI Solar Power Group, Inc (Tenth Gate International, Inc.)	17,400	(22,982)
Total		$(275,303)

Net realized losses on investments, net of income tax effect, amounted to $551,958 for the three months ended September 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
American Soil Technologies, Inc.	300	(18)
Broadcast International, Inc.	232,452	(13,446)
Health Sciences Group, Inc.	781,703	(355,079)
Power3 Medical Products, Inc.	185,000	(80,247)
Rival Technologies, Inc.	78,500	(7,623)
Swiss Medica, Inc.	785,000	(77,022)
XELR8 Holdings, Inc.	2,500	1,170
World Energy Solutions, Inc.	19,500	(19,693)

Total		($551,958)

Net realized losses on investments, net of income tax effect, amounted to $3,752,177 for the nine months ended September 30, 2008 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
5G Wireless Communications, Inc.	122,379	$(49,160)
aeroTelesis, Inc.	384,000	(20,512)
American Soil Technologies, Inc.	300,045	(34,890)
Avalon Oil and Gas, Inc.	247,200	(235,050)
Broadcast International, Inc.	478,562	479,441
Cargo Connection Logistics Holdings, Inc.	11,078,103	(35,934)
CSMG Technologies, Inc.	50,000	4,990
Cyberlux Corporation	2,050,000	3,440
Ecosphere Technologies Inc	264,333	1,310
EcoSystem Corporation	922,446	(1,513,603)
Gammacan International, Inc.	85,000	(17,635)
Industrial Biotechnology Corporation	2,491	(1,805,369)
Material Technologies, Inc.	2,728,243	(323,273)
Magnitude Information Systems, Inc.	697,860	(8,968)
MM2 Group Inc.	825,852	(19,914)
Modern Technology Corporation	37,500	(51,193)
Net Fabric Corporation	305,500	(15,194)
Protocall Technologies, Inc.	269,230	(5,068)
SolarBrook Water and Power Corp.	808,529	(75,956)
TGI Solar Power Group, Inc. (Tenth Gate International, Inc.)	837,400	(22,219)
US Starcom Inc.	180,000	(7,420)

Total		($3,752,177)

Net realized losses on investments, net of income tax effect, amounted to $1,690,238 for the nine months ended September 30, 2007 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Advanced Refractive Technologies, Inc.	1,533,333	$(46,064)
American Soil Technologies, Inc.	87,855	96
Shumate Industries, Inc.	171,432	127,234
Health Sciences Group, Inc.	3,023,703	(974,894)
Swiss Medica, Inc.	1,735,000	(181,851)
Xethanol Corporation	136,838	(378,936)
Broadcast International, Inc.	312,952	(38,069)
Rival Technologies, Inc.	120,000	(224)
Power3 Medical Products, Inc.	221,033	(106,931)
XELR8 Holdings, Inc.	2,500	1,170
World Energy Solutions, Inc.	19,500	(19,693)
Manakoa Services Corporation	578,958	(72,076)

Total		($1,690,238)

Net realized gains and losses can vary substantially due to a variety of factors and may not be indicative of future performance. As a result of the uncertainty surrounding the future values of our investments, we are unable to make any projections or estimates regarding realized gains or losses expected in 2008.

Net Change in Unrealized Appreciation or Depreciation on Investments

We estimate the value of each investment in our portfolio on a quarterly basis and changes in value result in unrealized appreciation or depreciation being recognized. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the American Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio (other than U.S. Treasuries and certificates of deposit), we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007		2008	2007
Unrealized appreciation/ (depreciation)	$(6,542)	$230	(2,947)%	$(10,589)	$(6,792)	56%

Overall negative equity market conditions and a weakening U.S. economy have resulted in significant decreases in market prices for some of our portfolio companies. This has resulted in significant unrealized depreciation on many of our investments during the current period. In addition, we recorded a valuation allowance against our deferred tax asset during the third quarter of 2008. A portion of the valuation allowance ($4.8 million) was charged as an expense against the change in unrealized depreciation of investments for the three and nine months ended September 30, 2008. The valuation allowance was recorded as a result of management’s determination that it was more likely than not that our net operating loss carryforwards would not be utilized in the future.

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(6,541,649) for the three months ended September 30, 2008 and was related to our investments as follows:

Company Name	Net unrealized Appreciation (Depreciation)
Cyberlux Corporation	$(409,584)
Oxygen Biotherapeutic	(371,725)
World Energy Solutions, Inc.	(227,276)
Advanced Refractive Technologies, Inc.	(216,237)
MachineTalker	(277,858)
Cytodyn, Inc	217,172
Effect of recognition of gains/losses	37,408
All other investments	(488,931)
Deferred tax asset valuation allowance	(4,804,618)

$(6,541,649)

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $229,749 or the three months ended September 30, 2007 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Material Technologies, Inc.	$772,265
Klegg Electronics, Inc.	(538,315)
Mimedx, Inc.	523,908
USTelematics, Inc.	427,110
Advanced Refractive Technologies, Inc.	(436,466)
All other investments	(518,753)

$229,749

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(10,589,276) for the nine months ended September 30, 2008 and was related to our investments as follows:

Company Name	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc.	$(648,274)
Cyberlux Corporation	(746,094)
Emission & Power Solutions, Inc.	(969,603)
Material Technologies, Inc.	(2,575,969)
Manakoa Services Corporation	(510,498)
Pathway One Plc	(448,753)
RIM Semiconductor Company	(1,117,982)
World Energy Solutions	(1,036,651)
Effect of recognition of gains/losses	2,824,709
All other investments	(555,543)
Deferred tax valuation allowance	(4,804,618)

$(10,589,276)

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(6,792,496) for the nine months ended September 30, 2007 and was related to our investments as follows:

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

$(6,792,496)

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $5.6 million. We also had investments in U.S. Treasuries and certificates of deposit (CDs) of $3.2 million. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three-month to one-year maturities. These investments do not qualify as cash equivalents.

In prior years, we had financed substantially all of our operations through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of technology acquisition alliance and other consulting services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary sources of liquidity and capital for the nine months ended September 30, 2008 were $10.0 million received in connection with consulting operations, $2.0 million received from the repayment of our loan receivable from UTEK Real Estate Holdings, Inc., $1.9 million in proceeds generated from the sale of shares of our portfolio companies and $190,000 in proceeds from the exercise of stock options.

A portion of our income from operations consists of the sale of technology rights and consulting income from technology acquisition alliances in exchange for equity securities rather than cash. In the nine months ended September 30, 2008, 30% of our income from operations was paid in the form of equity securities. Of the $15.7 million in income from operations in the nine months ended September 30, 2008, $11.0 million was received in the form of cash. During the nine months ended September 30, 2008, we used approximately $1.8 million to fund our technology transfer transactions and approximately $15.7 million for operating expenses. Looking forward to the rest of 2008, we expect that our cash generating operations and operating expenses will both increase as a result of our acquisitions. We expect our cash outflow for technology transfer transactions will be scaled to available cash.

During 2008, we acquired $749,000 in cash in connection with our acquisitions. A substantial portion of this cash was invested in certificates of deposit.

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (5% as of September 30, 2008). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. At September 30, 2008, we had no long-term debt outstanding.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, our investments in U.S. Treasuries and certificates of deposit, as well as with cash generated by operations and the sales of our investments. We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for at least the next twelve months. However, our capital requirements will depend on many factors, the most important factor is our sales of technology rights. In addition, the sale of our investments is dependent on market price, which is unpredictable. We may need to scale the number of sales of technology rights to available cash resources in the near term. In addition, we may seek to raise additional funds through public or private debt or equity financing for long-term liquidity. Additional funds may not be available on favorable terms to us, if at all.

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

We adopted SFAS 157 on a prospective basis in the first quarter of 2008. SFAS 157 requires us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

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

The fair value of our investments at September 30, 2008 and December 31, 2007 was determined by our Board of Directors. At September 30, 2008 and December 31, 2007, we received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire portfolio of investments for which market quotations were not available.

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

Stock-Based Compensation

We account for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the nine months ended September 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of September 30, 2008, we were not a party to any material pending legal proceedings.

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

UTEK CORPORATION
(Registrant)

Date: November 7, 2008	/s/ Clifford M. Gross
Clifford M. Gross, Ph.D.
Chairman and Chief Executive Officer

Date: November 7, 2008	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer