Form 10-K
period 2008-12-31
UTEK CORP
filed 2009-03-10
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00203

UTEK CORPORATION

Delaware	59-3603677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2109 Palm Avenue

Tampa, FL 33605

(Address of principal executive offices)

(813) 754-4330

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.01 PAR VALUE	NYSE Alternext US LLC

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2008 was $82,946,490.

As of February 25, 2009, there were 11,056,370 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

UTEK CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008

PART I

Item 1.	Business

Unless the context requires otherwise, reference in this Form 10-K to “UTEK,” the “Company,” “we,” “us” and words of similar import refer to UTEK Corporation and its wholly owned subsidiaries, UTEK-Europe, Ltd. and UTEKip, Ltd. UTEKip was closed down in 2008 and all operations of that subsidiary are currently being serviced by UTEK, although the legal entity has not yet been dissolved. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd., Carmi, Inc., and Social Technologies, Group, Inc. still exist, but their operations have been assimilated by UTEK and UTEK-Europe.

UTEK commenced operations in 1997 and was originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. We provide comprehensive innovation services to help client companies enhance their innovation capabilities and create value from their intellectual property.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We do not have an external investment adviser, and our management, under the supervision of our Board of Directors, makes our investment and management decisions.

Business Segments

We help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business.

UTEK maintains three business segments that help clients enhance their innovation capabilities:

•	Strategic innovation consulting

•	Sale of technology rights

•	Subscription and other services

During 2008, the Company acquired four companies to enhance our ability to provide end-to-end innovation services. We will continue to seek to acquire additional innovation services companies that enhance our capabilities or expand the territories in which we operate.

Strategic Innovation Consulting

Innovation Consulting

The Company provides strategic innovation consulting services to enable clients to become more efficient by finding new avenues to growth, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. Business value is delivered to our clients through working with a team of seasoned and experienced professionals capable of unlocking an organization’s capacity by offering the following services:

•	Identify and develop new segments and markets;

•	Create and act on game-changing strategies;

•	Build an enterprise-wide capability for innovation;

•	Accelerate and improve new product development processes; and

•	Assess a company’s innovation capability.

Foresight and Trend Research

Foresight is the ability of an organization to understand the ways in which the future might emerge and to apply that understanding in organizationally useful ways. Strategic foresight may also be used to detect adverse conditions, guide policy and help shape strategy. We provide services to clients that build the capacity for foresight, including monitoring trends, researching topics of interest, forecasting alternative scenarios, developing technology roadmaps, creating growth platforms and embedding futures thinking within the organization.

We also offer innovative futures programs that provide clients with up-to-the-minute knowledge, expert insight, high-level learning experiences, and opportunities to network with experts and peers. Our futures programs are as follows:

Futures Consortium is a membership service that provides members access to research briefs, member meetings and networking events, and one half-day onsite workshop.

Futures Observatory is a membership service that provides members a steady stream of “observations” that illustrate the latest developments in key global trends. The observations are brief, timely discussions of real-life events or circumstances in key markets, which exemplify how trends are playing out in the market.

Futures Interactive is a customizable, web-based knowledge management tool that gathers and organizes information from across your company in one, intuitive platform.

Clients

Approximately 55% of the Company’s revenue in 2008 was from innovation consulting services. The Company has a global client base including both private and public sector organizations, representing multiple industries including fast moving consumer goods, consumer packaged goods, retail, medical, telecommunications, chemicals, media, financial services, energy, utilities and government agencies. The Company had two significant consulting clients for the year ended December 31, 2008, which accounted for 27% of the total income from operations.

Competition

The innovation service business is highly competitive. We currently have significant competitors for many of our service offerings, including but not limited to McKinsey and Company, The Boston Consulting Group and Monitor Group, Inc. for innovation consulting services and Forrester Research, Inc. and Gartner, Inc. for foresight and trend research.

Sale of Technology Rights

Our services enable companies to acquire externally developed technologies from universities, university incubators, federal labs, medical centers, and corporate research laboratories worldwide to augment their internal research and development efforts. A sale of technology rights refers to the process by which new technologies, developed in universities, government research facilities, corporate R&D labs or similar research settings, are licensed to companies for potential commercial development and use. Our goal is to provide our clients an opportunity to acquire and commercialize innovative technologies primarily developed external to their business.

Historically, to effectuate a technology transfer, we would typically create a newly formed company to acquire a new technology from a university, medical center, corporation or federal research laboratory and then sell this newly formed company to our client for securities or cash. The plan was that the shares we received in these exchanges would, in the course of our business, be sold for cash or other assets. A benefit of effectuating technology transfers through this process is that such transactions did not result in a current taxable event for us for income tax purposes. Future technology transfers will most likely be for cash given the change to larger market cap clients.

Clients

Approximately 23% of the Company’s revenue in 2008 was from the sale of technology rights. The Company has a global client base including private and public sector organizations of varying sizes, representing a wide range of industries.

Competition

We have capable competitors in the licensing business including, IP Group plc, British Technology Group plc, Yet2.com, Competitive Technologies, Inc. and many other firms. In addition, university technology commercialization offices also provide location specific competition with regard to the intellectual property, which they have developed and have available for license.

Subscription and Other Services

Information Services—Website Subscriptions

The Company offers subscription-based website services, which provide information to professionals in the licensing industry to improve their knowledge base and facilitate licensing transactions. These services are as follows:

www.PharmaTransfer.com provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development, from early-stage discovery, through pre-clinical and clinical trials, to registered products that are all available for co-development or licensing.

www.KnowledgeExpress.com is a searchable database of information for licensing professionals, which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates.

www.Pharmalicensing.com (acquired in 2008) is a biopharmaceutical innovation resource designed for life science professionals involved with partnering, licensing and business development worldwide. Pharmalicensing affords clients the ability to in-license and out-license intellectual property.

www.TechEx.com is an online searchable database for life and physical science discoveries.

www.TekScout.com is a crowd sourcing service that facilitates the solving of client research and development problems by utilizing external resources for innovation.

Patent Analytics

The goal of the Company’s patent analytic service is to help our clients create marketplace value from their intellectual property (“IP”). We help clients identify the strengths and weaknesses of their own IP as well as that of companies in the same or adjacent industries. Additionally, by identifying gaps and opportunities in the IP landscape, we assist clients with developing IP acquisition, disposition, and management strategies.

Global Technology Licensing

The Company’s global technology licensing division assists clients with the enhancement of their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers, federal research laboratories, select corporations, and university incubator programs. A global network of technology providers, coupled with an in-house staff of scientists and researchers, offers companies low-cost, low-risk access to review and acquire new technologies from research centers around the world. After gaining an understanding of our clients’ technology and business needs, we find and assess technologies for our clients. With the added benefit of licensing professionals, we negotiate agreements on behalf of our clients and offer a variety of flexible terms and transaction models.

A significant component of our global technology licensing division is the performance of services pursuant to technology acquisition alliance agreements. Our technology acquisition alliance agreements are designed to help our clients enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers, corporations and federal research laboratories.

Clients

Approximately 20% of the Company’s revenue in 2008 was from website subscription and other services. Clients for our website subscriptions include universities, research centers and primarily large companies across a diversified group of industries.

Clients for our other consulting services include both private and public sector organizations, representing multiple industry sectors including retail, government, telecommunications, chemicals, media, financial services, energy and utilities.

Competition

Competitors for website subscription services are significant and include: Nerac, Inc., Thomson S.A., BioPharm Insight, EvaluatePharma and many others.

Competitors for patent analytic services include: The Patent Board, Ocean Tomo, LLC, PatentCafé, 1790 Analytics and many other private firms.

There are significant competitors for global technology licensing that are well developed and include: IP Group plc, British Technology Group plc, Competitive Technologies, Inc. and Yet2.com. In addition, university technology commercialization offices also provide location specific competition with regard to the intellectual properties, which they have developed and are available for license.

Financial Information about Financial Segments and Geographic Areas

Information concerning sales and segment income attributable to each of the Company’s business segments and geographic areas is set forth in Note 12 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Recent Developments

In 2008, the Company expanded the range of innovation services it provides through the acquisition of four companies that together offer innovation consulting, foresight research and facilitate the buying and selling of intellectual property for our clients.

In January 2008, we acquired Pharmalicensing Ltd., a leading biopharmaceutical innovation website designed for professionals involved with partnering, licensing and business development worldwide. Actively supporting in- and out-licensing activities, Pharmalicensing provides partnering services, business development reports and industry news. Pharmalicensing is actively utilized by over 1,000,000 pharmaceutical and life science industry professionals each year.

In April 2008, we acquired Carmi, Inc., a 100% owned subsidiary of Strategos, LLC. Founded in 1995 by a small group of experienced consultants and industry veterans, including management strategist Gary Hamel, the firm focuses on helping clients achieve and sustain industry leadership, develop innovative growth strategies, identify and bring to market new growth opportunities and build a culture of innovation into their organization. Strategos helps companies bring innovation to their core business and organization.

In July 2008, we acquired Innovaro Ltd. Founded in 2000, Innovaro is headquartered in London (UK) and has a global client base including both private and public sector organizations. Innovaro provides consulting and insight support to many organizations, across industry sectors ranging from fast moving consumer goods, retail, government and telecommunications to chemicals, media, financial services, energy and utilities.

In October 2008, we acquired Social Technologies Group, Inc. Founded in 1999, Social Technologies is headquartered in Washington, D.C. The firm has helped clients across a wide range of industries guide policy, shape business strategy, explore new markets, and develop new products and services. The firm helps organizations protect against unexpected risks, spot opportunities before competitors do, and ultimately better prepare for the future from a far more informed, empowered perspective.

Employees

As of February 13, 2009, we had 115 employees. We believe our relations with our employees are good.

Scientific Advisory Council

The principal purpose of our Scientific Advisory Council is to assist our management in the evaluation of new technologies for our clients. Our Scientific Advisory Council is comprised of more than 40 experts in a broad range of scientific, medical and engineering disciplines.

Investments and Portfolio Companies

Historically, we received equity securities from clients as payment in connection with most of our technology transfers. Because our receipt of such securities is equivalent to an investment by us in such clients, we refer to such securities as “investments” and the clients in which we hold such investments as “portfolio companies.” It is our plan that the securities we received in connection with our technology transfers will, in the course of our business, be sold for cash or other assets.

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

•

does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

•

Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. Within our field of expertise, we offer to provide managerial assistance to each of our portfolio companies.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

We may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act.

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

At December 31, 2008, approximately 26% of our total assets were in investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors considers valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

We have retained an independent valuation service provider, Klaris, Thomson & Schroeder, Inc., to supply us with quarterly valuations on our entire portfolio of investments. Our Board of Directors uses these valuations to aid in its determination of the fair value of our investments. Our Board of Directors retains its responsibility for determining the fair value of our portfolio of investments.

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

Corporate Offices and Available Information

Our executive offices are located at 2109 Palm Avenue, Tampa, Florida 33605 and our telephone number is (813) 754-4330. We also have offices in Illinois, Washington D.C., Pennsylvania, and the United Kingdom.

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

Investing in our common stock involves a high degree of risk. As a result, there can be no assurance that we will achieve our strategic objective. You should consider carefully the risks described below. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	Changes in the economy;

•	Changes in the market for technology transfer and innovation services;

•	Risks associated with possible disruption in our operations due to terrorism;

•	Future regulatory actions and conditions in our operating areas; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Our business, financial condition and results of operations may be materially impacted by economic conditions and related fluctuations in customer demand for innovation consulting, technology licensing, patent analysis and other consulting services.

The market for our consulting services tends to fluctuate with economic cycles. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on technology, intellectual property and other business initiatives. In particular, current uncertainty in global economic conditions may cause companies to cancel or delay consulting initiatives for which they have engaged us. Further, if the rate of project cancellations or delays significantly increases, our business, financial condition and results of operations could be materially and adversely impacted.

The current economic conditions could adversely impair our portfolio companies’ financial positions and operating results, which could, in turn, harm our financial position and operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions. An economic slowdown or recession, including the current one and any future slowdowns or recessions, may affect the ability of our portfolio companies to successfully execute their business strategies and commercialize any technology that we have transferred to them. In addition, the end markets for certain of our portfolio companies’ products and services may experience negative economic trends. We can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions. These conditions could lead to losses of value in our portfolio and a decrease in our revenues, net income and assets.

It is important to our future success that we expand the breadth and depth of our service offerings to stay abreast of the competition and to enhance our potential for growth of revenues and profits.

The Company is primarily a service business. It is important to our future success to expand the breadth and depth of our service offerings to stay abreast of the competition and to enhance our potential for growth of revenues and profits. Expansion of our service categories and service offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we are currently seeking to build up our intellectual property analysis service business. We cannot be certain that we will be able to do so in a cost-effective or timely manner or that we will be able to offer certain services in demand by our clients, or to do so in a quality manner. Furthermore, any new service offering that is not favorably received by the Company’s clients could damage our reputation. The lack of market acceptance of new services or our inability to generate satisfactory revenues from expanded service offerings to offset their costs could harm our business. If we do not successfully expand our operations, our revenues may fall below expectations. If we do not successfully expand our operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our clients’ needs in a timely manner, which would harm our business.

Our growth strategy is partially dependent on completing additional acquisitions of innovation services companies.

As part of our strategy for growth, we have made and may continue to make acquisitions of innovation services companies. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

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

Our quarterly and annual operating results fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the amount of consulting services we provide, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of our performance in future quarters and years.

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

We enter into technology acquisition alliance and technology transfer agreements with, among others, development stage companies that our management believes can benefit from our expertise in technology transfer. Development stage companies are subject to all of the risks associated with new businesses. In addition, our portfolio companies are also subject to the risks associated with research and development of new technologies. These risks include the risk that new technologies cannot be identified, developed or commercialized, may not work, or may become obsolete. Our portfolio companies must successfully acquire licenses to new technologies, and in some cases, further develop new technologies. We cannot assure you that any of our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies with greater access to, and resources for, further development of these new technologies. We may not be able to sell the securities we receive in connection with our technology acquisition alliances or technology transfers if our portfolio companies are not successful.

Our portfolio companies depend upon the research and development activities of universities, medical research centers and federal research laboratories, over which neither our portfolio companies nor we have any control.

Our portfolio companies depend upon the research activities of universities, university incubators, medical research centers, corporate research laboratories and federal research laboratories. Neither we, nor our portfolio companies, have any control over the research activities of these institutions and entities. As neither we nor our portfolio companies provide supervision of any of these institutions or entities, and we cannot ensure that the research will be done properly and that the results, which we may license, will be reproducible. In addition, we have no control over what types of technologies are presented to us by these institutions or entities for evaluation and commercial development. Further, the licenses to technologies that our portfolio companies obtain may be non-exclusive.

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

Many of our portfolio companies rely upon patents to protect the technologies that they license. If the patents on technologies that they license are found to infringe upon the rights of others, or are held to be invalid, then the licenses to such technologies will have little or no value to our portfolio companies. In addition, if a patent to a technology licensed by a portfolio company is found to infringe upon the rights of others, the portfolio company may be liable for monetary damages. Our portfolio companies are dependent upon the universities, medical centers, corporate research laboratories or government research facilities to file, secure and protect patents on licensed technologies. In the event that a patent is challenged or violated, our portfolio companies may not have the financial resources to defend the patent either in the preliminary stages of litigation or in court. In addition, if our portfolio companies acquire licenses to technologies with patents pending, we cannot assure you that such patents will be granted. If any such events were to occur, we may be unable to sell or otherwise dispose of the securities we received in connection with our technology acquisition alliances and technology transfers with such companies.

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

To effectuate a technology transfer, we typically create a newly formed company to acquire a new technology from a university, medical center, corporate research laboratory or federal research laboratory and then exchange the securities of such newly formed company for securities in the company that acquires such newly formed company and the technology held by such newly formed company. We anticipate that some of such transactions will be structured as tax-free exchanges under Section 368 of the Internal Revenue Code. A benefit of structuring our technology transfers as tax-free exchanges under Section 368 is that such transactions do not result in a current taxable event for us for income tax purposes. If Section 368 were to be amended so that we were no longer able to structure our technology transfers as tax-free exchanges or the Internal Revenue Service took a negative position regarding our tax treatment of our technology transfers as tax-free exchanges, we may not be able to effectuate these type of technology transfers on commercially reasonable terms without suffering adverse tax consequences. In such event, we may be required to significantly alter the use of these type of technology transfers, which could have a significant negative impact on our business and operating results.

The agreements we have with universities, medical research centers, corporate research laboratories and federal research laboratories do not guarantee that such entities will grant licenses to us or other companies.

The agreements that we have entered into with universities, medical research centers, corporate research laboratories and federal research laboratories provide us with the ability to evaluate the commercial potential for technologies at an early stage of development. These agreements, however, do not provide us with any guarantee that following our evaluation, the university, medical research center, corporate research laboratories or federal research laboratory will grant a license to us or other companies. As a result, we may expend time and resources evaluating a technology and not be able to secure a license to such technology.

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

At December 31, 2008 and December 31, 2007, investments amounting to $12.1 million, or 26% of our total assets, and $28.9 million, or 64% of our total assets, respectively, have been valued at fair value as determined by our Board of Directors. Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Because there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we hold. If we were required to sell any such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

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

We are focusing our business on providing innovation services to our clients which is a new and uncertain trend in our industry.

We are focused on providing innovation services to our clients. While these services utilize our well established technology transfer capabilities, they also incorporate additional products and services which in their entirety are as yet unproven in their ability to generate consistent significant revenue. As a result, if our innovation services are not well received by our clients or if industry changes its focus off of innovation, this may result in reduced revenue and profitability for us.

The consulting services business is highly competitive, and we may not be able to compete effectively.

The innovation consulting services business in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Many of our competitors have a greater national and international presence, as well as have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Our ability to compete also depends in part on the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, it could negatively affect our operating results.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our services and results of operations.

Our innovation consulting services business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified professionals are constantly in demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other research and consulting firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our operating results.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which could negatively affect our operating results.

A significant portion of our revenues is derived from a limited number of clients, which may cause our operating results to be unpredictable.

As an innovation services firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate. In addition, if we fail to collect a large trade receivable or group of receivables, we could be subject to significant financial exposure.

Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our revenue-generating employees and the quality of our services.

As an innovation services firm, our ability to secure new engagements depends heavily upon our reputation and the individual reputations of our professionals. Any factor that diminishes our reputation or that of our employees, including not meeting client expectations or misconduct by our employees, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.

Innovation consulting segment revenues constituted approximately 55% of our total revenues for 2008. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

•	Delivering consistent, high-quality consulting services to our clients;

•	Tailoring our consulting services to the changing needs of our clients; and

•	Our ability to match skills and competencies of our consulting staff to the skills required for the fulfillment of existing or potential innovation consulting engagements.

Any material decline in our ability to replace consulting arrangements could have an adverse impact on our revenues and our financial condition.

The absence of long-term contracts with our clients reduces the predictability of our revenue.

Our clients are generally able to reduce or cancel their use of our professional services without penalty and, in some circumstances, with little notice. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. We will need to continuously acquire new clients and/or new projects to meet our expenses. When a client defers, modifies or cancels a project, there is no assurance that we will be able to rapidly redeploy our professionals to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business while at the same time our expenses are generally longer term in nature with the result that our revenue and profits may decline.

Additional hiring and business acquisitions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, including those we have completed so far. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

•	The diversion of management’s time, attention and resources from managing the Company;

•	The failure to retain key acquired personnel;

•	The adverse short-term effects on reported operating results from the amortization or write-off of acquired goodwill and other intangible assets;

•	The potential impairment of existing relationships with our clients, such as client satisfaction or performance problems, whether as a result of integration or management difficulties or otherwise;

•	The creation of conflicts of interest that require us to decline or resign from engagements that we otherwise could have accepted;

•	The potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	Increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	The usage of contingent earnouts based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business; and

•

A decision not to fully integrate an acquired business may lead to the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs.

If we fail to successfully address these risks, our ability to compete may be impaired.

The failure to integrate or negotiate successfully any future acquisitions could harm our business and operating results.

If we acquire businesses in the future and are unable to integrate successfully these businesses, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. We may be unable to identify appropriate acquisition candidates. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may revalue or write-down the value of goodwill and other intangible assets in connection with future acquisitions, which would negatively affect our operating results.

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

We have operations in the United Kingdom and make investments in foreign companies. As of December 31, 2008, approximately 14% of our assets were comprised of assets in foreign operations and investments in foreign companies.

Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign clients may have longer payment cycles than clients in the U.S.;

•	tax rates in certain foreign countries may exceed those in the U.S. and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;

•	exposure to risks associated with changes in foreign exchange rates;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights; and

•	required compliance with a variety of foreign laws and regulations.

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

Our common stock continues to trade in excess of our net asset value. See Note 17 “Selected Per Share Data and Ratios” to our consolidated financial statements included in this Form 10-K. There can be no assurance, however, that our common stock will continue to trade at a premium to our net asset value. The possibility that our common stock will trade at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease.

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

Clifford M. Gross, Ph.D., our Chairman, beneficially owns approximately 18% of our common stock as of December 31, 2008. Therefore, Dr. Gross may be able to exert influence over our management and policies. Dr. Gross may acquire additional equity in our company in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of the sale of our company and might ultimately affect the market price of our common stock.

The recent departure of our chief executive officer could have an adverse effect on our business, financial condition and results of operations.

Following the conclusion of his employment agreement, on March 1, 2009, Clifford M. Gross, Ph.D, our then Chief Executive Officer, retired from such position. In addition, Dr. Gross, who is also the Chairman of our Board of Directors, will not stand for re-election as a member of our Board of Directors at our 2009 annual meeting of stockholders. Over the years, we have been dependent upon Dr. Gross’ key contacts with universities, medical research centers and federal research laboratories to maintain our access to new technologies and our relationships with companies in the private sector in order to effectuate the sale of technology rights. No assurances can be made that the retirement of Dr. Gross will not have an adverse effect on our business, financial condition and results of operations.

Future sales of our common stock in the public market could lower our stock price.

Clifford M. Gross, Ph.D., the Chairman of our Board of Directors, beneficially owns approximately 18% of our shares of common stock as of December 31, 2008. Dr. Gross is free to sell those shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholders may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our securities.

In addition, Dr. Gross has registration rights which require us to register sales of his shares under the Securities Act. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of such shares for sale, would have on the market price prevailing from time to time. Sales by Dr. Gross of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Such a reduction in the market price of our common stock could impair our ability to raise additional capital through future public offerings of our equity securities.

We may need additional capital in the future and it may not be available on acceptable terms.

We have historically relied on equity financing and, to a lesser extent, cash flow from operations including the sale of our investments and debt financing to fund our operations, capital expenditures and expansion. However, we may require additional capital in the future to fund our operations or respond to competitive pressures or strategic opportunities. We cannot assure that additional financing will be available on terms favorable to us, or at all. In addition, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

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

We may require additional capital in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•

Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from incurring additional debt until we satisfy this test;

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

We also lease office space in Illinois, Washington D.C., Pennsylvania and the United Kingdom. These properties are adequate for our current needs.

Item 3.	Legal Proceedings

We may be a party from time to time in certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock trade on the NYSE Alternext US and the AIM market of the London Stock Exchange under the symbol “UTK”. Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock.

We had approximately 3,000 stockholders of record at February 13, 2009. The net asset value per share of our common stock at December 31, 2008 was $3.57.

Price Range of Common Stock and Dividends

The following table reflects the high and low closing prices for our common stock as reported on the NYSE Alternext US and the cash dividends declared per common share for the period indicated:

	High	Low	Dividends
Fiscal year 2008
First quarter	$13.05	$9.95	—
Second quarter	$11.10	$9.98	—
Third quarter	$11.05	$9.50	—
Fourth quarter	$10.29	$8.65	—

Fiscal year 2007
First quarter	$13.84	$10.55	—
Second quarter	$17.90	$13.16	—
Third quarter	$17.57	$13.00	—
Fourth quarter	$16.49	$12.72	—

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

Performance Graph

The following graph shows a comparison of the five-year cumulative total return, assuming the reinvestment of dividends, on our common stock with that of the Russell Microcap Index, the Company’s sale of technology rights peer group including British Technology Group plc, Competitive Technologies, Inc., IP Group plc, and Sagentia Group AG, and the Company’s innovation consulting services peer group including Forrester Research, Inc., Gartner, Inc., Huron Consulting Group, Inc. and Diamond Management and Technology Consultants Inc. The graph assumes $100 was invested on December 31, 2003 in our common stock, the Russell Microcap Index companies, and the companies in both of the peer groups. Note that historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG UTEK, RUSSELL MICROCAP INDEX AND THE COMPANY’S PEER GROUPS

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial and other data and has been derived from our audited financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this annual report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Income from operations	$20,178,119	$20,300,949	$56,952,937	$22,743,823	$7,188,615
Net income (loss) from operations	(8,382,998)	3,776,742	19,944,207	5,887,830	942,722
Net income (loss) from operations per diluted common share	$(0.84)	$0.42	$2.27	$0.80	$0.15
Weighted average shares:
Diluted	9,947,221	8,989,234	8,786,605	7,325,312	6,098,537
Cash dividends declared per common share	—	—	$0.04	—	—

	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$45,886,209	$45,221,077	$53,040,810	$49,005,960	$25,879,644
Long-term obligations	839,765	—	—	—	—
Net asset value per share	$3.57	$4.85	$5.71	$5.58	$3.85

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Executive Summary

Our total assets were $45.9 million and our net assets were $38.9 million at December 31, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $3.57 at December 31, 2008 and $4.85 at December 31, 2007. At the end of fiscal year 2008, we had $839,765 long-term debt outstanding and $3.9 million in cash and cash equivalents.

Income from operations for fiscal year 2008 totaled approximately $20.2 million, as compared to $20.3 million in 2007. Net income (loss) from operations for fiscal year 2008 totaled approximately $(8.4) million as compared to $3.8 million in 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately $4.2 million in 2008 as compared to $1.4 million in 2007. In this regard, we received gross proceeds of $2.3 million in 2008 and $1.9 million in 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was $12.2 million in 2008 as compared to $10.8 million in 2007.

Current Market Conditions

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in late 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial markets and caused increasing global economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital, including us and our portfolio companies. Moreover, the deterioration in the equity markets has had a significant impact on the valuations of our investments and the cash proceeds that we have been able to obtain upon the sale of our investments. A further worsening of this situation or a prolonged period without improvement from the levels at the end of 2008 could adversely affect our financial position.

Portfolio Activity

The following is a list of significant changes in our portfolio during the year ended December 31, 2008:

•

The sale of some or all of our shares in Broadcast International, Inc., CSMG Technologies, Inc., Ecosphere Technologies, Inc., MATECH Corp, Advanced Medical Isotope Corp. and various other portfolio companies for approximately $2.3 million, which resulted in realized losses of $4.2 million (net of income tax effect);

•	The completion of 7 technology transfers valued at approximately $4.6 million (one technology transfer was completed for $125,000 in cash); and

•	A net unrealized loss of $12.2 million (net of income tax effect) in the fair value of our investments.

Our most significant portfolio investments at December 31, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc., Cyberlux Corporation and Mimedx Group, Inc. These five investments total $9.6 million in fair value and represent 80% of our investments, excluding U.S. Treasuries and certificates of deposit, and 21% of total assets at December 31, 2008.

Our capital investments made in our newly formed companies during the year ended December 31, 2008 totaled $1.8 million. Of the total capital invested in our newly formed companies during the year ended December 31, 2008, $455,000 was expended on license and consulting fees and $1.3 million was spent to assist our clients in commercializing their new technology. All of these items are reflected in the accompanying consolidated statement of operations as acquisition of technology rights.

The net unrealized depreciation for the year ended December 31, 2008 was primarily due to a reduction in value of the following eight investments in our portfolio: MATECH Corp, Rim Semiconductor Company, Advanced Refractive Technologies, Inc., Broadcast International, Inc., Cyberlux Corporation, Emission & Power Supply, Inc., Tesla Vision Corporation and World Energy Solutions, Inc.; partially offset by the appreciation related to the recognition of unrealized losses of Ecosystem Corporation (formerly GS Energy Corporation) and The Renewable Corporation. Because we had previously recorded an unrealized depreciation of $3.3 million in the fair value of our investment in Ecosystem Corporation and The Renewable Corporation, we had to make an accounting entry to reverse such unrealized depreciation when we sold such investment and recognized a realized loss of $3.3 million.

While these unrealized losses were significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of holdings in approximately 40 companies. Many of these positions are with small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its cash outlay spent in connection with technology acquisition alliance agreements and/or acquiring and transferring technology to them.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability to obtain additional capital, inability to execute business model, termination of technology licenses, etc.) or to general marketplace factors. Moreover, in the event that the United States economy remains in a prolonged recession, it is possible that these companies could be negatively impacted, which could ultimately lead to greater difficulty in our ability to sell our equity investments in such companies at acceptable levels, or at all.

Results of Operations

Summary of Results for Years Ended December 31, 2008, 2007 and 2006

Income from Operations (Revenue)

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007	Percent Change 2007 versus 2006
Innovation consulting services	$11,135	$—	$—	100%	—%
Sale of technology rights	4,685	16,373	51,191	(71)%	(68)%
Subscription and other services	3,959	3,343	4,950	18%	(32)%
Investment income, net	399	585	812	(32)%	(28)%

Income from operations	$20,178	$20,301	$56,953	(1)%	(64)%

Innovation Consulting Services

As a result of our acquisition of three innovation consulting services companies (i.e. Strategos, Innovaro and Social Technologies Group) in 2008, our innovation consulting revenue increased to $11.1 million for the year ended December 31, 2008, versus $-0- for the years ended December 31, 2007 and 2006. In subsequent periods, it is our intention to pursue additional strategic acquisitions, which will continue to increase the innovation consulting services revenue and enhance our ability to better service the innovation needs of our clients.

Sale of Technology Rights

Sale of technology rights income strictly relates to the revenue generated from completed technology transfers. We completed seven technology transfers during the year ended December 31, 2008 compared to the sixteen and twenty-nine technology transfers completed during the years ended December 31, 2007 and 2006, respectively. Overall equity market conditions have generally forced micro-capitalization stock prices down, making it more difficult for some of our clients to issue a reasonable amount of stock with sufficient value in exchange for these technologies. In addition, the Company is pursuing technology transfers on a more selective basis to mitigate the risk of declining stock prices with respect to the stock consideration we receive in connection with our technology transfers. This has resulted in a decrease in the number of executed technology transfers. The technology transfers had an average value of $669,000, $1.0 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. With the exception of $125,000 in 2008 and $200,000 in 2007, all income from the sale of technology rights for the years ended December 31, 2008, 2007 and 2006 was received in the form of equity securities.

To mitigate the risk of declining stock prices with respect to the stock consideration we receive in connection with our technology transfers, we believe that going forward most technology transfers will be completed for cash as opposed to stock. Management expects that our 2009 revenues from the sale of technology rights will decrease from 2008 revenues.

Subscription and Other Services

Our subscription and other services revenue was $4.0 million for the year ended December 30, 2008 versus $3.3 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively. Included in this income category are our global technologies licensing income from our technology acquisition alliance fees, our information services website subscription income, our patent analytic fees and various other services.

Our global technologies licensing income was approximately $1.0 million for the year ended December 31, 2008 as compared to $1.3 million for the year ended December 31, 2007. The decrease in 2008 resulted primarily from a decrease in the number of technology acquisition alliances signed. The number of new agreements added in 2008 was thirty-two as compared to eighty new agreements in 2007. During 2008, we did implement a price increase, but due to the lowered number of alliances, the income was still lower than in 2007. All agreements signed during 2008 were for payment in cash.

Our global technologies licensing income was approximately $1.3 million for the year ended December 31, 2007 as compared to $2.8 million for the year ended December 31, 2006. We increased the number of new technology acquisition alliances from forty-four in 2006 to eighty in 2007; however, in January 2007, we reduced the price of our technology acquisition alliance services and changed the payment terms from primarily stock to primarily cash. This was done to enhance client diversification and reduce the cost of handling small equity stakes and resulted in a decrease in income from 2006 to 2007. Of the eighty alliances formed in 2007, three agreements called for payment in stock and the remaining agreements called for monthly fees to be paid in cash.

Our information services division had website subscription income of $2.1 million in 2008 as compared to $1.3 million for each of 2007 and 2006. The increase is attributable to the acquisition of Pharmalicensing in January 2008, which accounted for $760,000 in subscription revenues for the year ended December 31, 2008.

Our other services generated $826,000 in income during 2008 compared to $731,000 in 2007 and $830,000 in 2006. Income from other services for the year ended 2008 increased by $494,000 related to Strategos software and licensing income.

It is our intention to grow our subscription and other services revenue internally as well as with additional strategic acquisitions for 2009.

Investment Income, net

Investment income decreased in 2007 and 2008 due to lower cash and cash equivalent balances and reduced available interest rates. Interest income is expected to continue to decline in 2009 as a result of these same factors.

Expenses

Direct Costs of Innovation Consulting Services

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007	Percent Change 2007 versus 2006
Direct costs of innovation consulting services	$10,124	$—	$—	100%	—%
As a percent of innovation consulting services	91%	—%	—%	-ppt	-ppt	*

*	The abbreviation “ppt” throughout this section denotes percentage points.

Direct costs of innovation consulting services are comprised of salaries and related taxes, bonuses, certain outside services and other direct project costs related to innovation consulting services revenue. This expense line item was created in 2008 as a result of the acquisitions of Strategos, Innovaro and Social Technologies Group.

The most significant portion of direct costs of innovation consulting services is comprised of consulting personnel compensation including bonuses. Bonuses comprised $5.9 million of direct costs of innovation consulting services for the year ended December 31, 2008. The bonus plans currently in place allow for a pre-determined compensation committee to review each employee’s performance throughout the year in order to best determine bonus amounts to be distributed. Often, the range of bonuses available to be distributed is pre-specified in each professionals employment agreement.

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

Acquisition of Technology Rights

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
Acquisition of technology rights	$1,780	$3,816	$12,945	(53)%		(71)%
As a percent of sale of technology rights	38%	23%	25%	15	ppt	(2	)ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from the year ended December 31, 2007 to the year ended December 31, 2008 was due to our completing nine less technology transfers in 2008 than in 2007. The average cost per technology transfer remained fairly consistent from 2007 to 2008, but the percentage of sale of technology rights revenue increased to 38% in 2008 as a result of the lower average revenue per technology transfer. This is a result of the decrease in the average value of technology transfers from $1.0 million in 2007 to $669,000 in 2008.

The overall decrease in acquisition of technology rights from the year ended December 31, 2006 to the year ended December 31, 2007 was due to the reduced number of technology transfers completed and reduced costs per transaction for 2007 as compared to 2006. We completed thirteen less technology transfers during 2007 than in 2006. The average cost per technology transfer decreased approximately $207,000 or 47% during the year ended December 31, 2007.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. We expect that the acquisition of technology rights costs will decrease in 2009 in conjunction with this revenue. In addition, we plan to focus on technology transfers for cash remuneration or equity transfers that do not require significant amounts of upfront cash costs.

The following table provides certain information relating to the costs of the acquisition of technology rights we incurred in connection with our technology transfers during the year ended December 31, 2008:

Date	Client Acquiring Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 28	Rim Semiconductor Company	Broadband Distance Systems, Inc.	$440,000
March 24	Rim Semiconductor Company	Multi-Carrier Communications, Inc.	383,500
March 31	Platina Energy Group, Inc.	Enhanced Oil Recovery, Inc.	360,500
June 10	World Energy Group, Inc.	Advanced Alternative Energy, Inc.	236,000
June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	60,000
September 26	World Energy Solutions, Inc.	H-Hybrid Technologies, Inc.	300,000

			$1,780,000

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

			$3,815,844

The following table provides certain information relating to the costs of the acquisition of technology rights we incurred in connection with our technology transfers during the year ended December 31, 2006:

Date	Client Acquiring Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	$300,000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc	265,000
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	534,000
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	500,000
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	400,000
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	555,000
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
May 1	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	400,000
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	528,628
July 12	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	410,000
July 14	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	512,650
July 18	CytoDyn, Inc.	Advanced Influenza Technologies, Inc.	934,399
August 11	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	523,600
August 18	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	589,000
August 29	Industrial Biotechnology Corporation	Advanced Pheromone Technologies, Inc.	325,000
September 12	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	435,000
September 22	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	335,000
October 9	World Energy Solutions, Inc.	Pure Air Technologies, Inc.	593,369
November 1	Klegg Electronics, Inc.	Universal Wireless Technologies, Inc.	265,000
November 8	Avalon Oil & Gas, Inc.	IntelliWell Technologies, Inc.	250,000
November 10	Cyberlux Corporation	SPE Technologies, Inc.	375,000
December 6	Cargo Connection Logistics Holding, Inc.	Nuclear Material Detection Technologies, Inc.	225,000

			$12,945,145

Salaries and Wages

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
Salaries and wages	$4,502	$3,519	$3,430	28%		3%
As a percent of income from operations	22%	17%	6%	5	ppt	11	ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and stock-based compensation. Salaries and wages increased $983,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of the addition of Pharmalicensing employees to the payroll of $425,000, additional salaries related to new management for the TekScout website of $125,000, increased officer salaries of $293,000 and an increase in stock-based compensation expense of $167,000 resulting from additional option grants.

Salaries and wages increased $88,000 during the year ended December 31, 2007 as compared to 2006 due primarily to an increase in officers’ compensation of $108,000 related to the COO and CFO, as well as an increase in the stock-based compensation expense of $108,000 resulting from additional option grants, partially offset by a reduction in other salaries.

We expect salaries and wages to decrease during 2009 as a result of a reduced employee count and officer salary reductions. However, the salaries and wages could increase if we acquire any companies that have a significant amount of employee costs.

Professional Fees

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
Professional fees	$1,257	$1,359	$1,320	(7)%		3%
As a percent of income from operations	6%	7%	2%	(1	)ppt	5	ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The decrease in professional fees of $101,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007 relates to a significant decrease in legal fees, partially offset by an increase in the accounting fees. The Company incurred legal fees related to its registration statement filing and responses to SEC comment letters in 2007, which were not incurred in 2008. This resulted in a decrease in legal fees of $316,000 in 2008. The accounting fees increased $206,000 related to acquisition audits performed due to filing requirements.

The increase in professional fees for the year ended December 31, 2007 compared to the year ended December 31, 2006 relates to an increase in legal fees of $185,000, partially offset by a decrease in the quarterly valuation fees of $97,000. The Company incurred legal fees related to its registration statement filing and responses to SEC comment letters in 2007 and 2006 as well as a related SEC matter in 2007.

We expect to have a decrease in professional fees for the year ended December 31, 2008 from an anticipated reduction in the number of investments requiring quarterly valuations.

Sales and Marketing

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
Sales and marketing	$2,322	$2,036	$3,128	14%		(35)%
As a percent of income from operations	12%	10%	5%	2	ppt	5	ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Commissions decreased $103,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of reduced sales. Sales related travel and entertainment costs increased $194,000 during 2008 as a result of increased travel to clients in an attempt to boost sales and the addition of travel costs of our acquired companies.

Marketing costs increased $81,000 due to the addition of marketing costs of our acquired companies and $19,000 for marketing our new TekScout website. Sales salaries increased $62,000 related to new employees from our acquired companies.

Sales and marketing expenses decreased from 2006 to 2007. Commissions decreased $395,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006 as a result of using less outside service providers for the purpose of selling technology acquisition alliance agreements. Salaries, wages and commissions paid to sales-related employees decreased $750,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to lower commissions related to the completion of thirteen fewer technology transfers. In addition, we implemented certain changes in our sales and marketing division in an effort to increase sales leads, and eventually sales, without incurring substantial additional costs.

We expect sales and marketing expenses to remain fairly consistent from 2008 to 2009 as a result of additional costs related to our new consulting division, which will be partially offset by an effort to reduce marketing costs.

General and Administrative

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
General and administrative	$3,781	$2,626	$3,653	44%		(28)%
As a percent of income from operations	19%	13%	6%	6	ppt	7	ppt

The increase in general and administrative costs for the year ended December 31, 2008 compared to the year ended December 31, 2007 is a direct result of the four acquisitions made in 2008. We had significant increases in insurance of $255,000, rent of $179,000, outside services of $180,000 and investment banking of $61,000, all of which were directly related to the acquisitions. The remainder of the increase primarily relates to employee costs as a result of these acquisitions. The increase was partially offset by a decrease in bad debt expense of $128,000 and a decrease in public relations costs of $54,000 because we stopped using an outside firm for this service.

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

We expect to have a decrease in general and administrative expenses for the year ended December 31, 2009 as a result of overhead cuts made effective in 2008. However, we may continue to acquire companies in the future which could increase these expenses.

Amortization and Depreciation

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
Amortization and depreciation	$1,096	$212	$212	416%		—%
As a percent of income from operations	5%	1%	—%	4	ppt	1	ppt

The increase in amortization and depreciation expense for the year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006 was a direct result of the four acquisitions in 2008. We acquired $12.4 million in intangible assets and $350,000 in fixed assets during 2008 in connection with these acquisitions, which significantly increased our annual amortization and depreciation expense.

Goodwill Impairment

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
Goodwill impairment	$—	$210	$235	—%		(11)%
As a percent of income from operations	—%	1%	—%	(1	)ppt	1	ppt

Management conducts an annual impairment analysis at the end of each year. No impairments were incurred in 2008.

The Company determined there was an impairment of the goodwill related to the Pharma Transfer, Ltd. acquisition and an impairment of the goodwill related to the Knowledge Express acquisition in 2007. As a result, the Company recorded a partial impairment of the related goodwill during 2007. These write-downs resulted in an impairment charge of approximately $159,000 ($99,000 after tax) for the United Kingdom segment and $51,000 ($32,000 after tax) for the United States segment during 2007.

We decided during 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer. These changes were other-than-temporary; therefore our management determined there was an impairment of the original purchase goodwill. We recorded a total impairment of the goodwill for UTEKip (Israel segment) in 2006. This resulted in a write-down of approximately $235,000 ($147,000 after tax) for the year ended December 31, 2006.

Net Realized Gains or Losses on Investments

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007	Percent Change 2007 versus 2006
Realized gains/ (losses)	$(4,232)	$(1,447)	$903	192%	(260)%

Net realized losses on investments, net of income tax effect, amounted to $4,232,138 for the year ended December 31, 2008 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Advanced Medical Isotope Corporation	600,000	$203,950
Avalon Oil and Gas, Inc.	247,200	(235,050)
Broadcast International, Inc.	478,562	479,441
EcoSystem Corporation	922,446	(1,513,603)
eLinear, Inc.	261,234	(118,963)
The Renewable Corporation	2,491	(1,805,369)
MATECH Corporation	2,728,243	(323,273)
Pathway One PLC	3,000,000	(265,790)
All other investments sold	20,434,345	(653,481)

Total		$(4,232,138)

Net realized losses on investments, net of income tax effect, amounted to $1,447,380 for the year ended December 31, 2007 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Shumate Industries, Inc.	171,432	$127,234
Health Sciences Group, Inc.	3,023,703	(974,894)
Swiss Medica, Inc.	1,735,000	(181,851)
Xethanol Corporation	136,838	(378,936)
Broadcast International, Inc.	505,798	222,543
Power3 Medical Products, Inc.	221,033	(106,931)
All other investments sold	3,557,785	(154,545)

Total		$(1,447,380)

Net realized gains on investments, net of income tax effect, amounted to $903,181 for the year ended December 31, 2006 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Z Trim Holdings	973,508	$395,270
Xethanol Corporation	1,215,475	1,889,832
E Med Future, Inc.	675,032	(218,444)
NutraCea International Corporation	359,182	277,325
SheerVision Inc.	129,835	(330,063)
Intra-Asia Entertainment Corporation	720,639	(968,709)
All other investments sold(1)	8,161,083	(142,030)

Total		$903,181

(1)	We elected to abandon our right, title and interest in and to 400,000 shares common stock of HydroFlo, Inc. See Note 2 of Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data.”

Net realized gains and losses can vary substantially due to a variety of factors and may not be indicative of future performance. As a result of the uncertainty surrounding the future values of our investments, we are unable to make any projections or estimates regarding realized gains or losses expected in 2009.

Net Changes in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis and changes in value result in unrealized appreciation or depreciation being recognized. At December 31, 2008, approximately 26% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the New York Stock Exchange, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors considers valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

(in thousands, except percentages)	2008	2007	2006	Percent Change 2008 versus 2007	Percent Change 2007 versus 2006
Unrealized appreciation/ (depreciation)	$(12,218)	$(10,806)	$(25,758)	13%	(58)%

Net change in unrealized depreciation on investments, net of income tax effect, amounted to $12,217,977 for the year ended December 31, 2008 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc.	$(648,249)
Broadcast International, Inc.	(687,966)
Cyberlux Corporation	(710,231)
Emission & Power Supply, Inc.	(813,678)
EcoSystem Corporation (GS Energy Corporation)	1,462,503
The Renewable Corporation (Industrial Biotechnology Corp.)	1,805,544
Tesla Vision Corporation	(510,498)
MachineTalker, Inc.	(333,430)
MATECH Corporation	(2,439,129)
MiMedx Group, Inc.	705,529
Platina Energy Group, Inc.	(454,478)
RIM Semiconductor Company	(1,117,982)
World Energy Solutions, Inc.	(1,229,624)
All other investments	(1,556,095)
Deferred tax valuation allowance	(5,690,193)

$(12,217,977)

Overall negative equity market conditions and a weakening U.S. economy have resulted in significant decreases in market prices for some of our portfolio companies. This has resulted in significant unrealized depreciation on many of our investments for the year ended December 31, 2008. In addition, we recorded a valuation allowance against our deferred tax asset during 2008. A portion of the valuation allowance ($5.7 million) was charged as an expense against the change in unrealized depreciation of investments for the year ended December 31, 2008. The valuation allowance was recorded as a result of management’s determination that it was more likely than not that our net operating loss carryforwards would not be utilized in the future. Because we had previously recorded an unrealized depreciation of $3.3 million in the fair value of our investment in Ecosystem Corporation (formerly GS Energy Corporation) and The Renewable Corporation, we had to make an accounting entry to reverse such unrealized depreciation when we sold such investment and recognized a realized loss of $3.3 million.

Net unrealized depreciation on investments, net of income tax effect, amounted to $10,806,048 for the year ended December 31, 2007 and was related to our investments as follows:

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

$(10,806,048)

The net unrealized depreciation for the year ended December 31, 2007 was primarily due to the write down of five investments in our portfolio, including Advanced Refractive Technologies, Inc., Klegg Electronics, Inc., Manakoa Services Corporation, Industrial Biotechnology Corporation and World Energy Solutions, Inc.

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

$(25,758,186)

The net unrealized depreciation for the year ended December 31, 2006 was mostly due to the significant write down of five of our portfolio investments: Industrial Biotechnology Corporation, Trio Industries Group, Inc., KP Renewables, Plc., UBA Technology, Inc., and CytoDyn, Inc.

While these unrealized losses were significant, reduction in values and failures among small cap companies is not unexpected and may occur in the future. The current portfolio is comprised of holdings in more than 40 companies. Many of these positions are with small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its cash outlay spent in connection with technology acquisition alliance agreements and/or acquiring and transferring technology to them. Changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors and may not be indicative of future performance.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $3.9 million. We also had investments in certificates of deposit (CDs) of $292,000. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three-month to one-year maturities. These investments do not qualify as cash equivalents.

In prior years, we had financed substantially all of our operations through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of technology acquisition alliance and other consulting services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary sources of liquidity and capital for the year ended December 31, 2008 were $15.5 million received in connection with operations, $2.0 million received from the repayment of our loan receivable from UTEK Real Estate Holdings, Inc., $2.3 million in proceeds generated from the sale of shares of our portfolio companies and $190,000 in proceeds from the exercise of stock options.

A portion of our income from operations consists of the sale of technology rights and income from technology acquisition alliances in exchange for equity securities rather than cash. In the year ended December 31, 2008, 23% of our income from operations was paid in the form of equity securities. Of the $20.1 million in income from operations for the year ended December 31, 2008, $15.5 million was received in the form of cash. During the year ended December 31, 2008, we used approximately $1.8 million to fund our technology transfer transactions and approximately $23.0 million for operating expenses. Looking forward to 2009, we expect that our cash generating operations and operating expenses will both increase as a result of our acquisitions. We expect our cash outflow for technology transfer transactions will be scaled to available cash.

During 2008, we acquired $813,000 in cash in connection with our acquisitions. In addition, we acquired a certain amount of debt in connection with the acquisition of Social Technologies Group in 2008, of which a balance of $839,765 remained at December 31, 2008.

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (3.25% as of December 31, 2008). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. As of December 31, 2008, we had not used the credit line.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, our investments in certificates of deposit, as well as with cash generated by operations and the sales of our investments. We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for at least the next twelve months. We have already made significant progress in reducing our overhead expenses for the company. In addition, we may seek to raise additional funds through public or private debt or equity financing for long-term liquidity. However, additional funds may not be available on favorable terms to us, if at all.

Contractual Obligations

The following table reflects a summary of our contractual obligations and other commercial commitments as of December 31, 2008:

Contractual Obligations

	Payments due by December 31,					Payments due more than 5 Years
	2009	2010	2011	2012	2013
Notes payable	$284,965	$145,121	$155,903	$155,421	$-0-	$-0-

Capital lease obligations	$52,135	$35,928	$10,292	$-0-	$-0-	$-0-

Operating lease obligations	$308,470	$103,112	$77,742	$900	$-0-	$-0-

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

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) on a prospective basis in the first quarter of 2008. SFAS 157 requires us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

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

The fair value of our investments at December 31, 2008 and December 31, 2007 was determined by our Board of Directors. At December 31, 2008 and December 31, 2007, we received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire portfolio of investments for which market quotations were not available.

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

Stock-Based Compensation

We account for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the years ended December 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Purchase Price Allocation Process for Business Combinations

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

Recently Issued Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement will not have a material effect on the Company’s financial statements.

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

We are also subject to risk from changes in foreign exchange rates with respect to our subsidiaries that use a foreign currency as their functional currency. Such changes could result in cumulative translation gains or losses that are included in our net assets. Revenue from foreign subsidiaries as a percentage of total revenue was 8% for the year ended December 31, 2008. Our foreign subsidiaries are based in the United Kingdom and Israel. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. We generally do not use foreign currency options and forward contracts to hedge against the earnings effect of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Item 8.	Financial Statements and Supplementary Data

UTEK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

UTEK Corporation and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated statements of assets and liabilities of UTEK Corporation and subsidiaries (the “Company”) including the schedules of investments as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and changes in net assets for the three years ended December 31, 2008. These consolidated financial statements and consolidated schedules of investments are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules of investments based on our audits.

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

In our opinion, the consolidated financial statements and schedules of investments referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations, cash flows and changes in net assets for the three years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

February 27, 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Pender Newkirk & Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

UTEK Corporation and Subsidiaries

Tampa, Florida

We have audited the internal control over financial reporting of UTEK Corporation and Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on of the Company’s internal control over financial reporting based on our audit.

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

In our opinion the Company maintained effective internal control over financial reporting as of December 31, 2008, in all material respects, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Company, including the schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

February 27, 2009

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2008	December 31, 2007
ASSETS
Investments:
Non-affiliate investments (cost: 2008 - $36,994,463; 2007 - $31,588,337)	$5,603,440	$6,705,850
Affiliate investments (cost: 2008 - $38,559,629; 2007 - $43,779,616)	3,477,200	14,429,000
Controlled investments (cost: 2008 - $10,637,748; 2007 - $17,231,458)	2,987,500	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008 - $291,581; 2007 - $1,498,346)	291,581	1,498,346

Total investments	12,359,721	30,401,757
Cash and cash equivalents	3,922,297	5,254,576
Accounts receivable, net of allowance for bad debt	2,290,363	358,338
Prepaid expenses and other assets	750,502	378,248
Fixed assets, net	653,208	476,578
Goodwill	15,246,143	2,821,064
Intangible assets	10,663,975	123,812
Deferred tax asset	—	5,406,704

TOTAL ASSETS	45,886,209	45,221,077

LIABILITIES
Accounts payable	575,988	421,595
Accrued expenses	995,652	369,098
Notes payable and other debt	839,765	—
Deferred revenue	2,849,270	755,836
Deferred tax liability	1,773,441	—

TOTAL LIABILITIES	7,034,116	1,546,529

NET ASSETS	$38,852,093	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 12,134,959 and 9,011,276 shares issued; 10,879,900 and 9,011,276 shares outstanding at December 31, 2008 and 2007, respectively	$108,800	$90,114
Additional paid-in capital	75,067,857	53,148,643
Accumulated income:
Accumulated net operating income	25,115,109	33,498,108
Net realized loss on investments, net of income taxes	(7,744,736)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(51,921,150)	(39,703,173)
Foreign currency translation adjustment	(1,773,787)	153,454

Net assets	$38,852,093	$43,674,548

Net asset value per share	$3.57	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

	Year ended December 31
	2008	2007	2006
Income from operations:
Innovation consulting services	$11,134,855	$—	$—
Sale of technology rights	4,684,680	16,372,550	51,190,576
Subscription and other services	3,959,243	3,343,134	4,950,036
Investment income, net	399,341	585,265	812,325

	20,178,119	20,300,949	56,952,937

Expenses:
Direct costs of innovation consulting services	10,124,462	—	—
Acquisition of technology rights	1,780,000	3,815,844	12,945,145
Salaries and wages	4,501,957	3,518,769	3,430,327
Professional fees	1,257,307	1,358,668	1,320,108
Sales and marketing	2,322,406	2,035,860	3,127,841
General and administrative	3,781,008	2,625,559	3,653,499
Amortization and depreciation	1,096,490	212,350	211,933
Goodwill impairment	—	210,140	234,940

	24,863,630	13,777,190	24,923,793

(Loss) income before income taxes	(4,685,511)	6,523,759	32,029,144
Provision for income taxes	3,697,487	2,747,017	12,084,937

Net (loss) income from operations	(8,382,998)	3,776,742	19,944,207

Net realized and unrealized gains (losses):
Net realized gains (losses) on investments, net of income tax expense (benefit)	(4,232,138)	(1,447,380)	903,181
Net change in unrealized depreciation of investments, net of deferred tax expense (benefit)	(12,217,977)	(10,806,048)	(25,758,186)

Net decrease in net assets from operations	$(24,833,113)	$(8,476,686)	$(4,910,798)

Net decrease in net assets from operations per share:
Basic	$(2.50)	$(0.94)	$(0.56)
Diluted	$(2.50)	$(0.94)	$(0.56)
Weighted average shares:
Basic	9,947,221	8,989,234	8,786,605
Diluted	9,947,221	8,989,234	8,786,605
Dividend declared or paid per share:	—	—	$0.04

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
Operating Activities:
Net decrease in net assets from operations	$(24,833,113)	$(8,476,686)	$(4,910,798)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	10,466,219	17,325,713	41,298,325
Proceeds received on sale of equity investments	2,265,430	1,923,528	9,740,302
Net proceeds from sale (purchases) of short-term investments	1,206,766	3,086,305	7,555,540
Net repayment from (investment in) UTEK Real Estate Holdings, Inc.	1,965,261	(783,789)	(1,181,472)
Depreciation and amortization	1,096,490	212,350	211,933
Goodwill and intangible asset impairment	—	210,140	301,469
(Gain) loss on sale of investments	6,785,540	2,320,637	(1,448,344)
Loss on disposal of fixed assets	13,448	22,403	37,263
Bad debt expense	78,150	364,586	108,943
Stock-based compensation	779,865	612,893	504,589
Deferred income taxes	2,870,820	(4,645,904)	(2,911,021)
Investment securities received in connection with the sale of technology rights	(4,559,680)	(16,172,550)	(51,190,576)
Consulting and other services rendered in exchange for investment securities	(45,269)	(1,021,117)	(2,104,287)
Changes in operating assets and liabilities:
Accounts receivable	1,749,091	124,231	55,859
Prepaid expenses and other assets	(126,445)	(3,241)	73,801
Deferred revenue	(577,448)	(222,059)	(22,145)
Accounts payable and accrued expenses	(1,468,052)	363,920	48,969

Net cash flows from operating activities	(2,332,927)	(4,758,640)	(3,831,650)

Investing Activities:
Purchases of fixed assets	(23,772)	(50,042)	(443,536)
Cash received (paid) in connection with acquisitions	813,211	—	(1,000,000)

Net cash flows from investing activities	789,439	(50,042)	(1,443,536)

Financing Activities:
Net proceeds from issuance of common stock	—	—	8,955,182
Proceeds from exercise of stock options / warrants	189,794	542,681	755,518
Distributions to stockholders	—	(179,032)	(177,865)
Payments on notes payable and other debt	(12,248)	—	—

Net cash flows from financing activities	177,546	363,649	9,532,835

Foreign currency translation adjustment	33,663	14,498	151,836

Increase (decrease) in cash and cash equivalents	(1,332,279)	(4,430,535)	4,409,485
Cash and cash equivalents at beginning of period	5,254,576	9,685,111	5,275,626

Cash and cash equivalents at end of period	$3,922,297	$5,254,576	$9,685,111

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2008	2007	2006
Supplemental Disclosures of Non-Cash Investing Activities
The Company issued 153,967 shares of common stock to purchase Pharmalicensing Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$2,534,197
Less: Fair value of common stock issued	2,150,000

Liabilities assumed	$384,197

The Company issued 502,970 shares of common stock to purchase Carmi, Inc., a 100% owned subsidiary of Strategos, LLC. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$9,339,383
Less: Fair value of common stock issued	6,040,669
Less: contingent liability incurred	1,952,340

Liabilities assumed	$1,346,374

The Company issued 345,857 shares of common stock to purchase Innovaro Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$4,945,313
Less: Fair value of common stock issued	3,664,313
Less: Foreign currency translation adjustment	52,875

Liabilities assumed	$1,228,125

The Company issued 499,014 shares of common stock to purchase Social Technologies Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$8,782,600
Less: Fair value of common stock issued	5,088,438

Liabilities assumed	$3,694,162

The Company issued 329,670 shares of common stock in connection with Strategos’ earnout contingency in 2008	$3,959,337

The Company issued 6,131 shares of common stock in connection with Innovaro’s earnout contingency in 2008	$65,483

The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City Group, Inc.			$1,000,000

Investment securities received for unearned technology acquisition alliance services (net)	$87,500	$280,463	$2,030,874

Dividend declared not paid			$179,032

UTEK Corporation

Consolidated Statements of Changes in Net Assets

	Year ended December 31
	2008	2007	2006
Changes in net assets from operations:
Net (loss) income from operations	$(8,382,998)	$3,776,742	$19,944,207
Net realized gain (loss) on sale of investments, net of related income taxes	(4,232,138)	(1,447,380)	903,181
Change in net unrealized depreciation of investments, net of related deferred taxes	(12,217,977)	(10,806,048)	(25,758,186)

Net decrease in net assets from operations	(24,833,113)	(8,476,686)	(4,910,798)

Distributions to Stockholders (Paid or Declared):
From net income from operations(1)	—	—	(356,897)

Capital stock transactions:
Proceeds from issuance of common stock net of offering costs of $1,044,860 for the year ended December 31, 2006	—	—	8,955,182
Proceeds from the exercise of stock options	189,794	542,681	755,518
Issuance of stock options for compensation	779,865	612,893	504,587
Deferred tax related to stock-based compensation expense	—	—	440,616
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	—	—	1,000,000
Common stock issued in acquisition of Pharmalicensing Ltd.	2,150,000	—	—
Common stock issued in acquisition of Strategos	6,040,669	—	—
Common stock issued in acquisition of Innovaro, Ltd.	3,664,313	—	—
Common stock issued in acquisition of Social Technologies Group, Inc.	5,088,438	—	—
Strategos earnout	3,959,337	—	—
Innovaro earnout	65,483	—	—

Net increase in net assets from stock transactions	21,937,899	1,155,574	11,655,903

Foreign currency translation adjustment	(1,927,241)	14,498	151,836

Net (decrease) increase in net assets	(4,822,455)	(7,306,614)	6,540,044
Net assets at beginning of year	43,674,548	50,981,162	44,441,118

Net assets at end of year	$38,852,093	$43,674,548	$50,981,162

(1)	Distributions to shareholders as noted in the Consolidated Statement of Cash Flows for the year ended December 31, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments December 31, 2008

Shares	Dates of Acquisition	Non-Affiliate Investments(1)	Original Cost Basis	Value	Percentage of Net Assets
560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	$—	$1,971,200	5.1%
		Advanced Medical Isotope Corporation(8) Medical isotope processes
95,000	9/06	Series A Convertible Preferred Stock	1,803,417	1,750,400	4.5
		Cyberlux Corporation LED lighting solutions
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	1,133,400	2.9
25,931,484	1/07	Common Stock	502,558	33,100	0.1
		Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000	4/06	Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.3
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	140	<0.1
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	151,000	0.4
321,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	300,300	81,900	0.2
		Platina Energy Group Inc. Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	66,200	0.2
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) Design and manufacture of countertops	120,000	18,000	<0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	7,800	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	2,200	<0.1
		Island Gas Resources Plc. (KP Renewables Plc)(5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	700	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	600	<0.1
940,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	18,900	400	<0.1
2,971	12/05-8/06	The Renewable Corp. (Industrial Biotechnology Corp.) Provider of renewable resources	3,455,105	—	0.0

Shares	Dates of Acquisition	Non-Affiliate Investments(1)	Original Cost Basis	Value	Percentage of Net Assets
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
		UBA Technology, Inc. Software development
2,430,740	2/06-6/06	Common Stock	1,652,900	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0

		Total Investments in Non-Affiliates	$36,994,463	$5,603,440	14.4%

		Affiliate Investments(2)
		World Energy Solutions, Inc.(7) Energy saving technologies
200,000	6/08-9/08	Series C Convertible Preferred Stock	$1,625,000	$1,450,000	3.7%
18,042,749	9/05-6/08	Common Stock	4,715,949	322,100	0.8
		MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection
17,823	12/06-6/07	Common Stock	4,170,070	58,400	0.2
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.2
		CytoDyn, Inc. Novel therapeutic agents
2,040,000	4/06-7/06	Common Stock	3,640,772	171,400	0.4
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	287,900	0.7
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	164,600	0.4
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	993,000	133,700	0.3
6,498,845	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,528,289	27,300	0.1
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	67,500	0.2
1,426,754	9/07	USTelematics, Inc.(9) Broadband telecommunication for moving vehicles	—	59,900	0.2
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	10,700	<0.1
5,724,500	5/06-8/06	NetFabric Holdings, Inc. Information technology services	489,132	600	<0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	—	0.0

Shares	Dates of Acquisition	Affiliate Investments(2)	Original Cost Basis	Value	Percentage of Net Assets
3,000,000	7/07	Pathway One Plc(5) Sales and development licenses	426,150	—	0.0
		Tesla Vision Corporation (Manakoa Services Corp.)(8) Compliance analysis and monitoring
95,000	1/07	Series B Convertible Preferred Stock	2,280,000	—	0.0
1,559,903	8/04-4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc.(9) Software products	1,708,000	—	0.0
		NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	—	0.0
210,000,000	1/08	RIM Semiconductor Company(7) Data transmission technology	1,792,500	—	0.0

		Total Investments in Affiliates	$38,559,629	$3,477,200	8.9%

		Control Investments(3)
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$2,980,000	7.7%
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	7,500	<0.1

		Total Investments in Control Investments	$10,637,748	$2,987,500	7.7%

		U.S. Treasuries and Certificates of Deposit(4)
		Certificates of Deposit:
95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	$95,035	$95,035	0.2%
100,000	10/08	Doral BK Catano P R CD, maturity 6/29/09, interest rate @ 3.55%	100,000	100,000	0.3
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.2

		Total Certificates of Deposit	$291,581	$291,581	0.8%

		Total Investments in U.S. Treasuries and CDs	$291,581	$291,581	0.8%

		TOTAL INVESTMENTS	$86,483,421	$12,359,721	31.8%

		Cash and other assets, less liabilities		26,492,372	68.2%

		Net assets at December 31, 2008		$38,852,093	100%

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

•

As of December 31, 2008, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities or where the Company holds one or more seats on the company’s Board of Directors. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc. UREHI holds 150 membership interests of the total membership interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.

(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.

(7)	During the period ended December 31, 2007, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).

(8)	Advanced Medical Isotope Corporation and Tesla Vision Corporation are related through common management.

(9)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments December 31, 2007

	Dates of		Original Cost		Percentage of Net
Shares	Acquisition	Non-Affiliate Investments(1)	Basis	Value	Assets
		Advanced Medical Isotope Corporation(12) Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	$1,803,417	$1,750,000	4.0%
600,000	5/06	Common Stock	63,000	324,000	0.7
478,562	1/06	Broadcast International, Inc. Telecommunications	579,060	1,682,100	3.9
		Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000	4/06	Series D Preferred Stock	1,996,176	560,000	1.3
97,000	3/06	Series C Preferred Stock	2,066,063	543,200	1.2
97,000	12/05	Series B Preferred Stock	1,032,675	282,300	0.6
4,000,000	5/06	Common Stock	76,368	400	<0.1
560,000	1/07	Mimedx, Inc. (privately held) Connective tissue technology	—	840,000	1.9
(7)	4/07	Synthetic Blood International, Inc. Biotechnology products	120,000	233,700	0.5
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.3
60,000	12/05	Metamorphix Global, Inc. (privately held)(13) Design and manufacture of countertops	120,000	90,000	0.2
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	65,100	0.1
264,333	1/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	97,300	47,600	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	41,500	0.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	31,500	0.1
697,860	8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	27,900	0.1
2,560,000	8/04-11/06	TenthGate, Inc.(8) Healthcare related products and services	40,000	24,200	0.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	12,000	<0.1
9,748	4/06-3/07	Xethanol Corporation(13) Bioethanol and derivative products	88,836	5,850	<0.1
825,852	5/06-7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	5,800	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	5,100	<0.1
808,529	12/04	SolarBrook Water and Power Corp. (HydroFlo, Inc.) Treatment and purification of water	125,861	3,900	<0.1

	Dates of		Original Cost		Percentage of Net
Shares	Acquisition	Non-Affiliate Investments(1)	Basis	Value	Assets
660,000	6/05	BP International, Inc. Shade structures	78,852	3,400	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	2,700	<0.1
2,011,765	5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) Study of blood viscosity	86,100	1,000	<0.1
66,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	800	<0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	600	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	600	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	400	<0.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	200	<0.1
232,211	5/05	Preservation Sciences, Inc. Green technologies and development	—	—	0.0
140,000	3/05	AdAl Group, Inc.(5) Aluminum extruded products manufacturer	72,912	—	0.0
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
		UBA Technology, Inc. Software development
2,482,521	2/06-6/06	Common Stock	1,691,419	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc)(5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc.(5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$31,588,337	$6,705,850	15.4%

		Affiliate Investments (2)
		Material Technologies, Inc.(9) Metal fatigue detection
20,550,304	9/04–6/07	Common Stock	$4,907,329	$4,521,100	10.4%
47,500	1/07	Series E Convertible Preferred Stock	694,640	648,400	1.5
		Cyberlux Corporation(9) LED lighting solutions

	Dates of		Original Cost		Percentage of Net
Shares	Acquisition	Affiliate Investments(2)	Basis	Value	Assets
148,000	11/06–1/07	Series C Preferred Stock	2,181,640	1,781,000	4.1
27,981,484	6/06–1/07	Common Stock	537,920	559,600	1.3
		Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions
100,000	1/06	Series B Preferred Stock	2,100,000	840,000	1.9
9,900,717	4/05–4/06	Common Stock	1,980,142	752,500	1.7
3,620,307	5/06–9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,854,089	868,900	2.0
		Manakoa Services Corporation(12) Compliance analysis and monitoring
95,000	1/07	Series B Preferred Stock	2,280,000	760,000	1.7
7,799,515	8/04–4/07	Common Stock	2,122,641	58,500	0.1
6,000,000	7/07	Pathway One Plc(5)(9) Sales and development licenses	852,300	719,500	1.6
49,500,000	7/07	MachineTalker, Inc.(9) Intelligent wireless security networks	993,000	668,300	1.5
1,426,754	9/07	USTelematics, Inc.(14) Broadband telecommunication for moving vehicles	—	510,100	1.2
412,000	9/07	NeoStem, Inc.(9) Stem cell banking services	761,440	441,700	1.0
		CytoDyn, Inc. Development stage biotechnology company
2,040,000	4/06–7/06	Common Stock	3,640,772	118,300	0.3
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.6
6,909,390	9/05–6/07	American Soil Technologies, Inc.(9) Fertilizer innovation	1,622,606	314,400	0.7
4,426,136	7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.) Multi-media entertainment	752,443	199,200	0.5
164,495,817	8/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,026,031	172,700	0.4
7,145,000	5/06–8/06	NetFabric Holdings, Inc. Information technology services	607,034	142,900	0.3
461,222,608	5/05-9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	89,900	0.2
5,462	8/05-8/06	Industrial Biotechnology Corporation(10) Manufactures and markets flavors and fragrances	6,351,998	2,000	<0.1
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc.(14) Software products	1,708,000	—	0.0
		Liberty Diversified Holdings, Inc. Printing and packaging
5,346	7/06–9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$43,779,616	$14,429,000	33.0%

	Dates of		Original Cost		Percentage of Net
Shares	Acquisition	Control Investments(3)	Basis	Value	Assets
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,472,000	7.9%
16,119,672	9/05-9/07	World Energy Solutions, Inc.(11) Energy saving technologies
		Common Stock	4,628,449	2,031,100	4.7
(6)	1/06-9/07	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,965,261	1,965,261	4.5
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	300,200	0.7

		Total Investments in Control Investments	$17,231,458	$7,768,561	1708%

		U.S. Treasuries and Certificates of Deposit(4)
		U.S. Treasuries:
500,000	11/07	United States Treasury Bill, maturity 2/07/08, interest rate @ 3.06%	$498,550	$498,550	1.1%

		U.S. Treasuries:
		Total U.S. Treasuries	$498,550	$498,550	1.1%

		Certificates of Deposit:
100,000	8/07	State Bank India CD, maturity 2/22/08, interest rate @ 5.15%	$99,983	$99,983	0.2%
100,000	8/07	Indymac Bank FSB CD, maturity 2/25/08, interest rate @ 5.2%	100,004	100,004	0.2
100,000	8/07	First Natl Bank Arizona CD, maturity 2/27/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Charter Bank West CD, maturity 2/29/08, interest rate @ 5.1%	99,975	99,975	0.2
100,000	8/07	Discover Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Lehman Coml Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Sterling Savings Bank CD, maturity 3/24/08, interest rate @ 5.1%	99,966	99,966	0.2
100,000	8/07	Capmark Bank CD, maturity 5/22/08, interest rate @ 5.15%	99,986	99,986	0.2
100,000	8/07	Firstcity Bank CD, maturity 5/22/08, interest rate @ 5.1%	99,967	99,967	0.2
100,000	8/07	Provident Bank CD, maturity 5/27/08, interest rate @ 5.1%	99,969	99,969	0.2

		Total Certificates of Deposit	$999,796	$999,796	2.3%

		Total Investments in U.S. Treasuries and CDs	$1,498,346	$1,498,346	3.4%

		TOTAL INVESTMENTS	$94,097,757	$30,401,757	69.6%

		Cash and other assets, less liabilities		13,272,791	30.4%

		Net assets at December 31, 2007		$43,674,548	100%

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

(3)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities or where the Company holds one or more seats on the company’s Board of Directors. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc. UREHI holds 150 membership interests of the total membership interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.

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

See accompanying notes

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

The Company

The Company provides services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided throughout the United States and the United Kingdom.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

Innovation Consulting

The Company provides strategic innovation consulting services to clients to help them become more efficient by finding new avenues to growth, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. The process involves our clients working with a handful of seasoned and experienced professionals capable of unlocking an organization’s capacity for strategy and innovation.

In addition, the Company provides services to clients that build the capacity for foresight, including monitoring trends, researching topics of interest, forecasting alternative scenarios, developing technology roadmaps, creating growth platforms and embedding futures thinking within the organization. The Company also offers innovative futures programs that provide clients with up-to-the-minute knowledge, expert insight, high-level learning experiences, and opportunities to network with experts and peers.

Sale of Technology Rights

To effectuate a technology transfer, we have historically created a newly formed company to acquire a new technology from a university, medical center, corporation or federal research laboratory and then sell this newly formed company to our client for securities or cash. It is our plan that the shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. A benefit of effectuating technology transfers through this process is that such transactions do not result in a current taxable event for us for income tax purposes. We have not acquired, and do not currently intend to acquire a new technology from a university, medical center, corporation and federal research laboratory in connection with our technology transfer process without the prior agreement of our client to subsequently acquire such new technology from us.

Subscription and Other Services

Global Technology Licensing

The Company’s global technology licensing division is designed to help our clients enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers, corporations and federal research laboratories. The Company may receive cash or unregistered shares of common stock from companies as payment for the services we provide. Technology transfers are completed according to the terms set forth in these agreements with our client companies.

Patent Analytic Services

The Company’s patent analytic services division uses a team of on-call scientists and industry experts to provide technical and business knowledge to help our clients identify, assess, protect and leverage their intellectual property assets (“IP”). This division helps clients identify the strengths and weaknesses of corporate IP and competitors’ IP. This division also identifies gaps in competitors’ IP portfolios that reveal opportunities to pursue for our clients.

Information Services—Website Subscriptions

The Company’s subscription-based website services include the following:

•

Pharma Transfer provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development, from early-stage discovery, through pre-clinical and clinical trials, to registered products that are all available for co-development or licensing.

•	TechEx is an online searchable database for life and physical science discoveries.

•

Knowledge Express is a searchable database of information for licensing professionals, which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates.

•

Pharmalicensing is a biopharmaceutical innovation resource designed for life science professionals involved with partnering, licensing and business development worldwide. Pharmalicensing affords clients the ability to in-license and out-license intellectual property and also provides partnering services, business development reports, industry news and a jobs source for candidates and employers.

•

TekScout enables companies to outsource unfinished research and development (“R&D”) projects to scientists from around the world. TekScout provides a platform for companies to supplement internal R&D and resources to accelerate product development.

Principles of Consolidation

UTEK Corporation commenced operations in 1997, originally incorporated under the laws of the State of Florida and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe) and UTEKip, Ltd. (Israel). UTEKip was closed down in 2008 and all operations of that subsidiary are currently being serviced by UTEK, although the legal entity has not yet been dissolved. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd., Carmi, Inc., and Social Technologies, Group, Inc. still exist, but their operations have been assimilated by UTEK and UTEK-Europe. All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio companies are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 balances to conform to the 2008 financial statement presentation.

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

Without a readily available market value, the value of the portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities, and the differences could be material. Substantially all of the Company’s investments owned at December 31, 2008 and December 31, 2007 (26% and 64% of total assets, respectively), are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock provided by the portfolio companies in exchange for both technology acquisition alliance services and technology transfers are recorded at fair value on the day that the transactions are executed. The certificates are received subsequent to the transaction date.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was approximately $124,000 and $75,000 as of December 31, 2008 and 2007, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. The Company believes that no impairment of fixed assets exists at December 31, 2008.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in the statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the assets acquired in connection with the Company’s acquisitions. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of the Company’s acquisitions. The Company adheres to the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not being amortized but is subject to annual impairment tests. Intangible assets with finite lives are amortized over their estimated useful lives.

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

Revenue Recognition

Innovation Consulting and Membership Services

Related to the Company’s acquisition of Strategos (see Note 3), the Company recognizes certain strategic consulting revenues in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Accordingly, revenues on fixed fee contracts are recognized under the percentage-of-completion methods of accounting, whereby contract revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. In cases where losses are estimated to be incurred upon completion of contracts, the full provision for such losses is charged to operations when they become known. In addition, some of the Company’s contracts provide for substantial contingent fees if future performance milestones are successfully met. Contingent fees are recorded based on the Company’s estimate of the likelihood of reaching future performance milestones.

Related to the Company’s acquisition of Social Technologies Group, Inc. (see Note 3), the Company has certain other consulting revenue that is derived from the sale of services in technology foresight, forecasting, scenario playing, vision, creativity and leadership, as well as the sale of services to provide for the design, development and implementation of custom software applications. Consulting services revenue is recognized when all the deliverables associated with the consulting contract have been provided to the customer. Vendor specific objective evidence is not available to allocate among the respective deliverables. Accordingly, the Company recognizes revenue at the point when all the deliverables have been provided to the customer.

Before the Company recognizes revenue, the following criteria must be met:

1.	Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders, signed contracts, or electronic confirmation are three examples of items accepted by the Company to meet this criterion.

2.	Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement. The Company offers a 60-day free trial on beginning a subscription engagement and revenue is not recognized during this time. After the free trial ends the Company recognizes revenue ratably over the subscription period.

3.	The price of the products or services is fixed and measurable.

4.	Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay.

Innovation consulting membership services consist of Futures Consortium, Futures Observatory and Futures Interactive management products that allow clients access to information, research, databases and workshops that provide information on trends in different technologies and industries. Revenues are recognized on a contractual basis, generally on an annual basis. These fees are generally collected in advance of the membership period and the revenue is recognized ratably over the respective months, as services are provided.

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

Revenue from technology acquisition alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For technology acquisition alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as income based on the fair value of the consideration received. At December 31, 2008, the Company did not have any technology acquisition alliance agreements for which payment was to be received in stock.

Direct Costs of Innovation Consulting Services

Related to our technology foresight business, certain direct costs of innovation consulting services consisting primarily of various engineering and design costs associated with consulting services are expensed as incurred as the Company has no formal process for tracking these costs.

Stock-Based Compensation

At December 31, 2008, the Company had two stock-based equity compensation plans, which are described more fully in Note 10.

The Company accounts for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the years ended December 30, 2008, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

During 2008, management determined that it was more likely than not that net operating loss carryforwards in UTEK would not be utilized in the future and, accordingly, a valuation allowance of $10.8 million was recorded against the related deferred tax asset. A portion of the valuation allowance ($5.1 million) was recorded as part of the provision for income tax expense and a similar portion ($5.7 million) is included in the change in unrealized depreciation of investments. The valuation allowance resulted in a significant additional decrease to our net decrease in net assets from operations and per share values.

Net realized losses on investments in the accompanying consolidated statements of operations are net of income tax expense (benefit) of $(2,553,399), $(873,256) and $545,163 for the years ended December 31, 2008, 2007 and 2006, respectively. Change in unrealized appreciation (depreciation) of investments in the accompanying consolidated statements of operations is net of deferred tax benefit of $(3,938,435), $(6,519,665) and $(15,540,139) for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, a portion of the aforementioned valuation allowance ($5.7 million) was included in the change in unrealized depreciation for the year ended December 31, 2008.

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

Components of basic and diluted per share data are as follows:

	2008	2007	2006
Weighted average outstanding shares of common stock	9,947,221	8,989,234	8,786,605
Dilutive effect of stock options	—	—	—

Common stock and common stock equivalents	9,947,221	8,989,234	8,786,605

Shares excluded from calculation of diluted EPS(1)	988,400	652,025	582,050

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net decrease in net assets from operations during the period.

Dividends to Shareholders

Dividends to shareholders are recorded on the date of declaration.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, U.S. Treasuries and certificates of deposit, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of U.S. Treasuries and certificates of deposit is recorded based upon their market value. The fair value of all other investments is determined by the Board of Directors as further discussed in Note 2.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and its U.S. Treasuries and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at December 31, 2008. The Company has not experienced any losses on such accounts.

The Company had two major clients during the year ended December 31, 2008 and three major clients during the year ended December 31, 2007. Major clients, those generating greater than 10% of total income from operations, accounted for approximately 27% and 43% of the Company’s sales during the years ended December 31, 2008 and 2007, respectively. In addition, two clients accounted for approximately 34% of accounts receivable at December 31, 2008.

The Company’s most significant portfolio investments at December 31, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc., MiMedx Group, Inc. and Cyberlux Corporation. These five investments totaled $9.6 million in fair value and represented 80% of our investments, excluding our investments in U.S. Treasuries and certificates of deposits, and 21% of total assets at December 31, 2008.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the fair value of the investments, stock-based compensation and the purchase price allocation process for business combinations. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements as it relates to financial assets and liabilities recognized or disclosed on a recurring basis. The effective date of this Statement for non-financial assets and liabilities that are not recognized or disclosed on a recurring basis has been delayed to fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the effective portion of SFAS No. 157 expanded the Company’s disclosures regarding the fair value measurements of its investments. The adoption of the remaining portion of SFAS No. 157 will not have a significant effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement will not have a material effect on the Company’s financial statements.

2. Investments

Investments at December 31, 2008 and December 31, 2007 were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$12,359,721	$—	$12,359,721	$—

In May 2008, the Company received repayment of its entire loan receivable held with certain subsidiaries of UTEK Real Estate Holdings, Inc. This loan receivable was previously included in the Company’s investment portfolio at December 31, 2007. This repayment resulted in additional cash inflows of $2 million during 2008.

Technology Transfers:

All of our technology transfers are generally completed according to our technology acquisition alliance service agreements with our clients.

During the year ended December 31, 2008, we completed the following six technology transfers and assisted Artillium Plc in a technology transfer:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*	Price per Share(1)
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	60,000,000	$0.015
February 25	Artilium Plc		$125,000 cash(2)
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	150,000,000	0.006
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	92,000 preferred(3)	8.640
June 10	World Energy Solutions, Inc.	Advanced Alternative Energy, Inc.	100,000 preferred(4)	8.7500
June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	371,020.936
September 26	World Energy Solutions, Inc.	H-Hybrid Technologies, Inc.	100,000 preferred(5)	7.50

During the year ended December 31, 2007, we completed the following sixteen technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares*	Price per Share(1)
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	95,000 preferred(6)	$24.000
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	50,000 preferred(7) 26,500,000 common	11.530 0.020
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	100,000 preferred(8)	8.450
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	47,500 preferred(9)	14.620
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	63,981 preferred(10)	6.000
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	$200,000 cash	—
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	10,901,250	0.040
March 28	Avalon Oil and Gas, Inc.	Leak Location Technologies, Inc.	34,875,000	0.020
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	7,125,000	0.215
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	8,550,000	0.255
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	6,412,500	0.240
July 12	Pathway One, Plc	WebMed Technologies, Inc.	6,000,000	0.140
July 20	MachineTalker, Inc.	Wideband Detection Technologies, Inc.	3,000,000	0.050
September 28	World Energy Solutions, Inc.	Hydrogen Safe Technologies, Inc.	7,500,000	0.260
November 12	NeoStem, Inc.	Stem Cell Technologies, Inc.	400,000	1.750
December 28	MachineTalker, Inc	Micro Wireless Technologies, Inc.	46,500,000	0.018

During the year ended December 31, 2006, we completed the following twenty-nine technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares*	Price per Share(1)
January 20	Fuel FX International, Inc.	Emissions-Detection Technologies, Inc.	100,000(11)	$21.000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	944,360	1.210
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc.	33,250,000	0.027
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	1,805,000	1.350
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	4,275,000	0.0367
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	97,000(12)	21.300
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	1,566,089	2.090
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	100,000(13)	19.960

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares*	Price per Share(1)
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	48,614,797(14)	0.034
May 1	Industrial Biotechnology Corp.	Bio-Repellant Technologies, Inc.	3,865,979	0.720
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	(15)
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	(16)
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	1,470,987	1.770
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	(17)
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	136,838	6.400
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	22,941,327	0.104
July 12	Avalon Oil and Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	15,437,500	0.082
July 14	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	4,426,136	0.170
July 18	Cytodyn, Inc.	Advanced Influenza Technologies, Inc.	2,000,000	1.780
August 11	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	7,125,000	0.083
August 18	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	35,749,213	0.047
August 29	Industrial Biotechnology Corp.	Advanced Pheromone Technologies, Inc.	4,642,857	0.290
September 12	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	15,437,500	0.076
September 22	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	95,000(18)	18.983
October 9	World Energy Solutions, Inc.	Pure Air Technologies, Inc.	100,000(19)	26.325
November 1	Klegg Electronics, Inc.	Universal Wireless Technologies, Inc.	28,771,428	0.0469
November 8	Avalon Oil & Gas, Inc.	IntelliWell Technologies, Inc.	19,000,000	0.0335
November 10	Cyberlux Corporation	SPE Technologies, Inc.	98,000	16.380
December 6	Cargo Connection Logistics Holding, Inc.	Nuclear Material Detection Technologies, Inc.	168,539,326	0.00596

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.

(1)	Represents the valuation price per share at the date of acquisition.

(2)	Represents a technology transfer assistance fee we received for assisting Artilium Plc with an acquisition.

(3)	Preferred F shares convertible into common shares based on a value of $1,324,800.

(4)	Preferred B shares convertible into common shares based on a value of $3,500,000.

(5)	Preferred B shares convertible into common shares based on a value of $3,750,000.

(6)	Preferred A shares convertible into common shares based on a value of $3.8 million.

(7)	Preferred C shares convertible into common shares based on a value of $768,500.

(8)	Preferred A shares convertible into common shares based on a value of $1.3 million.

(9)	Preferred E shares convertible into common shares based on a value of $926,250.

(10)	Preferred D shares convertible into common shares based on a value of $638,000.

(11)	Preferred B shares convertible into common shares based on a value of $2.1 million.

(12)	Preferred C shares convertible into common shares based on a value of $2.8 million.

(13)	Preferred D shares convertible into common shares based on a value of $2.0 million.

(14)	The Company also received 95,000 Preferred A shares convertible into common shares based on a value of $2.5 million.

(15)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.4 million common shares underlying the convertible debenture.

(16)	Consideration consisted of a £1.3 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.5 million common shares underlying the convertible debenture.

(17)	Consideration consisted of a £1.2 million convertible debenture. The Company has recognized the value of the investment based upon the fair value of the 2.3 million common shares underlying the convertible debenture.

(18)	5% Preferred A shares convertible into common shares based on a value of $3,182,500.

(19)	Preferred A shares convertible into common shares based on a value of $4,050,000.

3. Acquisitions

In 2008, the Company acquired four companies in an effort to expand the range of innovation services it provides through innovation consulting, foresight research and the facilitation of buying and selling intellectual property for our clients.

Strategos

On April 17, 2008, UTEK purchased all of the shares of Carmi, Inc., a 100% owned subsidiary of Strategos, LLC, wherein Carmi, Inc. became a subsidiary of UTEK. Carmi, Inc. is being dissolved and all operations are included as a unit of UTEK, which is doing business as and is referred to as “Strategos” throughout this Form 10-K. The financial results of Strategos have been included in our consolidated financial statements from April 17, 2008.

Preliminary Purchase Price

Strategos was acquired for potentially 1,248,960 shares of UTEK unregistered common stock valued at $15 million as of the acquisition date. Under the terms of the acquisition agreement, Strategos stockholders were entitled to 502,970 shares of UTEK unregistered common stock valued at approximately $6,041,000 as of the acquisition date. In addition, Strategos stockholders are eligible to receive an additional 745,990 shares of UTEK unregistered common stock, which are being held in escrow, pursuant to meeting specific revenue targets for 2008 and 2009 (“contingency shares”). The Company recorded a contingent liability of approximately $1,952,000 with respect to the contingency shares, which reflected the amount of the fair value of the assets acquired in excess of the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the acquisition. As of December 31,

2008, 329,670 contingency shares, with a value of approximately $3,959,000, were issued and earned and were recognized as an additional cost of the acquisition. This also resulted in a reduction of the contingent liability balance to zero.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for Strategos was allocated to the net tangible assets and intangible assets acquired based upon their estimated fair values as of April 17, 2008. The excess of the net tangible assets and intangible assets acquired over the purchase price resulted in a contingent liability. The contingent liability was subsequently eliminated in connection with the earnout of contingency shares in the second and third quarters of 2008. This earnout reduced the contingent liability by $1,952,000 and increased goodwill by $2,007,000. The preliminary allocation of the purchase price was based upon the preliminary purchase price, which is subject to change based on the earnout of the contingency shares through December 2009. Our preliminary purchase price allocation as of December 31, 2008 is as follows:

Cash	$678,980
Accounts receivable	2,189,305
Other tangible assets	91,098
Intangible assets	6,380,000
Goodwill	4,406,996
Accounts payable and other liabilities	(1,262,512)
Contractual obligations on contracts	(83,861)
Deferred tax liability	(2,400,000)

Total preliminary purchase price	$10,000,006

Intangible Assets

The following table sets forth the preliminary components of intangible assets associated with the Strategos acquisition:

	Preliminary Fair Value	Useful Life
Trade names/trademarks/websites	$1,620,000	Indefinite
Proprietary processes/know-how	1,970,000	6 years
DiscoverySpace software platform	120,000	8 years
Non-compete agreements	240,000	4 years
Customer list	2,430,000	7 years

Total intangible assets	$6,380,000

Social Technologies Group, Inc.

On October 10, 2008, UTEK purchased 100% of Social Technologies Group, Inc. (“Social Technologies”). The financial results of Social Technologies have been included in our consolidated financial statements from October 10, 2008.

Preliminary Purchase Price

Social Technologies was acquired for potentially 998,027 shares of UTEK unregistered common stock valued at $10,177,000 as of the acquisition date. Under the terms of the acquisition agreement, Social Technologies stockholders were entitled to 499,014 shares of UTEK unregistered common stock valued at approximately $5,088,000 as of the acquisition date. In addition, Social Technologies stockholders are eligible to receive an additional 499,013 shares of UTEK unregistered common stock, which are being held in escrow, pursuant to meeting specific revenue targets for the three years following the closing.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for Social Technologies was allocated to the net tangible assets and intangible assets acquired based upon their estimated fair values as of October 10, 2008, as set forth below. The preliminary allocation of the purchase price was based upon the preliminary purchase price, which is subject to change based on the earnout of the contingency shares through October 2011. Our preliminary purchase price allocation as of December 31, 2008 is as follows:

Cash	$64,150
Accounts receivable	567,288
Other tangible assets	352,747
Intangible assets	2,200,000
Goodwill	5,598,415
Accounts payable and other liabilities	(671,188)
Contractual obligations on contracts	(1,342,961)
Notes payable and other debt	(852,013)
Deferred tax liability	(828,000)

Total preliminary purchase price	$5,088,438

Intangible Assets

The following table sets forth the preliminary components of intangible assets associated with the Social Technologies acquisition:

	Preliminary Fair Value	Useful Life
Trade names/domain names/websites	$720,000	Indefinite
Proprietary software/processes/know-how	960,000	6 years
Non-compete agreements	70,000	3.5 years
Customer list	450,000	7 years

Total intangible assets	$2,200,000

Other 2008 Acquisitions

On December 20, 2007, the Company entered into a stock purchase agreement with Partnering Intelligence Limited and Bridgehead International Limited to acquire Pharmalicensing Limited (“Pharmalicensing”). The transaction closed and became effective on January 3, 2008, at which time the Company issued 153,967 shares of unregistered UTEK common stock, valued at $2,150,000, to Partnering Intelligence in consideration for all of the shares of Pharmalicensing owned by Partnering Intelligence. The value of the shares was based on the average ten-day closing price prior to execution of the stock purchase agreement. The shares acquired represent 100% of the issued and outstanding shares of Pharmalicensing. The Company acquired the shares of Pharmalicensing through its subsidiary UTEK Europe, Ltd. Transfer of the 153,967 shares of UTEK common stock is restricted for twelve months following the completion of the transaction. The financial results of Pharmalicensing have been included in our consolidated financial statements from January 3, 2008.

On July 3, 2008, the Company entered into a stock purchase agreement to acquire 100% of Innovaro Limited (“Innovaro”), a company incorporated in the United Kingdom and Wales. Innovaro was acquired for potentially 691,714 shares of UTEK unregistered common stock valued at approximately $7,329,000 as of such date. The number of shares is based on the average twenty-day closing price prior to execution of the stock purchase agreement. Under the terms of the agreement, Innovaro stockholders received one half, or 345,857, of the UTEK shares worth approximately $3,664,000 at closing. Transfer of the 345,857 UTEK unregistered shares is restricted for at least 12 months following the close of the transaction. The remaining UTEK shares are held in escrow, to be released in three installments, 12, 24 and 36 months after closing. Delivery of the escrowed shares to Innovaro is dependent on the achievement of specific revenue targets for the three years following the closing. If such targets are not met, a portion of the escrowed shares will be returned to UTEK. The cost of these contingent shares will be accounted for as an additional element of the purchase price when and if the shares are earned. As of December 31, 2008, 6,131 contingency shares, with a value of approximately $65,000, were earned and were recognized as an additional cost of the acquisition. The financial results of Innovaro have been included in our consolidated financial statements from July 3, 2008.

A summary of these acquisitions as of December 31, 2008 are as follows:

	Pharmalicensing	Innovaro
Tangible assets acquired	$149,168	$365,953
Intangible assets acquired	858,386	3,003,488
Goodwill acquired	1,526,643	1,641,355
Foreign currency translation adjustment	—	(52,875)
Accounts payable and other liabilities assumed	(384,197)	(1,228,125)

Total preliminary purchase price	$2,150,000	$3,729,796

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Strategos, Social Technologies, Innovaro and Pharmalicensing acquired during fiscal 2008, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects on the historical companies’ operating results including the amortization expenses from acquired intangible assets, stock-based compensation charges for stock awards to acquired employees, and related tax effects as though the companies had been combined as of the beginning of fiscal 2007.

The unaudited pro forma financial information for the year ended December 31, 2008 combines the historical results of UTEK for the year ended December 31, 2008 and the historical results of Strategos, Social Technologies, Innovaro and Pharmalicensing for the year ended December 31, 2008, and the pro forma adjustments discussed above. The unaudited pro forma financial information for the year ended December 31, 2007 combines the historical results of UTEK for the year ended December 31, 2007 and the historical results of Strategos, Social Technologies, Innovaro and Pharmalicensing for the year ended December 31, 2007, and the pro forma adjustments discussed above.

	Year Ended Dec 31,
	2008	2007
Income from operations	$26,501,545	$38,689,163
Net decrease in net assets from operations	$(24,504,583)	$(9,975,743)
Basic and diluted net decrease in net assets from operations per share	$(2.25)	$(0.92)

4. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2008	2007
Computer Equipment	$708,334	$486,552
Furniture and Fixtures	394,314	307,212
Leasehold Improvements	25,883	23,883

	1,128,531	817,647
Less: Accumulated Depreciation	(475,323)	(341,069)

	$653,208	$476,578

Depreciation expense was approximately $164,000, $145,000 and $122,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

5. Goodwill

The Company determined there was an impairment of the goodwill related to the Pharma Transfer, Ltd. acquisition and an impairment of the goodwill related to the Knowledge Express acquisition in 2007. As a result, the Company recorded a partial impairment of the related goodwill during 2007. These write-downs resulted in an impairment charge of approximately $159,000 ($99,000 after tax) for the United Kingdom segment and $51,000 ($32,000 after tax) for the United States segment during 2007. These impairment charges are included in goodwill impairment in the statement of operations for the year ended December 31, 2007.

The Company decided during 2006 to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer. These changes were other-than-temporary; therefore management determined there was an impairment of the original purchase goodwill. The Company recorded a total impairment of the goodwill for UTEKip (Israel segment) in 2006. This resulted in a write-down of approximately $235,000 ($147,000 after tax), which is included in goodwill impairment in the statement of operations for the year ended December 31, 2006.

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by reporting unit for the year ended December 31, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances Dec 31, 2008
Knowledge Express purchase	$1,437,000	$—	$1,437,000
Pharma-Transfer purchase	372,000	—	372,000
EKMS purchase	426,869	—	426,869
UTEK-Europe purchase	562,501	—	562,501
Pharmalicensing purchase	—	1,766,991	1,766,991
Strategos purchase & earnout	—	4,406,996	4,406,996
Innovaro purchase & earnout	—	1,641,355	1,641,355
Social Technologies purchase	—	5,598,415	5,598,415

	2,798,370	13,413,757	16,212,127
Currency exchange	22,694	(988,678)	(965,984)

	$2,821,064	$12,425,079	$15,246,143

6. Intangible Assets

During 2006, the Company decided to make significant changes in strategy for UTEKip, Ltd., primarily switching the focus of operations in Israel from software to technology transfer, the Company’s core business. In connection therewith, the Company ceased operation of the UTEKip website as of year-end and wrote-off the remaining carrying value of the related intangible asset. In addition, the Company ceased operation of the UTEK-EKMS website during 2006 as a result of duplication of website contents with other UTEK websites and the Company wrote-off the remaining carrying value of the related intangible asset. These write-offs resulted in an impairment charge of approximately $51,000 ($32,000 after tax) for the Israel segment and $16,000 ($9,000 after tax) for the United States segment during 2006. Impairment charges are included in general and administrative expenses in the statement of operations for the year ended December 31, 2006. The Company believes that no additional impairment of intangible assets exists at December 31, 2008.

The changes in intangible assets for the year ended December 31, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances Dec 31, 2008	Weighted Average Useful life
Trade names/ trademarks/websites	$293,095	$3,537,251	$3,830,346	(1)
Proprietary software/processes/know-how	—	3,981,775	3,981,775	6.1 years
Non-compete agreements	—	835,363	835,363	3.3 years
Customer list	80,000	4,087,485	4,167,485	7.9 years

	373,095	12,441,874	12,814,969
Currency exchange	—	(972,226)	(972,226)
Less: Accumulated amortization	(249,283)	(929,485)	(1,178,768)

	$123,812	$10,540,163	$10,663,975

(1)	The weighted average useful life for $756,821 of the trade names/trademarks/websites is 5.9 years and the remaining $3,073,525 has a weighted average useful life that is indefinite. Indefinite lived intangible assets are not amortized for GAAP purposes.

Intangible assets are being amortized over the estimated useful lives of the respective assets, which range between three and twelve years. Total amortization expense related to intangible assets was approximately $929,500, $66,000 and $90,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate future amortization expense related to our intangible assets with finite lives is as follows:

For the twelve months ending December 31,
2009	$1,497,381
2010	1,401,192
2011	1,328,682
2012	1,195,115
2013	1,177,056
Thereafter	978,727

Total	$7,578,153

7. Notes Payable and Other Debt

The Company had the following notes payable and other debt at December 31, 2008:

$600,000 note payable, bank, due in monthly installments of $14,420 including principal and interest at 7.09% through November 2011	$591,529

Capital leases on computer equipment, due in monthly installments of $6,053 expiring through July 2010, imputed interest rates of between 7.0% and 13.0%	98,355

$75,000 bank credit card financing, due in monthly installments of interest at 11.99%	69,667

$50,000 bank credit card financing, due in monthly installments of interest at 7.74%	48,945

$25,000 bank credit card financing, due in monthly installments of interest at 7.0%	25,000

$50,000 bank credit card financing, due in monthly installments of interest at 8.49%	6,269

$839,765

The above debt has no covenants or guarantees and is collateralized by certain of the Company’s assets.

Payments required for the next five years on the notes payable and other debt balance as of December 31, 2008 are as follows:

For the years ending December 31,
2009	$344,801
2010	184,007
2011	166,537
2012	155,421

850,766
Less imputed interest on capital lease obligations	(11,001)

$839,765

Amortization expense related to capitalized leases is included in amortization and depreciation expense and was approximately $4,000 for the year ended December 31, 2008. Accumulated depreciation related to computer equipment under capital lease obligations was approximately $7,000 at December 31, 2008. This amortized depreciation expense relates to approximately $140,000 of equipment purchased under capital lease agreements, all of which is still under capital lease at December 31, 2008.

8. Income Taxes

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

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Deferred:
Federal	$3,226,295	$2,482,024	$10,935,888
State	344,454	264,993	1,149,049
Foreign	126,738	—	—

	3,697,487	2,747,017	12,084,937

	$3,697,487	$2,747,017	$12,084,937

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	$(1,593,074)	$2,218,078	$10,889,909
State taxes, net of federal benefit	(170,084)	236,812	1,162,658
Foreign rate differential	140,720	—	—
Stock options	252,456	149,560	—
Other	6,739	142,567	32,370

	(1,363,243)	2,747,017	12,084,937
Change in valuation allowance	5,060,730	—	—

	$3,697,487	$2,747,017	$12,084,937

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
Net operating loss carryforward	$6,762,077	$5,033,192
Tax credit carryforward	—	—
Intangible assets	(4,009,708)
Other	567,817	125,777
Investments	5,680,682	247,735

Subtotal	9,000,868	5,406,704
Less: valuation allowance	(10,774,309)	—

Net deferred tax asset (liability)	$(1,773,441)	$5,406,704

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2008, management determined that it was more likely than not that net operating loss carryforwards in

UTEK would not be utilized in the future and, accordingly, a valuation allowance of $10.8 million was recorded against the related deferred tax asset. A portion of the valuation allowance ($5.1 million) was recorded as part of the provision for income tax expense and the remaining portion ($5.7 million) is included in the change in unrealized depreciation of investments, which is shown as a component of equity. The valuation allowance resulted in a significant additional decrease to our net decrease in net assets from operations and per share values.

9. Stockholders’ Equity

Transactions in common stock for the three years ended December 31, 2008, were as follows:

Common Stock	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital
Balance at December 31, 2005	7,961,505	7,961,505	$79,616	$40,347,663
Stock-based compensation expense	—	—	—	504,589
Deferred tax related to stock-based compensation expense	—	—	—	440,616
Employee stock options exercised	75,255	75,255	753	754,764
Private placement—February 2006	816,330	816,330	8,163	8,947,019
Acquisition of 22nd Street of Ybor City, Inc.	82,919	82,919	829	999,171

Balance at December 31, 2006	8,936,009	8,936,009	$89,361	$51,993,822

Stock-based compensation expense	—	—	—	612,893
Employee stock options exercised	75,267	75,267	753	541,928

Balance at December 31, 2007	9,011,276	9,011,276	$90,114	$53,148,643

Employee stock options exercised	31,015	31,015	310	189,484
Stock-based compensation expense	—	—	—	779,865
Acquisition of Pharmalicensing	153,967	153,967	1,540	2,148,460
Acquisition of Strategos	1,248,960	502,970	5,030	6,035,640
Acquisition of Innovaro	691,714	345,857	3,458	3,660,855
Acquisition of Social Technologies	998,027	499,014	4,990	5,083,448
Strategos earnout accrual	—	329,670	3,297	3,956,040
Innovaro earnout accrual	—	6,131	61	65,422

Balance at December 31, 2008	12,134,959	10,879,900	$108,800	$75,067,857

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

See Note 10 for further information on share-based compensation expense and employee stock options exercised. See Note 3 for further information on acquisitions and the earnout accrual.

10. Stock-Based Compensation

The Company had two stock-based equity compensation plans at December 31, 2008. The Company adopted a stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, as amended, the Company is authorized to issue options to purchase up to 1,985,000 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan, as amended, that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 315,000 shares of the Company’s common stock. Under the 2000 Plan, as amended, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. Options, under both plans, are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. At December 31, 2008, the Company had 1,281,813 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the years ended December 30, 2008, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

•

Expected life of options—2008: based on the Company’s historical life of options exercised; 2007 and 2006: calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Expected dividend yield	0%	0-0.25%	0-0.12%
Expected volatility	34-38%	37-40%	54-64%
Risk-free interest rate	1.18-3.00%	3.40-4.91%	4.35-5.21%
Expected life of options	4.0 years	3.75-3.88 years	3.5-3.75 years
Weighted average grant date fair value	$3.08	$4.73	$6.61

Net cash proceeds from the exercise of stock options were approximately $190,000, $543,000 and $756,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Total compensation cost related to stock options was approximately $780,000, $613,000 and $505,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The tax benefits from the exercise of common stock options and from the recognition of compensation costs were not significant during 2008, 2007 or 2006. At December 31, 2008, there was $2,425,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 3.0 years.

The following table represents stock option activity as of and for the three years ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—December 31, 2005	504,767	$11.16
Granted	204,000	15.42
Exercised	(75,255)	10.04		$528,000
Forfeited/cancelled/expired	(51,462)	14.49

Options Outstanding—December 31, 2006	582,050	$13.18

Granted	291,500	13.80
Exercised	(75,267)	13.44		$485,000
Forfeited/cancelled/expired	(146,258)	7.03

Options Outstanding—December 31, 2007	652,025	$14.08

Granted	572,500	9.82
Exercised	(31,015)	6.12		$129,000
Forfeited/cancelled/expired	(205,110)	13.10

Options Outstanding—December 31, 2008	988,400	$12.09	4.72 years	$—

Options Exercisable—December 31, 2008	256,650	$15.27	1.84 years	$—

The total grant date fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was approximately $547,000, $434,000 and $469,000, respectively.

The following table summarizes information about outstanding and exercisable stock options at December 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/08	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/08	Weighted Average Exercise Price
$9.05 - $9.30	260,000	$9.16	6.92	—	$—
$10.22 - $10.85	278,500	10.43	6.38	—	—
$12.80 - $13.95	219,900	13.34	3.01	73,650	13.40
$14.00 - $15.90	181,000	15.29	1.66	148,500	15.19
$18.40 - $22.04	49,000	19.69	2.54	34,500	19.58

	988,400	$12.09	4.72	256,650	$15.27

11. Employee Benefit Plan

In 2003, the Company adopted the UTEK Corporation Simple IRA Plan (the “Plan”) for employees of the Company and its subsidiaries. The Plan allows employees who satisfy the service requirements of the Plan to contribute pre-tax wages to the Plan, subject to legal limits, $10,500 in 2008 with “catch up” deferrals of an additional $2,000 for participants age 50 and older. The Company matches 100% of the first 3% of wages contributed by employees. The Company’s matching contributions vest immediately and were approximately $171,000, $74,000 and $72,000 in 2008, 2007 and 2006, respectively.

12. Segment Reporting

The Company’s principal area of activity is providing technology transfer services and supporting innovation consulting services. The Company has three reportable operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation. UTEKip was closed down in the second quarter of 2008 and all operations of that segment are currently being serviced by the U.S. segment.

A summary of income from operations (revenue) and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Consolidated
Long-lived assets December 31, 2008	$5,659,892	$—	$20,903,434	$26,563,326
Total assets December 31, 2008	6,304,527	—	39,581,682	45,886,209
Long-lived assets December 31, 2007	589,406	13,621	2,818,427	3,421,454
Total assets December 31, 2007	681,140	39,317	44,500,620	45,221,077

	For the year ended December 31, 2008
	United Kingdom	Israel		United States		Consolidated
Income from operations (revenues)	1,694,503	8,638		18,474,978		20,178,119
Income (loss) before income taxes	(434,786)	634,433	(1)	(4,885,158	)(1)	(4,685,511)
Depreciation and amortization	296,300	2,750		797,440		1,096,490

	For the year ended December 31, 2007
	United Kingdom	Israel	United States		Consolidated
Income from operations (revenues)	$274,221	$123,511	$19,903,217		$20,300,949
Income (loss) before income taxes	(116,568)	(164,481)	6,804,808	(1)	6,523,759
Depreciation and amortization	1,658	7,021	203,671		212,350

	For the year ended December 31, 2006
	United Kingdom	Israel		United States		Consolidated
Income from operations (revenues)	$398,087	$182,371		$56,372,479		$56,952,937
Income (loss) before income taxes	(330,263)	(521,447	)(2)	32,880,854	(3)	32,029,144
Depreciation and amortization	3,546	17,274		191,113		211,933

(1)	The Company dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000 in 2008. We dissolved UTEKip with the transfer of operations to the U.S. segment.

(2)	The Company recorded goodwill impairment for Pharma Transfer, Ltd. of $159,030 and Knowledge Express of $51,110, which are included in the 2007 loss.

(3)	The Company recorded goodwill impairment of $234,940 and intangible asset impairment of $51,000 for UTEKip, Ltd., which is included in the 2006 loss.

(4)	The Company recorded intangible asset impairment of $16,000 for the UTEK-EKMS website, which is included in the 2006 loss.

The Company has recently changed the way it classifies and records its revenues and certain expenses to provide additional information for management. This change was as a result of the Company’s new products and services from the addition of TekScout and the acquisitions of Pharmalicensing, Strategos, Social Technologies and Innovaro. Consequently, the Company has new product segments for which certain information can be reported. These new product segments include: technology transfer business; innovation consulting comprised of the consulting portion of Strategos, Social Technologies and Innovaro businesses; subscription services comprised of the Company’s information services business; and all other services comprised of Intellectual Capital Consulting, technology alliance services, and the TekScout business. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of income from operations and other financial information by product segment is shown below:

	For the Year Ended December 31, 2008
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$4,684,680	$11,134,855	$2,102,015	$1,857,228	$399,341	$20,178,119
Income (loss) before income taxes	1,869,666	(102,657)	(165,262)	157,114	(6,444,372)	(4,685,511)

13. Commitments and Contingencies

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

Dr. Gross signed an amendment to this agreement in January 2009, wherein the term of his employment agreement was modified to end on March 1, 2009.

The Company has various other employment agreements with its executive officers and certain other employees, many of which were entered into in connection with the acquisitions made during 2008. These agreements provide for $5,423,000 to be paid out over the next 3 years. In addition, certain agreements provide for discretionary bonuses and severance packages. There are also 150,000 in stock options that are issuable in 2009 under these agreements. Obligations under these employment agreements total $2,512,000, $1,862,000, and $1,048,000 for the years ending December 31, 2009, 2010 and 2011, respectively.

Strategos Bonus Plan

In connection with the acquisition of Strategos, the Company implemented the Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan. The Company paid out approximately $5.9 million in connection with the Strategos Bonus Plan during the year ended December 31, 2008. There was no accrual in connection with the Strategos Bonus Plan as of December 31, 2008.

Innovaro Bonus Plan

In connection with the acquisition of Innovaro, the Company implemented the Innovaro Bonus Plan for qualifying Innovaro division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Innovaro to maintain sufficient operating cash. Awards are to be paid out by June 30th of each year and are accrued on a quarterly basis. Approximately 75% to 85% of Innovaro net income will be paid out in connection with this bonus plan. There was no bonus in connection with the Innovaro Bonus Plan during the year ended December 31, 2008.

Operating Leases

The Company leases its office facilities and certain equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense charged to operations for the years ended December 31, 2008, 2007, 2006 was approximately $526,000, $317,000 and $277,000, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2009	$308,470
2010	103,112
2011	77,742
2012	900

$490,224

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

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime (3.25% as of December 31, 2008). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. There are no borrowings on this line at December 31, 2008.

14. Related Party Transactions

During the years ended December 31, 2007 and 2006, the Company loaned funds for operations and real estate improvements of approximately $784,000 and $1.2 million, respectively, to certain subsidiaries of UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. The entire outstanding loan balance of approximately $2 million was repaid to the Company in May 2008.

In addition, the Company leases space for its corporate headquarters from Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc. The lease agreement has a 36 month term commencing July 1, 2006 through June 30, 2009. The lease agreement provides for a 3% increase in the minimum monthly rental payment effective on the lease anniversary. In 2007, the Company took on extra space in the building, which increased the lease payment. The monthly lease payment is $22,440 as December 31, 2008. The Company paid rent of approximately $344,000, $258,000 and $130,000 to Ybor City Group,, Inc. during the years ended December 31, 2008, 2007 and 2006, respectively.

15. Subsequent Events

In February 2009, the Company sold 95,000 shares of Advanced Medical Isotope Corporation preferred stock in a private sale for $400,000. The Company accepted the offer to sell the stock to enhance the current cash position in this difficult economic climate with such tight lending markets. This sale was not in the normal course of business and therefore did not affect the fair value of the stock as of December 31, 2008. The Company will recognize an estimated $875,000 capital loss (net of income tax effect) in connection with the sale of this stock in the first quarter of 2009.

In February 2009, the Company invested an additional $1,700,000 in UTEK Real Estate Holdings, Inc., one of UTEK’s portfolio companies. This additional investment was made to fund an acquisition Cortez 114, LLC, a real estate holding company that owns approximately 114 acres of real property located in Brooksville, Florida. The investment was made with the issuance of 176,470 shares of UTEK unregistered common stock, which is under a lock-up agreement for 12 months following the date of this transaction, and 240,964 common shares of NeoStem, Inc., one of UTEK’s portfolio companies.

As of the close of business on February 27, 2009, one of the Company’s portfolio companies, Mimedx Group, Inc., had lost approximately 85% of its market value from December 31, 2008.

Following the conclusion of the term of his employment agreement, on March 1, 2009, Clifford M. Gross, Ph.D, retired from the position of Chief Executive Officer of the Company. In addition, Dr. Gross, who is also the Chairman of our Board of Directors, will not stand for re-election as a member of our Board of Directors at our 2009 annual meeting of stockholders. Pursuant to the terms of his employment agreement, Dr. Gross is entitled to receive a severance payment equal to the number of years Dr. Gross has worked for the Company times $100,000 per year, “grossed-up” to cover any tax liability on such severance payment. Dr. Gross was employed by the company for 11.5 years.

In connection therewith, the Company’s Board of Directors amended and restated UTEK’s By-Laws to clarify that the President shall perform the duties and shall have the powers of the Chief Executive Officer in the event that the Board of Directors has not appointed a Chief Executive Officer.

16. Selected Quarterly Financial Data (Unaudited)

	March 31	June 30	September 30	December 31
Fiscal year 2008
Income from operations (Revenue)	3,665,566	4,929,618	7,058,406	4,524,529
Net loss from operations	(378,399)	(540,890)	(5,498,093)	(1,965,616)
Net decrease in net assets from operations	(5,055,277)	(3,388,513)	(12,315,045)	(4,074,278)
Net decrease in net assets from operations per share:
Basic	$(0.55)	$(0.35)	$(1.21)	$(0.38)
Diluted	$(0.55)	$(0.35)	$(1.21)	$(0.38)

Fiscal year 2007:
Income from operations (Revenue)	$7,947,771	$6,388,449	$3,694,914	$2,269,815
Net income (loss) from operations	2,233,391	1,935,831	188,192	(580,672)
Net decrease in net assets from operations	(406,569)	(3,584,734)	(134,017)	(4,351,366)
Net decrease in net assets from operations per share:
Basic	$(0.05)	$(0.40)	$(0.01)	$(0.48)
Diluted	$(0.05)	$(0.40)	$(0.01)	$(0.48)

Fiscal year 2006:
Income from operations (Revenue)	$11,807,006	$23,059,307	$13,612,176	$8,474,448
Net income from operations	3,609,574	9,767,356	4,026,601	2,540,676
Net increase (decrease) in net assets from operations	5,557,126	11,059,619	(4,473,588)	(17,053,955)
Net increase (decrease) in net assets from operations per share:
Basic	$0.66	$1.25	$(0.50)	$(1.91)
Diluted	$0.65	$1.23	$(0.50)	$(1.91)

17. Selected Per Share Data and Ratios

	Year Ended December 31
	2008	2007	2006	2005	2004
Per share information:(1)
Net asset value, beginning of year	$4.85	$5.71	$5.58	$3.85	$2.33
Net income (loss) from operations(1)	(0.84)	0.42	2.27	.80	.15
Net change in realized and unrealized appreciation/depreciation on investments (after taxes)(2)	(2.46)	(1.41)	(3.45)	(1.70)	(0.22)

Total from investment operations	(3.30)	(0.99)	(1.18)	(0.90)	(0.07)
Foreign currency translation adjustment(1)	(0.19)	—	0.02	(0.02)	0.01
Distributions to shareholders(1)	—	—	(0.04)	—	—
Net increase from stock transactions(1)	2.21	0.13	1.33	2.65	1.58

Net asset value, end of year	$3.57	$4.85	$5.71	$5.58	$3.85

Per share market value, end of year	$8.85	$13.20	$11.34	$13.79	$14.99
Investment return, based on market price at end of period(3)	(33)%	16%	(18)%	(8)%	35%

Ratios/supplemental data:
Net assets, end of year	$38,852,093	$43,674,548	$50,981,162	$44,441,118	$23,092,943
Ratio of expenses to average net assets	60%	29%	52%	39%	33%
Ratio of net income (loss) from operations to average net assets	(20)%	8%	42%	17%	6%
Diluted weighted average number of shares outstanding during the year	9,947,221	8,989,234	8,786,605	7,325,312	6,098,537

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.

(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of year does not inherently equal the per share changes of the line items disclosed.

(3)	Calculated as the change in market price during the period divided by the market price at the end of the period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Act of 1934. Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.

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

Following the conclusion of the term of his employment agreement, on March 1, 2009, Clifford M. Gross, Ph.D, retired from the position of Chief Executive Officer of the Company. In addition, Dr. Gross, who is also the Chairman of our Board of Directors, will not stand for re-election as a member of our Board of Directors at our 2009 annual meeting of stockholders. Pursuant to the terms of his employment agreement, Dr. Gross is entitled to receive a severance payment equal to the number of years Dr. Gross has worked for the Company times $100,000 per year, “grossed-up” to cover any tax liability on such severance payment. Dr. Gross was employed by the company for 11.5 years.

In connection therewith, the Company’s Board of Directors amended and restated UTEK’s By-Laws to clarify that the President shall perform the duties and shall have the powers of the Chief Executive Officer in the event that the Board of Directors has not appointed a Chief Executive Officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our directors may be found under the caption “NOMINEES” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end. Information about our executive officers may be found under the caption “EXECUTIVE OFFICERS” in the Proxy Statement. Information about the audit committee may be found under the captions “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES” and “MEMBERSHIP ON BOARD COMMITTEES” in the Proxy Statement. Information about beneficial ownership may be found under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. All of the aforementioned information is incorporated herein by reference.

Code of Business Conduct and Ethics for Directors and Employees

We have adopted a Code of Business Conduct and Ethics for all of our directors and employees, including our Principal Executive Officer and Chief Financial Officer. We have posted a copy of our Code of Business Conduct and Ethics on our Internet website at www.utekcorp.com. Any waivers of the Code of Business Conduct and Ethics must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on our Internet website located at www.utekcorp.com.

Item 11.	Executive Compensation

The information set forth under the captions “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “SECURITY OWNERSHIP” in the Proxy Statement is incorporated herein by reference.

Securities Authorized For Issuance under Equity Compensation Plans

As of December 31, 2008, we had two stock option plans under which shares of our common stock were authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	988,400	$12.09	1,281,813
Equity compensation plans not approved by security holders	—	—	—
Total	988,400	$12.09	1,281,813

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. The following Financial Statements of UTEK Corporation are contained in Item 8 of this Form 10-K:

•	Consolidated Statements of Assets and Liabilities at December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Schedule of Investments at December 31, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Selected Per Share Data and Ratios for the years ended December 31, 2008, 2007, 2006, 2005, and 2004

•	Report of Independent Registered Public Accounting Firm

•	Report of Management on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

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

3. The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934:

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed with the Commission on December 30, 1999.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999. (Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed with the Commission on December 30, 1999.)

3.3	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed with the Commission on December 30, 1999.)

3.4	Certificate of Amendment to Certificate of Incorporation dated July 23, 2001, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Commission on April 1, 2002.)

3.5	Certificate of Amendment to Certificate of Incorporation dated June 12, 2007, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2007.)

3.6*	Certificate of Amendment to By-Laws dated February 27, 2008, to be filed and recorded with the Secretary of State of the State of Delaware.

10.1	UTEK Corporation Amended and Restated Employee Stock Option Plan. (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement filed on June 30, 2005.)

10.2	UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan. (Incorporated by reference to Appendix C to Schedule 14A to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

10.4	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

10.5	Corporate Custody Agreement dated May 29, 2003 between UTEK Corporation and Bank of Tampa. (Incorporated by reference to Exhibit 99.j filed with the Company’s Registration Statement on Form N-2 on October 26, 2005.)

10.6	Corporate Custody Agreement dated July 18, 2006 between UTEK Corporation and Gunn Allen Financial, Inc. (Incorporated by reference to Exhibit 99.i.l filed with the Company’s Registration Statement on Form N2/A on July 19, 2006.)

10.7	Employment Agreement between UTEK Corporation and Doug Schaedler dated February 16, 2009. (Incorporated by reference to Exhibit No. 10.1 filed with the Company’s Form 8-K filed on February 17, 2009.

10.8	Employment Agreement between UTEK Corporation and Sam Reiber dated February 16, 2009. (Incorporated by reference to Exhibit No. 10.2 filed with the Company’s Form 8-K filed on February 17, 2009.

10.9	Employment Agreement between UTEK Corporation and Carole Wright dated February 16, 2009. (Incorporated by reference to Exhibit No. 10.3 filed with the Company’s Form 8-K filed on February 17, 2009.

11.1	Computation of per share earnings is included in Item 8 of this Form 10-K.

14.1	Code of Ethics. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2006.)

21.1	Subsidiaries of the registrant, and jurisdiction of incorporation/organization: UTEK Europe, Ltd., - United Kingdom, UTEKip, Ltd. - Israel, Innovaro, Ltd. - United Kingdom, Pharmalicensing, Ltd. - United Kingdom, Carmi, Inc. - United States, and Social Technologies, Group, Inc. - United States.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

UTEK CORPORATION

By:	/s/ DOUGLAS SCHAEDLER
Douglas Schaedler
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(Capacity)	Date
/s/ DOUGLAS SCHAEDLER Douglas Schaedler	President and Director (Principal Executive Officer)	March 2, 2009

/s/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman	March 2, 2009

/s/ SAM REIBER Sam Reiber	Director	March 2, 2009

/s/ HOLLY CALLEN-HAMILTON Holly Callen-Hamilton	Director	March 2, 2009

/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	March 2, 2009

/s/ ARTHUR CHAPNIK Arthur Chapnik	Director	March 2, 2009

/s/ JOHN MICEK John Micek	Director	March 2, 2009

/s/ KEITH A. WITTER Keith A. Witter	Director	March 2, 2009

/s/ FRANCIS MAUDE Francis Maude	Director	March 2, 2009

Schedule 12-14

UTEK CORPORATION

Schedule of Investments in and Advances to Affiliates

Portfolio Company and Investment	Year Ended December 31, 2008 Amount of Interest or Dividends(1)	December 31, 2007 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2008 Value
Affiliate Investments
Emission & Power Solutions, Inc. (privately held)
Common stock	$—	$752,500	$2,100,000	$(2,564,600)	$287,900
Preferred Series B stock	—	840,000	—	(840,000)	—
GS Energy Corporation
Common stock	—	89,900	—	(89,900)	—
Tesla Vision Corp. (Manakoa Services Co.)
Common stock	—	58,500	—	(58,500)	—
Preferred Series B stock	—	760,000	—	(760,000)	—
Material Technologies, Inc.
Common stock	—	4,521,100	—	(4,462,700)	58,400
Preferred Series E stock	—	648,400	—	(185,300)	463,100
MachineTalker, Inc.
Common stock	—	668,300	—	(534,600)	133,700
NeoStem, Inc.
Common stock	—	441,700	—	(277,100)	164,600
Stealth MediaLabs, Inc.
Common stock	—	—	—	—	—
Cyberlux Corporation
Common stock	—	559,600	—	(559,600)	—
Preferred Series C stock	—	1,781,000	—	(1,781,000)	—
DME Interactive Holdings, Inc.
Common stock	—	199,200	—	(199,200)	—
Cytodyn, Inc.
Common stock	—	118,300	53,100	—	171,400
Preferred Series A stock	—	260,000	—	—	260,000
Cargo Connection Logistics Holdings, Inc.
Common stock	—	172,700	—	(162,000)	10,700
World Energy Solutions, Inc.
Common stock	—	—	1,625,000	(175,000)	1,450,000
Preferred Series A stock	—	—	631,500	(309,400)	322,100
Avalon Oil and Gas, Inc.
Common stock	—	868,900	30,000	(831,400)	67,500
Pathway One Plc
Common stock	—	719,500	—	(719,500)	—
USTelematics, Inc.
Common stock	—	510,100	—	(450,200)	59,900
American Soil Technologies, Inc.
Common stock	—	314,400	—	(287,100)	27,300
Industrial Biotechnology Corporation
Common stock	—	2,000	—	(2,000)	—
WebSky Inc.
Common stock	—	—	—	—	—
RIM Semiconductor Company
Common stock	—	—	1,792,500	(1,792,500)	—
NetFabric Holdings, Inc.
Common stock	—	142,900	—	(142,300)	600
NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc)
Common stock	—	—	—	—	—
Preferred Series B stock	—	—	—	—	—

Total Investments in Affiliate Investments	$—	$14,429,000	$6,232,100	$(17,183,900)	$3,477,200

1

Portfolio Company and Investment	Year Ended December 31, 2008 Amount of Interest or Dividends(1)	December 31, 2007 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2008 Value
Control Investments
UTEK Real Estate Holdings, Inc., (privately held)
Common Stock	$—	$3,472,000	$—	$(492,000)	$2,980,000
Klegg Electronics, Inc
Common stock	—	300,200	—	(292,700)	7,500
World Energy Solutions, Inc.
Common stock	—	2,031,100	—	(2,031,100)	—
Ybor City Group, Inc. (privately held)
Demand note, interest rate @ 5%	—	1,965,261	—	(1,965,261)	—

Total Investment in Control Investment	$—	$7,768,561	$—	$(4,781,061)	$2,987,500

This schedule should be read in conjunction with the Company’s consolidated financial statements including the schedule of investments.

(1) All of the listed securities with the exception of the demand note issued by Ybor City Group, Inc. are generally non-income producing. In addition all of the listed securities are “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Investments as of December 31, 2008.

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

(4) During the year ended December 31, 2008, the Company reclassified this investment from Control investments to Affiliate investments.

2