Form 10-Q/A
period 2008-03-31
UTEK CORP
filed 2009-05-07
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

UTEK Corporation is filing this Amendment No.1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in response to comments received from the Securities and Exchange Commission’s staff pursuant to its review of our Preliminary Proxy Statement filed on April 9, 2009. We have amended our Form 10-Q for the quarter ended March 31, 2008 to accrue a severance liability for our then chief executive officer in the amount of $1.65 million. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Quarterly Report. Except as set forth in this Amendment No. 1, the other Items in the Original Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

UTEK CORPORATION

FORM 10-Q/A TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2008 (Unaudited)	December 31, 2007
	(Restated)
ASSETS
Investments:
Non-affiliate investments (cost: 2008—$39,990,308; 2007—$31,588,337)	$8,741,290	$6,705,850
Affiliate investments (cost: 2008—$34,459,183; 2007—$43,779,616)	6,012,200	14,429,000
Controlled investments (cost: 2008—$18,978,636; 2007—$17,231,458)	7,720,739	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008—$1,498,932; 2007—$1,498,346)	1,498,932	1,498,346

Total investments	23,973,161	30,401,757
Cash and cash equivalents	4,001,277	5,254,576
Accounts receivable, net of allowance for bad debt (2008—$120,000; 2007—$36,000)	565,090	358,338
Prepaid expenses and other assets	435,218	378,248
Fixed assets, net	495,817	476,578
Goodwill	4,365,101	2,821,064
Intangible assets, net	943,168	123,812
Deferred tax asset	8,732,078	5,406,704

TOTAL ASSETS	43,510,910	45,221,077

LIABILITIES
Accrued expenses	999,415	790,693
Accrued severance liability	1,651,814	—
Deferred revenue	1,051,095	755,836

TOTAL LIABILITIES	3,702,324	1,546,529

NET ASSETS	$39,808,586	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 9,185,243 and 9,011,276 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	$91,854	$90,114
Additional paid-in capital	55,582,031	53,148,643
Accumulated income:
Accumulated net operating income	31,844,195	33,498,108
Net realized loss on investments, net of income taxes	(3,638,700)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(44,253,949)	(39,703,173)
Foreign currency translation adjustment	183,155	153,454

Net assets	$39,808,586	$43,674,548

Net asset value per share	$4.33	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(Restated)
Income from operations:
Sale of technology rights	$2,712,380	$6,701,340
Consulting and other services	868,739	1,046,717
Investment income, net	84,447	199,714

	3,665,566	7,947,771

Expenses:
Acquisition of technology rights	1,184,000	1,303,279
Salaries and wages	2,857,708	969,341
Professional fees	308,195	321,947
Sales and marketing	648,032	631,979
General and administrative	825,194	831,809
Goodwill impairment	—	33,030

	5,823,129	4,091,385

(Loss) income before income taxes	(2,157,563)	3,856,386
Provision for income tax (benefit) expense	(503,650)	1,622,995

Net income (loss) from operations	(1,653,913)	2,233,391
Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of ($76,082) and ($662,240) for the three months ended March 31, 2008 and 2007, respectively	(126,102)	(1,097,632)
Net change in unrealized depreciation of investments, net of deferred tax benefit of ($2,745,642) and ($930,540) for the three months ended March 31, 2008 and 2007, respectively	(4,550,776)	(1,542,328)

Net decrease in net assets from operations	$(6,330,791)	$(406,569)

Net decrease in net assets from operations per share:
Basic	$(0.69)	$(0.05)
Diluted	$(0.69)	$(0.05)
Weighted average shares:
Basic	9,161,046	8,938,565
Diluted	9,161,046	8,938,565
Dividend declared per share:	—	—

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(Restated)
Operating Activities:
Net decrease in net assets from operations	$(6,330,791)	$(406,569)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	7,296,418	2,472,868
Net proceeds from sale (purchases) of short-term investments	(586)	2,813,079
Proceeds received on sale of equity investments	1,472,639	653,533
Repayment from (investment in) UTEK Real Estate Holdings, Inc.	45,322	(543,496)
Depreciation and amortization	85,540	55,142
Goodwill impairment	—	33,030
Loss on sale of investments	202,184	1,759,872
Loss on disposal of fixed assets	3,603	14,360
Bad debt expense	—	110,011
Stock compensation	172,328	104,214
Deferred income taxes	(3,325,374)	30,215
Investment securities received in connection with the sale of technology rights	(2,587,380)	(6,701,340)
Consulting and other services rendered in exchange for investment securities	(35,400)	(377,881)
Changes in operating assets and liabilities:
Accounts receivable	110,837	(17,017)
Prepaid expenses and other assets	(42,534)	(21,256)
Deferred revenue	(229,515)	9,221
Accrued expenses	1,780,405	167,204

Net cash flows from operating activities	(1,382,304)	155,190

Investing Activities:
Purchases of fixed assets	(13,496)	(18,292)

Net cash flows from investing activities	(13,496)	(18,292)

Financing Activities:
Distributions to stockholders	—	(179,032)
Proceeds from exercise of stock options	112,800	248,500

Net cash flows from financing activities	112,800	69,468

Foreign currency translation adjustment	29,701	1,768

Increase (decrease) in cash and cash equivalents	(1,253,299)	208,134
Cash and cash equivalents at beginning of year	5,254,576	9,685,111

Cash and cash equivalents at end of period	$4,001,277	$9,893,245

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

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(Restated)
Changes in net assets from operations:
Net income (loss) from operations	$(1,653,913)	$2,233,391
Net realized loss on sale of investments, net of related income taxes	(126,102)	(1,097,632)
Change in net unrealized depreciation of investments, net of related deferred taxes	(4,550,776)	(1,542,328)

Net decrease in net assets from operations	(6,330,791)	(406,569)

Distribution to Stockholders:
From net income from operations (1)	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	112,800	292,875
Stock compensation—options	172,328	104,214
Acquisition of Pharmalicensing Ltd.	2,150,000	—

Net increase in net assets from stock transactions	2,435,128	397,089

Foreign currency translation adjustment	29,701	1,768

Net decrease in net assets	(3,865,962)	(7,712)
Net assets at beginning of year	43,674,548	50,981,162

Net assets at end of period	$39,808,586	$50,973,450

(1)	Distributions to shareholders as noted in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(Restated)
PER SHARE INFORMATION

Net asset value, beginning of period	$4.85	$5.71
Net income (loss) from operations (1)	(0.18)	0.25
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after taxes) (2)	(0.61)	(0.33)
Foreign currency translation adjustment (1)	—	—
Net increase from stock transactions (1)	0.27	0.06
Distribution to shareholders from net income from operations	0.00	0.00

Net asset value, end of period	$4.33	$5.69

Per share market value, end of period	$10.05	$13.20

Investment return, based on market price at end of period	(24)%	16%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$39,808,586	$50,973,450

Ratio of expenses to average net assets	14%	8%
Ratio of net income from operations to average net assets	(4)%	4%
Diluted weighted average number of shares outstanding during the period	9,161,046	8,938,565

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.
(3)	Distribution to shareholders as noted in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments

March 31, 2008

(Unaudited)

(Restated)

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Medical Isotope Corporation (9) Medical isotope processes
95,000	9/06	Preferred Stock	$1,803,417	$1,750,400	4.4%
600,000	5/06	Common Stock	63,000	403,200	1.0
148,000	11/06–1/07	Cyberlux Corporation (8) LED lighting solutions Series C Preferred Stock	2,181,640	1,457,100	3.7
26,650,484	6/06–1/07	Common Stock	514,960	475,700	1.2
100,000	4/06	Advanced Refractive Technologies, Inc. Ophthalmic technologies Series D Preferred Stock	1,996,176	560,000	1.4
97,000	3/06	Series C Preferred Stock	2,066,063	543,200	1.4
97,000	12/05	Series B Preferred Stock	1,032,675	282,300	0.7
4,000,000	5/06	Common Stock	76,368	1,000	<0.1
(7)	4/07	Synthetic Blood International, Inc. Biotechnology products	120,000	1,070,000	2.7
560,000	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	—	940,800	2.4
92,000	3/08	Platina Energy Group Inc. Oil and gas exploration and production Series F Convertible Preferred Stock	794,880	794,880	2.0
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.3
36,700	1/06	Broadcast International, Inc. Telecommunications	44,407	90,600	0.2
60,000	12/05	Metamorphix Global, Inc. (privately held) (10) Design and manufacture of countertops	120,000	72,000	0.2
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	62,700	0.2
264,333	1/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	97,300	45,200	0.1
697,860	8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	18,800	<0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	15,500	<0.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	9,700	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	6,000	<0.1
2,550,000	8/04-11/06	TenthGate, Inc. Healthcare related products and services	40,000	5,100	<0.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	3,900	<0.1
9,748	4/06-3/07	Xethanol Corporation (10) Bioethanol and derivative products	88,836	3,700	<0.1
4,962	8/05-8/06	Industrial Biotechnology Corporation (8) Manufactures and markets flavors and fragrances	5,770,526	3,300	<0.1
2,011,765	5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) Study of blood viscosity	86,100	3,200	<0.1

1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	1,250	<0.1
825,852	5/06-7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	700	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	700	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	300	<0.1
16,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	60	<0.1
660,000	6/05	BP International, Inc. Shade structures	78,852	—	0.0
1,714	9/05	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
2,525,740	2/06-6/06	UBA Technology, Inc. Software development Common Stock	1,652,899	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$39,990,308	$8,741,290	22.0%

		Affiliate Investments (2)
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	$993,000	$1,225,100	3.1%
100,000	1/06	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions Series B Preferred Stock	2,100,000	630,000	1.6
9,900,717	4/05–4/06	Common Stock	1,980,142	564,300	1.4
20,181,304	12/06–6/07	Material Technologies, Inc. Metal fatigue detection Common Stock	4,818,862	468,200	1.2

47,500	1/07	Series E Convertible Preferred Stock	694,640	555,800	1.4
1,426,754	9/07	USTelematics, Inc. (11) Broadband telecommunication for moving vehicles	—	454,400	1.1
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	426,800	1.1
95,000	1/07	Manakoa Services Corporation (9) Compliance analysis and monitoring Series B Preferred Stock	2,280,000	380,000	1.0

7,799,515	8/04–4/07	Common Stock	2,122,641	31,200	0.1

2,040,000	4/06–7/06	CytoDyn, Inc. Development stage biotechnology company Common Stock	3,640,772	81,600	0.2
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.7
6,849,390	9/05–6/07	American Soil Technologies, Inc. Fertilizer innovation	1,609,306	335,600	0.8
3,530,607	7/06–9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,706,981	259,500	0.7
6,000,000	7/07	Pathway One Plc (5) Sales and development licenses	852,300	207,000	0.5
164,495,817	8/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,026,031	57,600	0.1
7,145,000	5/06–8/06	NetFabric Holdings, Inc. Information technology services	607,034	28,600	0.1
872,502	5/05-9/05	EcoSystem Corporation (GS Energy Corporation) Biotechnology	2,434,783	28,800	0.1
4,426,136	7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.) Multi-media entertainment	752,443	17,700	<0.1
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (11) Software products	1,708,000	—	0.0
5,346	7/06–9/06	NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$34,459,183	$6,012,200	15.1%

		Control Investments (3)

1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,228,000	8.1%
(6)	1/06-9/07	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,919,939	1,919,939	4.8
16,119,672	9/05–9/07	World Energy Solutions, Inc. Energy saving technologies	4,628,449	1,450,800	3.6
210,000,000	1/08	RIM Semiconductor Company Data transmission technology	1,792,500	1,092,000	2.7
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	30,000	0.1

		Total Investments in Control Investments	$18,978,636	$7,720,739	19.4%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:
100,000	1/08	Washington Mutual Bank CD, maturity 4/16/08, interest rate @ 4.50%	100,017	100,017	0.3
100,000	1/08	Metropacific Bank CD, maturity 4/22/08, interest rate @ 4.45%	100,022	100,022	0.3
100,000	1/08	American Chartered Bank CD, maturity 4/23/08, interest rate @ 4.40%	100,020	100,020	0.3
100,000	1/08	GE Money Bank CD, maturity 4/23/08, interest rate @ 4.30%	100,000	100,000	0.3
100,000	1/08	Lydian Private Bank CD, maturity 4/23/08, interest rate @ 4.30%	100,015	100,015	0.3

100,000	1/08	Great Southern Bank CD, maturity 4/25/08, interest rate @ 4.30%	100,016	100,016	0.3
100,000	8/07	Capmark Bank CD, maturity 5/22/08, interest rate @ 5.15%	100,138	100,138	0.3
100,000	8/07	Firstcity Bank CD, maturity 5/22/08, interest rate @ 5.1%	100,132	100,132	0.3
100,000	8/07	Provident Bank CD, maturity 5/27/08, interest rate @ 5.1%	100,145	100,145	0.3
100,000	2/08	Colonial Bank CD, maturity 8/27/08, interest rate @ 3.35%	99,735	99,735	0.2
100,000	2/08	Capital One Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,734	99,734	0.2
100,000	2/08	Sunfirst Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,742	99,742	0.2
100,000	2/08	Coastal Community CD, maturity 8/29/08, interest rate @ 3.35%	99,732	99,732	0.2
100,000	2/08	First Business Bank CD, maturity 8/29/08, interest rate @ 3.35%	99,732	99,732	0.2
100,000	2/08	Mercantile Bank CD, maturity 8/29/08, interest rate @ 3.40%	99,752	99,752	0.2

		Total Certificates of Deposit	$1,498,932	$1,498,932	3.8%

		Total Investments in U.S. Treasuries and CDs	$1,498,932	$1,498,932	3.8%

		TOTAL INVESTMENTS	$94,927,059	$23,973,161	60.2%

		Cash and other assets, less liabilities		15,835,425	39.8%

		Net assets at March 31, 2008		$39,808,586	100.0%

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

2. Restatement of Consolidated Financial Statements

The financial statements as of and for the three months ended March 31, 2008 have been restated to correct the accounting treatment previously accorded the following transaction.

The Company determined that pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we should have accrued and reported as a liability in our 2008 financial statements a payment obligation which arose in connection with our entry into an employment agreement on March 1, 2008 with our then chief executive officer, Clifford M. Gross, Ph.D. Pursuant to the terms of the employment agreement, Dr. Gross was entitled to receive a payment, at the end of the term of the agreement or if Dr. Gross is terminated for any reason, equal to the number of years Dr. Gross had worked for us times $100,000 per year, “grossed-up” to cover any tax liability. At the time of our entry into the employment agreement, Dr. Gross had been employed by us for 10.5 years. Given that the payment obligation was certain to be paid at some point in the future (i.e., when the employment agreement was not renewed at some future date) and the amount of the payment obligation was determinable at the time of entry into the employment agreement, we should have accrued and reported such payment obligation as a liability in our financial statements for the quarter ended March 31, 2008 as well as in our subsequent interim and annual financial statements for 2008.

As previously disclosed in our Form 10-K for the year ended December 31, 2008, Dr. Gross retired from his position as our chief executive officer on March 1, 2009, following the conclusion of the term of the employment agreement, including a subsequent extension to the term thereof. Moreover, as disclosed in a Form 8-K filed with the SEC on April 13, 2009, we entered into a separation agreement with Dr. Gross that modified the payment terms, but not the monetary obligation amount that Dr. Gross was entitled to receive pursuant to the employment agreement.

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

As of March 31, 2008:

Net assets, as previously reported	$41,084,100
Adjustment to accrue severance liability, net of tax	(1,275,514)

Net assets, as restated	$39,808,586

Net asset value per share, as previously reported	$4.47
Net asset value per share, as restated	$4.33

For the three months ended March 31, 2008:

Net decrease in net assets from operations, as previously reported	$(5,055,277)
Adjustment to accrue severance liability, net of tax	(1,275,514)

Net decrease in net assets from operations, as restated	$(6,330,791)

Net decrease in net assets from operations per share, as previously reported	$(0.55)
Net decrease in net assets from operations per share, as restated	$(0.69)

3. Stock-Based Compensation

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

4. Investments

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

5. Acquisition

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

6. Commitments and Contingencies

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

7. Segment Reporting

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

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Total assets March 31, 2008 (Restated)	$3,319,334	$22,753	$40,168,823	$43,510,910
Total assets December 31, 2007	681,140	39,317	44,500,620	45,221,077

	For the Three Months Ended March 31, 2008 (Restated)
	United Kingdom	Israel	United States	Total
Income from operations	$244,486	$12,303	$3,408,777	$3,665,566
Income (loss) before income taxes	$(35,248)	$(116,485)	$(2,005,830)	(2,157,563)
Depreciation and amortization	36,185	668	48,687	85,540

	For the Three Months Ended March 31, 2007
	United Kingdom	Israel	United States	Total
Income from operations	$89,648	$40,169	$7,817,954	$7,947,771
Income (loss) before income taxes (1)	(52,671)	(40,461)	3,949,518	3,856,386
Depreciation and amortization	406	1,585	53,151	55,142

(1)	During the three months ended March 31, 2007, the United States segment recorded goodwill impairment for Pharma Transfer of $33,030, which is included in that segment’s loss for the period.

8. Related Party Transactions

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

9. Subsequent Events

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

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q/A. This Form 10-Q/A contains forward-looking statements regarding the plans and objectives of management for future operations. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Our total assets were $43.5 million and our net assets were $39.8 million at March 31, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $4.33 at March 31, 2008 and $4.85 at December 31, 2007. At March 31, 2008, we had no long-term debt outstanding and $4.0 million in cash and cash equivalents.

Income from operations for the three months ended March 31, 2008 totaled approximately $3.7 million, as compared to $7.9 million for the three months ended March 31, 2007. Net income (loss) from operations for the three months ended March 31, 2008 totaled approximately ($1.7) million as compared to $2.2 million for the same period of 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately $126,100 for the three months ended March 31, 2008 as compared to net realized losses of $1.1 million for the same period of 2007. In this regard, we received gross proceeds of $1.5 million for the three months ended March 31, 2008 and $654,000 for the same period of 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was $4.6 million for the three months ended March 31, 2008 as compared to $1.5 million for the same period of 2007.

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

Our most significant portfolio investments at March 31, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc. and Cyberlux Corporation. These four investments total $8.8 million in fair value and represent 37% of our investments and 22% of net assets at March 31, 2008.

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

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three months ended March 31, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	$400,000
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000

		Total for three months ended March 31, 2007	$1,303,279

Salaries and Wages

	Three months ended March 31,		Percentage Change
(In thousands, except percentages)	2008	2007
	Restated
Salaries and wages	$2,858	$969	195%
As a percent of revenue	78%	12%	66 ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and stock-based compensation.

Salaries and wages increased $1.9 million during the three months ended March 31, 2008 primarily due to the accrual of our CEO’s severance liability of $1.65 million, and to a lesser extent, the addition of Pharmalicensing employees to the payroll as a result of the completion of the acquisition, increased management salaries, and an increase in stock-based compensation expense resulting from additional option grants.

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

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q/A, our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	Unregistered Shares of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q/A:

31.1	–	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	–	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	–	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	–	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: May 7th, 2009	/s/ Douglas Schaedler
Douglas Schaedler
President

Date: May 7th , 2009	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer