Form 10-Q/A
period 2008-06-30
UTEK CORP
filed 2009-05-07
CIK 1098482

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

EXPLANATORY NOTE

UTEK Corporation is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 in response to comments received from the Securities and Exchange Commission’s staff pursuant to its review of our Preliminary Proxy Statement filed on April 9, 2009. We have amended our Form 10-Q for the period ended June 30, 2008 to accrue a severance liability for our then chief executive officer in the amount of $1.65 million. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Quarterly Report. Except as set forth in this Amendment No. 1, the other Items in the Original Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

UTEK CORPORATION

FORM 10-Q/A TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS	(Restated)
Investments:
Non-affiliate investments (cost: 2008 - $37,830,621; 2007 - $31,588,337)	$8,781,200	$6,705,850
Affiliate investments (cost: 2008 - $31,367,964; 2007 - $43,779,616)	3,255,400	14,429,000
Controlled investments (cost: 2008 - $18,021,197; 2007 - $17,231,458)	5,036,000	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008 - $4,032,432; 2007 - $1,498,346)	4,032,432	1,498,346

Total investments	21,105,032	30,401,757
Cash and cash equivalents	3,509,467	5,254,576
Accounts receivable, net of allowance for bad debt (2008 - $137,000; 2007 - $36,000)	3,102,591	358,338
Prepaid expenses and other assets	531,785	378,248
Fixed assets, net	503,465	476,578
Goodwill	6,760,389	2,821,064
Intangible assets, net	7,177,923	123,812
Deferred tax asset	8,267,824	5,406,704

TOTAL ASSETS	50,958,476	45,221,077

LIABILITIES
Accrued expenses	3,299,733	790,693
Accrued severance liability	1,651,814	—
Deferred revenue	1,341,261	755,836
Contingent liability	306,418	—

TOTAL LIABILITIES	6,599,226	1,546,529

NET ASSETS	$44,359,250	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 10,445,218 and 9,011,276 shares issued; 9,836,274 and 9,011,276 shares outstanding at June 30, 2008 and December 31, 2007, respectively	$98,364	$90,114
Additional paid-in capital	63,525,219	53,148,643
Accumulated income:
Accumulated net operating income	31,303,305	33,498,108
Net realized loss on investments, net of income taxes	(6,989,472)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(43,750,800)	(39,703,173)
Foreign currency translation adjustment	172,634	153,454

Net assets	$44,359,250	$43,674,548

Net asset value per share	$4.51	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
			(Restated)
Income from operations:
Sale of technology rights	$1,222,300	$5,213,410	$3,934,680	$11,914,750
Consulting and other services	3,672,310	1,022,048	4,541,049	2,068,765
Investment income, net	35,008	152,991	119,455	352,705

	4,929,618	6,388,449	8,595,184	14,336,220

Expenses:
Acquisition of technology rights	296,000	1,030,000	1,480,000	2,333,279
Salaries and wages	1,159,144	804,966	4,016,852	1,774,307
Professional fees	250,067	292,161	558,262	614,108
Sales and marketing	2,818,815	458,299	3,466,847	1,090,278
General and administrative	1,164,159	607,744	1,989,353	1,439,553
Goodwill impairment	—	—	—	33,030

	5,688,185	3,193,170	11,511,314	7,284,555

(Loss) income before income taxes	(758,567)	3,195,279	(2,916,130)	7,051,665
Provision for income tax (benefit) expense	(217,677)	1,259,448	(721,328)	2,882,443

Net (loss) income from operations	(540,890)	1,935,831	(2,194,802)	4,169,222

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit of ($2,021,635) and ($2,097,720) for the three and six months ended June 30, 2008, respectively, and ($24,524) and ($686,764) for the three and six months ended June 30, 2007, respectively	(3,350,772)	(40,648)	(3,476,874)	(1,138,280)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit) of $303,567 and ($2,442,074) for the three and six months ended June 30, 2008, respectively, and ($3,306,225) and ($4,236,765) for the three and six months ended June 30, 2007, respectively	503,149	(5,479,917)	(4,047,627)	(7,022,245)

Net decrease in net assets from operations	$(3,388,513)	$(3,584,734)	$(9,719,303)	$(3,991,303)

Net decrease in net assets from operations per share:
Basic	$(0.35)	$(0.40)	$(1.04)	$(0.45)
Diluted	$(0.35)	$(0.40)	$(1.04)	$(0.45)
Weighted average shares:
Basic	9,608,668	8,997,538	9,385,813	8,968,152
Diluted	9,608,668	8,997,538	9,385,813	8,968,152

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2008	2007
	(Restated)
Operating Activities:
Net decrease in net assets from operations	$(9,719,303)	$(3,991,303)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	6,489,701	11,259,011
Net proceeds from sale (purchases) of short-term investments	(2,534,086)	2,494,479
Proceeds received on sale of equity investments	1,698,435	821,276
Net repayment from (investment in) UTEK Real Estate Holdings, Inc.	1,965,261	(702,560)
Depreciation and amortization	270,894	109,468
Goodwill impairment	—	33,030
Loss on sale of investments	5,574,594	1,825,044
Loss on disposal of fixed assets	13,363	14,360
Bad debt expense	17,742	110,011
Stock-based compensation	358,439	275,598
Deferred income taxes	(5,261,120)	(2,041,086)
Investment securities received in connection with the sale of technology rights	(3,809,680)	(11,714,750)
Consulting and other services rendered in exchange for investment securities	(45,269)	(757,269)
Changes in operating assets and liabilities:
Accounts receivable	(263,142)	41,940
Prepaid expenses and other assets	(98,003)	53,998
Deferred revenue	(270,778)	(124,769)
Accrued expenses	3,002,785	25,113

Net cash flows from operating activities	(2,610,167)	(2,268,409)

Investing Activities:
Cash received in connection with Strategos acquisition	678,980	—
Purchases of fixed assets	(22,896)	(32,394)

Net cash flows from investing activities	656,084	(32,394)

Financing Activities:
Distributions to stockholders	—	(179,032)
Proceeds from exercise of stock options	189,794	523,091

Net cash flows from financing activities	189,794	344,059

Foreign currency translation adjustment	19,180	(3,026)

Decrease in cash and cash equivalents	(1,745,109)	(1,959,770)
Cash and cash equivalents at beginning of year	5,254,576	9,685,111

Cash and cash equivalents at end of period	$3,509,467	$7,725,341

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

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30
	2008	2007
	(Restated)
Changes in net assets from operations:
Net income (loss) from operations	$(2,194,802)	$4,169,222
Net realized loss on sale of investments, net of related income taxes	(3,476,874)	(1,138,280)
Change in net unrealized depreciation of investments, net of related deferred taxes	(4,047,627)	(7,022,245)

Net decrease in net assets from operations	(9,719,303)	(3,991,303)

Distributions to Stockholders:
From net income from operations (1)	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	189,794	523,091
Stock-based compensation	358,439	275,598
Acquisition of Pharmalicensing Ltd.	2,150,000	—
Acquisition of Strategos	6,040,669	—
Strategos earnout	1,645,923	—

Net increase in net assets from stock transactions	10,384,825	798,689

Foreign currency translation adjustment	19,180	(3,026)

Net increase (decrease) in net assets	684,702	(3,195,640)

Net assets at beginning of year	43,674,548	50,981,162

Net assets at end of period	$44,359,250	$47,785,522

(1)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Six Months Ended June 30
	2008	2007
	(Restated)
PER SHARE INFORMATION

Net asset value, beginning of period	$4.85	$5.71
Net income (loss) from operations (1)	(0.23)	0.46
Net change in realized losses and unrealized depreciation on investments, (after taxes) (2)	(1.22)	(0.96)
Foreign currency translation adjustment (1)	0.00	(0.00)
Net increase from stock transactions (1)	1.11	0.09
Distributions to stockholders from net income from operations	—	—

Net asset value, end of period	$4.51	$5.30

Per share market value, end of period	$10.00	$14.30

Investment return, based on market price at end of period	(24)%	26%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$44,359,250	$47,785,522

Ratio of expenses to average net assets	26%	15%
Ratio of net income from operations to average net assets	(5)%	8%
Diluted weighted average number of shares outstanding during the period	9,385,813	8,968,152

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period inherently does not equal the per share changes of the line items disclosed.
(3)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the three months ended June 30, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

June 30, 2008

(Unaudited)

(Restated)

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Medical Isotope Corporation (8) Medical isotope processes
95,000	9/06	Preferred Stock	$1,803,417	$1,750,400	3.9%
600,000	5/06	Common Stock	63,000	331,200	0.7
560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	—	1,803,200	4.1
148,000	11/06–1/07	Cyberlux Corporation (7) LED lighting solutions Series C Preferred Stock	2,181,640	1,457,100	3.3
25,931,484	1/07	Common Stock	502,558	308,600	0.7
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	946,000	2.1
92,000	3/08	Platina Energy Group Inc. Oil and gas exploration and production Series F Convertible Preferred Stock	794,880	861,100	1.9
100,000	4/06	Advanced Refractive Technologies, Inc. Ophthalmic technologies Series D Preferred Stock	1,996,176	280,000	0.6
97,000	3/06	Series C Preferred Stock	2,066,063	271,600	0.6
97,000	12/05	Series B Preferred Stock	1,032,675	141,100	0.3
4,000,000	5/06	Common Stock	76,368	500	<0.1
371,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	347,300	347,300	0.8
208,333	1/07-12/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	83,300	93,000	0.2
60,000	12/05	Metamorphix Global, Inc. (privately held) (9) Design and manufacture of countertops	120,000	54,000	0.1
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	35,800	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	17,600	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	16,100	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	10,800	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	7,500	<0.1
9,748	4/06-3/07	Xethanol Corporation (9) Bioethanol and derivative products	88,836	4,300	<0.1
2,971	12/05-8/06	Industrial Biotechnology Corporation Provider of renewable resources	3,455,105	2,600	<0.1
1,740,000	5/06-11/06	TenthGate International, Inc. Healthcare related products and services	40,000	1,000	<0.1
16,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	300	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	100	<0.1

660,000	6/05	BP International, Inc. Shade structures	78,852	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
2,525,740	2/06-6/06	UBA Technology, Inc. Software development Common Stock	1,652,899	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$37,830,621	$8,781,200	19.8%

		Affiliate Investments (2)
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	$993,000	$779,600	1.8%
19,130,302	12/06–6/07	Material Technologies, Inc. Metal fatigue detection Common Stock	4,529,836	244,900	0.6
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.0
2,040,000	4/06–7/06	CytoDyn, Inc. Development stage biotechnology company Common Stock	3,640,772	204,000	0.5
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.6
6,679,688	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,571,691	327,300	07
3,373,107	7/06–9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	307,000	0.7
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	305,900	0.7
6,000,000	7/07	Pathway One Plc (5) Sales and development licenses	852,300	144,000	0.3
1,426,754	9/07	USTelematics, Inc. (10) Broadband telecommunication for moving vehicles	—	99,900	0.2
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	53,700	0.1
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	45,500	0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	17,700	<0.1
7,079,500	5/06–8/06	NetFabric Holdings, Inc. Information technology services	601,598	2,800	<0.1

95,000	1/07	Manakoa Services Corporation (8) Compliance analysis and monitoring Series B Preferred Stock	2,280,000	—	0.0
7,799,515	8/04–4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (10) Software products	1,708,000	—	0.0
5,346	7/06–9/06	NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$31,367,964	$3,255,400	7.3%

		Control Investments (3)
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,240,000	7.3%
16,119,672	9/05–9/07	World Energy Solutions, Inc. Energy saving technologies Common Stock	4,715,949	820,900	1.9
100,000	6/08	Series B Preferred Stock	875,000	875,000	2.0
210,000,000	1/08	RIM Semiconductor Company Data transmission technology	1,792,500	85,100	0.2
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	15,000	<0.1

		Total Investments in Control Investments	$18,021,197	$5,036,000	11.4%

		U.S. Treasuries and Certificates of Deposit (4)
		Certificates of Deposit:
100,000	4/08	Doral Bank CD, maturity 7/18/08, interest rate @ 3.15%	$99,975	$99,975	0.2%
100,000	4/08	Indymac Bank CD, maturity 7/24/08, interest rate @ 3.30%	99,972	99,972	0.2
100,000	4/08	Washington Mutual Bank CD, maturity 7/24/08, interest rate @ 3.05%	99,958	99,958	0.2
100,000	4/08	Enerbank USA CD, maturity 8/4/08, interest rate @ 3.05%	99,940	99,940	0.2
100,000	5/08	Temecula VY Bank CD, maturity 8/14/08, interest rate @ 2.75%	99,882	99,882	0.2
100,000	4/08	Franklin Bank CD, maturity 8/25/08, interest rate @ 3.25%	99,923	99,923	0.2
100,000	2/08	Colonial Bank CD, maturity 8/27/08, interest rate @ 3.35%	99,932	99,932	0.2
100,000	2/08	Capital One Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,931	99,931	0.2
100,000	2/08	Sunfirst Bank CD, maturity 8/28/08, interest rate @ 3.35%	99,939	99,939	0.2
100,000	2/08	Coastal Community CD, maturity 8/29/08, interest rate @ 3.35%	99,930	99,930	0.2
100,000	2/08	First Business Bank CD, maturity 8/29/08, interest rate @ 3.35%	99,930	99,930	0.2
100,000	4/08	First Choice Cmnty Bank CD, maturity 8/29/08, interest rate @ 3.10%	99,898	99,898	0.2
100,000	2/08	Mercantile Bank CD, maturity 8/29/08, interest rate @ 3.40%	99,938	99,938	0.2
100,000	5/08	Marion Cnty Svgs Bank CD, maturity 9/9/08, interest rate @ 2.85%	99,828	99,828	0.2
100,000	6/08	Bank Baroda CD, maturity 9/9/08, interest rate @ 2.90%	94,804	94,804	0.2
100,000	5/08	GMAC Bank CD, maturity 9/15/08, interest rate @ 2.85%	99,813	99,813	0.2

100,000	5/08	Washington Mutual Bank CD, maturity 9/15/08, interest rate @ 2.75%	99,793	99,793	0.2
100,000	6/08	First Mariner Bank CD, maturity 9/19/08, interest rate @ 2.90%	94,825	94,825	0.2
100,000	6/08	Issaquah Cmnty Bank Wash CD, maturity 9/25/08, interest rate @ 2.90%	94,817	94,817	0.2
100,000	5/08	Sovereign Bank CD, maturity 10/14/08, interest rate @ 3.00%	99,790	99,790	0.2
100,000	5/08	Home Svgs Bank of America CD, maturity 10/15/08, interest rate @ 2.95%	99,774	99,774	0.2
100,000	6/08	FirstBank P R Santurce CD, maturity 10/20/08, interest rate @ 3.00%	94,789	94,789	0.2
100,000	6/08	Fidelity Bank CD, maturity 10/30/08, interest rate @ 3.00%	94,767	94,767	0.2
100,000	6/08	Pacific Comm Bank CD, maturity 10/30/08, interest rate @ 3.05%	94,782	94,782	0.2
100,000	5/08	Beal Bank SSB CD, maturity 11/12/08, interest rate @ 2.90%	99,687	99,687	0.2
100,000	5/08	GE Money Bank CD, maturity 11/13/08, interest rate @ 3.00%	100,000	100,000	0.2
100,000	5/08	New South Fed Svgs Bank CD, maturity 11/14/08, interest rate @ 2.95%	99,701	99,701	0.2
100,000	5/08	Standard Bank & Trust Co CD, maturity 11/14/08, interest rate @ 3.00%	99,719	99,719	0.2
100,000	5/08	Crescent Bank CD, maturity 11/17/08, interest rate @ 3.00%	99,713	99,713	0.2
100,000	5/08	Merchants Bank CD, maturity 11/17/08, interest rate @ 2.85%	99,657	99,657	0.2
100,000	6/08	EuroBank Hato CD, maturity 11/18/08, interest rate @ 3.00%	94,729	94,729	0.2
100,000	6/08	First Chicago Bank & Trust CD, maturity 11/18/08, interest rate @ 3.00%	94,735	94,735	0.2
100,000	5/08	Bank Union CD, maturity 11/21/08, interest rate @ 3.00%	99,715	99,715	0.2
100,000	5/08	Signature Bank of Arkansas CD, maturity 11/21/08, interest rate @ 3.00%	99,715	99,715	0.2
100,000	5/08	GE Capital Finl Inc CD, maturity 12/4/08, interest rate @ 3.00%	95,000	95,000	0.2
100,000	5/08	First Cmnty Bank CD, maturity 12/8/08, interest rate @ 3.00%	94,689	94,689	0.2
100,000	6/08	AmTrust Bank CD, maturity 12/12/08, interest rate @ 3.05%	94,703	94,703	0.2
100,000	6/08	State Bank India CD, maturity 12/12/08, interest rate @ 3.10%	94,724	94,724	0.2
100,000	5/08	First State Bank of Blakely CD, maturity 12/16/08, interest rate @ 3.05%	99,686	99,686	0.2
100,000	5/08	Liberty Bank Inc CD, maturity 12/16/08, interest rate @ 3.00%	99,663	99,663	0.2
100,000	5/08	Nevada Sec Bank CD, maturity 12/22/08, interest rate @ 3.05%	99,666	99,666	0.2

		Total Certificates of Deposit	$4,032,432	$4,032,432	9.1%

		Total Investments in U.S. Treasuries and CDs	$4,032,432	$4,032,432	9.1%

		TOTAL INVESTMENTS	$91,252,214	$21,105,032	47.6%

		Cash and other assets, less liabilities		$23,254,218	52.4%

		Net assets at June 30, 2008		$44,359,250	100.0%

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

2. Restatement of Consolidated Financial Statements

The financial statements as of and for the six months ended June 30, 2008 have been restated to correct the accounting treatment previously accorded the following transaction.

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

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

As of June 30, 2008:

Net assets, as previously reported	$45,634,764
Adjustment to accrue severance liability, net of tax	(1,275,514)

Net assets, as restated	$44,359,250

Net asset value per share, as previously reported	$4.64
Net asset value per share, as restated	$4.51

For the six months ended June 30, 2008:

Net decrease in net assets from operations, as previously reported	$(8,443,789)
Adjustment to accrue severance liability, net of tax	(1,275,514)

Net decrease in net assets from operations, as restated	$(9,719,303)

Net decrease in net assets from operations per share, as previously reported	$(0.90)
Net decrease in net assets from operations per share, as restated	$(1.04)

3. Stock-Based Compensation

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

	Six Months Ended June 30,
	2008	2007
	(Restated)
Total income from operations	$11,426,501	$20,013,858
Net decrease in net assets from operations	$(9,542,796)	$(5,853,085)
Basic net loss per share	$(1.02)	$(0.65)
Diluted net loss per share	$(1.02)	$(0.65)

6. Intangible Assets and Goodwill

The changes in intangible assets for the six months ended June 30, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances June 30, 2008	Weighted Average Useful life
Trade names/trademarks/websites	$293,095	$2,083,726	$2,376,821	(1)
Proprietary processes/know-how	—	1,970,000	1,970,000	6 years
Software platform	—	120,000	120,000	8 years
Non-compete agreements	—	240,000	240,000	4 years
Customer list	80,000	2,824,660	2,904,660	7 years

	373,095	7,238,386	7,611,481
Currency exchange	—	7,600	7,600

Less: Accumulated amortization	(249,283)	(191,875)	(441,158)

	$123,812	$7,054,111	$7,177,923

(1)	The weighted average useful life for $756,821 of the trade names/trademarks/websites is 6 years and the remaining $1,620,000 has a weighted average useful life that is indefinite. Indefinite lived intangible assets are not amortized for GAAP purposes.

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

7. Stockholders’ Equity

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

See Note 3 for further information on share-based compensation expense and employee stock options exercised. See Note 5 for further information on acquisitions and the earnout accrual.

8. Commitments and Contingencies

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

9. Segment Reporting

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

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Total
Long-lived assets June 30, 2008	$2,969,209	$-0-	$11,472,568	$14,441,777
Total assets June 30, 2008 (Restated)	3,200,042	-0-	47,758,434	50,958,476
Long-lived assets December 31, 2007	589,406	13,621	2,818,427	3,421,454
Total assets December 31, 2007	681,140	39,317	44,500,620	45,221,077

	For the Three Months Ended June 30, 2008
	United Kingdom	Israel	United States	Total
Revenues	$238,390	$(3,665)	$4,694,893	$4,929,618
Income (loss) before income taxes	(60,813)	750,918 (1)	(1,448,672)	(758,567)
Depreciation and amortization	46,103	2,082	147,168	195,353

	For the Three Months Ended June 30, 2007
	United Kingdom	Israel	United States	Total
Revenues	$22,603	$48,674	$6,317,172	$6,388,449
Income (loss) before income taxes	(21,693)	(13,657)	3,230,629	3,195,279
Depreciation and amortization	415	1,520	52,391	54,326

	For the Six Months Ended June 30, 2008 (Restated)
	United Kingdom	Israel	United States	Total
Revenues	$482,876	$8,638	$8,103,670	$8,595,184
Income (loss) before income taxes	(96,061)	634,433 (1)	(3,454,502)	(2,916,130)
Depreciation and amortization	72,288	2,750	195,856	270,894

	For the Six Months Ended June 30, 2007
	United Kingdom	Israel	United States	Total
Revenues	$112,251	$88,843	$14,135,126	$14,336,220
Income (loss) before income taxes	(74,364)	(54,118)	7,180,147 (2)	7,051,665
Depreciation and amortization	821	3,105	105,542	109,468

(1)	During the three and six months ended June 30, 2008, we dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000. We dissolved UTEKip with the transfer of operations to the U.S. segment.
(2)	During the six months ended June 30, 2007, the United States segment recorded goodwill impairment for Pharma Transfer of $33,030, which is included in that segment’s loss for the period.

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

A summary of income from operations and other financial information by product segment is shown below:

	For the Three Months Ended June 30, 2008
	Tech Transfers	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$1,222,300	$2,760,909	$537,104	$369,273	$40,032	$4,929,618
Net income (loss) from operations	654,776	275,963	(86,717)	(115,612)	(1,269,300)	(540,890)

	For the Six Months Ended June 30, 2008 (Restated)
	Tech Transfers	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$3,934,680	$2,760,909	$1,065,146	$709,349	$125,100	$8,595,184
Net income (loss) from operations	1,868,066	275,963	(95,006)	(388,378)	(3,855,447)	(2,194,802)

10. Related Party Transactions

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

11. Subsequent Events

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

Our total assets were $51.0 million and our net assets were $44.4 million at June 30, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $4.51 at June 30, 2008 and $4.85 at December 31, 2007. At June 30, 2008, we had no long-term debt outstanding, $3.5 million in cash and cash equivalents and investments in U.S. treasuries and certificates of deposit of $4.0 million.

Income from operations for the six months ended June 30, 2008 totaled approximately $8.6 million, as compared to $14.3 million for the six months ended June 30, 2007. Net income (loss) from operations for the six months ended June 30, 2008 totaled approximately ($2.2 million) as compared to $4.2 million for the same period of 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately ($3.5 million) for the six months ended June 30, 2008 as compared to ($1.1 million) for the same period of 2007. In this regard, we received gross proceeds of $1.7 million for the six months ended June 30, 2008 and $821,000 for the same period of 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was ($4.0 million) for the six months ended June 30, 2008 as compared to ($7.0 million) for the same period of 2007.

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

Our most significant portfolio investments at June 30, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc., MiMedx Group, Inc. and Cyberlux Corporation. These five investments totaled $10.6 million in fair value and represented 50% of our investments and 24% of net assets at June 30, 2008.

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

The following tables provide certain information relating to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and six months ended June 30, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	$280,000
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	450,000
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	300,000

		Total for three months ended June 30, 2007	1,030,000

March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	400,000

		Total for six months ended June 30, 2007	$2,333,279

Salaries and Wages

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
					(Restated)
Salaries and wages	$1,159	$805	44%		$4,017	$1,774	126%
As a percent of revenue	24%	13%	11	ppt	47%	12%	35	Ppt

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

Salaries and wages increased $2.2 million during the six months ended June 30, 2008 primarily due to the accrual of our CEO’s severance liability of $1.65 million, and to a lesser extent, the addition of Pharmalicensing employees to the payroll as a result of the completion of the acquisition, additional salaries related to our new TekScout online exchange, increased officer salaries and an increase in stock-based compensation expense resulting from additional option grants.

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

4.	To approve a proposal to authorize the Company to issue warrants, options or rights to subscribe to, convert to, or purchase shares of The Company’s common stock in one or more offerings.

The results of the shares voted with regard to each of these matters are as follows:

1.	Election of Directors:

Director	For	Withheld
Clifford M. Gross, Ph.D.	8,506,125	28,404
Sam Reiber, J.D.	8,506,170	28,359
Kwabena Gyimah-Brempong, Ph.D.	8,506,070	28,459
Holly Callen Hamilton	8,489,437	45,092
Keith Witter, J.D.	8,505,525	29,004
John J. Micek, J.D.	8,382,283	152,246
Francis Maude	8,437,535	96,994
Arthur Chapnik	8,489,382	45,147

2.	Ratification of the selection of Pender Newkirk & Company LLP:

For	Against	Abstain
8,489,927	34,610	9,992

3.	Approval to amend the Company’s Amended and Restated Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Plan:

For	Against	Abstain	Broker Non-Votes
3,314,257	488,524	166,829	4,597,440

4.	Approval to authorize the Company to issue warrants, options or rights to subscribe to, convert to, or purchase shares of The Company’s common stock in one or more offerings:

For	Against	Abstain	Broker Non-Votes
3,800,020	131,661	37,929	4,597,440

All matters submitted to the stockholders for a vote were approved by the stockholders.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q/A:

31.1	—	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: May 7th, 2009	/s/ Douglas Schaedler
Douglas Schaedler
President

Date: May 7th, 2009	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer