Form 10-Q/A
period 2008-09-30
UTEK CORP
filed 2009-05-07
CIK 1098482

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

EXPLANATORY NOTE

UTEK Corporation is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended September 30, 2008 in response to comments received from the Securities and Exchange Commission’s staff pursuant to its review of our Preliminary Proxy Statement filed on April 9, 2009. We have amended our Form 10-Q for the period ended September 30, 2008 to accrue a severance liability for our then chief executive officer in the amount of $1.65 million. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Quarterly Report. Except as set forth in this Amendment No. 1, the other Items in the Original Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

UTEK CORPORATION

FORM 10-Q/A TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2008 (Unaudited)	December 31, 2007
	(Restated)
ASSETS
Investments:
Non-affiliate investments (cost: 2008 - $37,619,164; 2007 - $31,588,337)	$7,246,230	$6,705,850
Affiliate investments (cost: 2008 - $37,312,344; 2007 - $43,779,616)	3,950,000	14,429,000
Controlled investments (cost: 2008 - $12,430,248; 2007 - $17,231,458)	3,233,300	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008 - $3,203,990; 2007 - $1,498,346)	3,203,990	1,498,346

Total investments	17,633,520	30,401,757
Cash and cash equivalents	5,588,306	5,254,576
Accounts receivable, net of allowance for bad debt (2008 - $176,000; 2007 - $36,000)	3,448,907	358,338
Prepaid expenses and other assets	738,150	378,248
Fixed assets, net	493,012	476,578
Goodwill	9,993,865	2,821,064
Intangible assets, net	9,437,828	123,812
Deferred tax asset	—	5,406,704

TOTAL ASSETS	47,333,588	45,221,077

LIABILITIES
Accrued expenses	6,740,553	790,693
Accrued severance liability	1,651,814	—
Deferred revenue	1,090,154	755,836
Deferred tax liability	652,796	—

TOTAL LIABILITIES	10,135,317	1,546,529

NET ASSETS	$37,198,271	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 11,136,932 and 9,011,276 shares issued; 10,378,083 and 9,011,276 shares outstanding at September 30, 2008 and December 31, 2007, respectively	$103,782	$90,114
Additional paid-in capital	69,734,893	53,148,643
Accumulated income:
Accumulated net operating income	25,428,911	33,498,108
Net realized loss on investments, net of income taxes	(7,264,775)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(50,292,449)	(39,703,173)
Foreign currency translation adjustment	(512,091)	153,454

Net assets	$37,198,271	$43,674,548

Net asset value per share	$3.58	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2008	2007	2008	2007
	(Restated)		(Restated)
Income from operations:
Innovation consulting services	$5,139,683	$—	$7,719,310	$—
Sale of technology rights	750,000	2,920,800	4,684,680	14,835,550
Subscription and other services	1,033,792	647,329	2,995,214	2,716,094
Investment income, net	134,931	126,785	254,386	479,490

	7,058,406	3,694,914	15,653,590	18,031,134

Expenses:
Direct costs of innovation consulting services	4,567,812	—	6,885,694	—
Acquisition of technology rights	300,000	837,565	1,780,000	3,170,844
Salaries and wages	1,140,570	889,349	5,157,422	2,663,656
Professional fees	275,967	504,500	834,229	1,118,608
Sales and marketing	602,236	398,110	1,836,020	1,488,388
General and administrative	1,471,260	665,879	3,375,794	2,105,432
Goodwill impairment	—	—	—	33,030

	8,357,845	3,295,403	19,869,159	10,579,958

Income (loss) before income taxes	(1,299,439)	399,511	(4,215,569)	7,451,176
Provision for income tax expense (benefit)	4,574,954	211,319	3,853,627	3,093,762

Net (loss) income from operations	(5,874,393)	188,192	(8,069,196)	4,357,414

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income tax benefit	(275,303)	(551,958)	(3,752,177)	(1,690,238)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit)	(6,541,649)	229,749	(10,589,276)	(6,792,496)

Net decrease in net assets from operations	$(12,691,345)	$(134,017)	$(22,410,649)	$(4,125,320)

Net decrease in net assets from operations per share:
Basic	$(1.25)	$(0.01)	$(2.32)	$(0.46)
Diluted	$(1.25)	$(0.01)	$(2.32)	$(0.46)
Weighted average shares:
Basic	10,176,742	9,009,776	9,653,725	8,982,339
Diluted	10,176,742	9,009,776	9,653,725	8,982,339

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept 30
	2008	2007
	(Restated)
Operating Activities:
Net decrease in net assets from operations	$(22,410,649)	$(4,125,320)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	9,274,746	10,890,646
Net proceeds from sale (purchases) of short-term investments	(1,705,644)	2,487,169
Proceeds received on sale of equity investments	1,865,052	1,169,783
Net repayment from (investment in) UTEK Real Estate Holdings, Inc.	1,965,261	(721,156)
Depreciation and amortization	663,104	160,455
Goodwill impairment	—	33,030
Loss on sale of investments	6,016,002	2,710,019
Loss on disposal of fixed assets	13,363	14,360
Bad debt expense	78,886	150,467
Stock-based compensation	560,257	443,047
Deferred income taxes	2,904,339	(2,024,168)
Investment securities received in connection with the sale of technology rights	(4,559,680)	(14,635,550)
Consulting and other services rendered in exchange for investment securities	(45,269)	(953,590)
Changes in operating assets and liabilities:
Accounts receivable	(695,819)	252,286
Prepaid expenses and other assets	(265,799)	40,773
Deferred revenue	(290,439)	(232,483)
Accrued expenses	6,118,790	202,548

Net cash flows from operating activities	(513,499)	(4,137,684)

Investing Activities:
Cash received in connection with acquisitions	747,808	—
Purchases of fixed assets	(29,725)	(41,251)

Net cash flows from investing activities	718,083	(41,251)

Financing Activities:
Distributions to stockholders	—	(179,032)
Proceeds from exercise of stock options	189,794	523,091

Net cash flows from financing activities	189,794	344,059

Foreign currency translation adjustment	(60,648)	14,116

Increase (decrease) in cash and cash equivalents	333,730	(3,820,760)
Cash and cash equivalents at beginning of year	5,254,576	9,685,111

Cash and cash equivalents at end of period	$5,588,306	$5,864,351

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

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended Sept 30
	2008	2007
	(Restated)
Changes in net assets from operations:
Net income (loss) from operations	$(8,069,196)	$4,357,414
Net realized loss on sale of investments, net of related income taxes	(3,752,177)	(1,690,238)
Change in net unrealized depreciation of investments, net of related deferred taxes	(10,589,276)	(6,792,496)

Net decrease in net assets from operations	(22,410,649)	(4,125,320)

Distributions to stockholders:
From net income from operations (1)	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	189,794	523,091
Stock-based compensation	560,257	443,047
Acquisition of Pharmalicensing Ltd.	2,150,000	—
Acquisition of Strategos	6,040,669	—
Acquisition of Innovaro, Ltd.	3,664,313	—
Strategos earnout	3,959,337	—
Innovaro earnout	35,547	—

Net increase in net assets from stock transactions	16,599,917	966,138

Foreign currency translation adjustment	(665,545)	14,116

Net decrease in net assets	(6,476,277)	(3,145,066)
Net assets at beginning of year	43,674,548	50,981,162

Net assets at end of period	$37,198,271	$47,836,096

(1)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 was included in net income from operations for a prior period; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Nine Months Ended Sept 30
	2008	2007
	(Restated)
PER SHARE INFORMATION
Net asset value, beginning of period	$4.85	$5.71
Net income (loss) from operations (1)	(0.84)	0.49
Net change in realized losses and unrealized depreciation on investments, (after taxes) (2)	(2.10)	(1.00)
Foreign currency translation adjustment (1)	(0.05)	—
Net increase from stock transactions (1)	1.72	0.11
Distributions to stockholders from net income from operations	—	—

Net asset value, end of period	$3.58	$5.31

Per share market value, end of period	$10.15	$14.75

Investment return, based on market price at end of period	(23)%	30%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$37,198,271	$47,836,096
Ratio of expenses to average net assets	49%	21%
Ratio of net income (loss) from operations to average net assets	(20)%	9%
Diluted weighted average number of shares outstanding during the period	9,653,725	8,982,339

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net asset value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period inherently does not equal the per share changes of the line items disclosed.
(3)	Distributions to stockholders as noted in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to stockholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

September 30, 2008

(Unaudited)

(Restated)

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)

		Advanced Medical Isotope Corporation (9)
		Medical isotope processes
95,000	9/06	Series A Convertible Preferred Stock	$1,803,417	$1,750,400	4.7%
600,000	5/06	Common Stock	63,000	288,000	0.8
560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology Cyberlux Corporation (7) LED lighting solutions	—	1,995,000	5.4
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	1,295,200	3.5
25,931,484	1/07	Common Stock	502,558	121,200	0.3

		Platina Energy Group Inc. Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	794,900	2.1
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products Advanced Refractive Technologies, Inc. Ophthalmic technologies	120,000	350,000	0.9
100,000	4/06	Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.4
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	100	<0.1
321,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	300,300	179,800	0.5
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) (10) Design and manufacture of countertops	120,000	36,000	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	19,200	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	9,900	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	7,800	<0.1
86,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	41,859	6,600	<0.1
9,748	4/06-3/07	Xethanol Corporation (10) Bioethanol and derivative products	88,836	2,400	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	2,300	<0.1
2,971	12/05-8/06	Industrial Biotechnology Corporation Provider of renewable resources	3,455,105	1,000	<0.1
16,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	30	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	—	0.0
660,000	6/05	BP International, Inc. Shade structures	78,852	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0

232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
140,000	3/05	AdAl Group, Inc. (5) Aluminum extruded products manufacturer	72,912	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising UBA Technology, Inc. Software development	14,236	—	0.0
2,525,740	2/06-6/06	Common Stock	1,652,899	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating KP Renewables Plc (Kwikpower International Plc) (5)Renewable energy	12,330,401	—	0.0
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc. (5)	190,763	—	0.0

		Telecommunication security provider
		Total Investments in Non-Affiliates	$37,619,164	$7,246,230	19.5%

		Affiliate Investments (2)

		World Energy Solutions, Inc. (8) Energy saving technologies
200,000	6/08-9/08	Series C Convertible Preferred Stock	$1,625,000	$1,450,000	3.9%
18,042,749	9/05-6/08	Common Stock	4,715,949	631,500	1.7
		CytoDyn, Inc. Novel therapeutic agents
2,040,000	4/06-7/06	Common Stock	3,640,772	244,800	0.7
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	993,000	334,100	0.9
412,000	9/07	NeoStem, Inc. Stem cell banking services MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection	761,440	329,000	0.9
17,822,061	12/06-6/07	Common Stock	4,170,070	24,200	<0.1
47,500	1/07	Series E Convertible Preferred Stock	694,640	277,900	0.7
6,609,345	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,554,809	115,700	0.3
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	101,200	0.3
1,426,754	9/07	USTelematics, Inc. (11) Broadband telecommunication for moving vehicles	—	96,300	0.3
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	37,900	0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	24,300	<0.1
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	21,500	<0.1
6,839,500	5/06-8/06	NetFabric Holdings, Inc. Information technology services	581,677	1,600	<0.1
6,000,000	7/07	Pathway One Plc (5) Sales and development licenses	852,300	—	0.0

		Manakoa Services Corporation (9) Compliance analysis and monitoring
95,000	1/07	Series B Convertible Preferred Stock	2,280,000	—	0.0
7,799,515	8/04-4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (11) Software products	1,708,000	—	0.0
		NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$37,312,344	$3,950,000	10.6%

		Control Investments (3)
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,222,000	8.7%
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	11,300	<0.1
210,000,000	1/08	RIM Semiconductor Company	1,792,500	—	0.0

		Data transmission technology
		Total Investments in Control Investments	$12,430,248	$3,233,300	8.7%

		U.S. Treasuries and Certificates of Deposit (4)
		Certificates of Deposit:
95,000	7/08	Wright Express Finl Svcs Corp CD, maturity 10/7/08, interest rate 2.90%	94,997	94,997	0.3%
100,000	5/08	Sovereign Bank Dallas TX CD, maturity 10/14/08, interest rate @ 3.00%	99,994	99,994	0.3
100,000	5/08	Home Svgs Bank of America Little Falls MN CD, maturity 10/15/08, interest rate @ 2.95%	99,991	99,991	0.3
95,000	6/08	FirstBank PR Santurce CD, maturity 10/20/08, interest rate @ 3.00%	94,990	94,990	0.3
100,000	7/08	Doral Bank Catano PR CD, maturity 10/29/08, interest rate @ 3.55%	99,850	99,850	0.3
95,000	6/08	Fidelity Bank Wichita KS CD, maturity 10/30/08, interest rate @ 3.00%	94,984	94,984	0.3
95,000	6/08	Pacific Comm Bank LA CD, maturity 10/30/08, interest rate @ 3.05%	94,988	94,988	0.3
100,000	5/08	Beal Bank SSB Plano TX CD, maturity 11/12/08, interest rate @ 2.90%	99,967	99,967	0.3
100,000	5/08	GE Money Bank Dep CTF CD, maturity 11/13/08, interest rate @ 3.00%	100,000	100,000	0.3
100,000	5/08	New South Fed Svgs Bank CD, maturity 11/14/08, interest rate @ 2.95%	99,972	99,972	0.3
100,000	5/08	Standard Bank & Trust Co CD, maturity 11/14/08, interest rate @ 3.00%	99,977	99,977	0.3
100,000	5/08	Crescent Bank CD, maturity 11/17/08, interest rate @ 3.00%	99,977	99,977	0.3
100,000	5/08	Merchants Bank CD, maturity 11/17/08, interest rate @ 2.85%	99,958	99,958	0.3
95,000	6/08	EuroBank Hato Rey PR CD, maturity 11/18/08, interest rate @ 3.00%	94,978	94,978	0.3
95,000	6/08	First Chicago Bank & Trust ILL CD, maturity 11/18/08, interest rate @ 3.00%	94,982	94,982	0.3
100,000	5/08	Bank Union CD, maturity 11/21/08, interest rate @ 3.00%	99,981	99,981	0.3

100,000	5/08	Signature Bank of Arkansas CD, maturity 11/21/08, interest rate @ 3.00%	99,981	99,981	0.3
95,000	8/08	National City BK Cleveland OH CTF CD, maturity 11/28/08, interest rate @ 2.30%	94,879	94,879	0.3
95,000	8/08	SCB BK Shelbyville IND CD, maturity 11/28/08, interest rate @ 2.30%	94,880	94,880	0.3
95,000	8/08	Sterling BK & TR Southfield MI CD, maturity 11/28/08, interest rate @ 2.40%	94,894	94,894	0.3
95,000	8/08	Eagle Natl BK Miami FL CTF Dep act CD, maturity 8/29/08, interest rate @ 2.40%	94,889	94,889	0.3
95,000	5/08	GE Capital Finl Inc CD, maturity 12/4/08, interest rate @ 3.00%	94,977	94,977	0.3
95,000	8/08	Israel Disc BK New York NY CD, maturity 12/5/08, interest rate @ 2.30%	94,867	94,867	0.3
95,000	5/08	First Cmnty Bank CD, maturity 12/8/08, interest rate @ 3.00%	94,977	94,977	0.3
95,000	6/08	AmTrust Bank Cleveland OH CD, maturity 12/12/08, interest rate @ 3.05%	94,987	94,987	0.3
95,000	6/08	State Bank India Chicago ILL CD, maturity 12/12/08, interest rate @ 3.10%	94,996	94,996	0.3
100,000	5/08	First State Bank of Blakely CD, maturity 12/16/08, interest rate @ 3.05%	99,993	99,993	0.3
100,000	5/08	Liberty Bank Inc CD, maturity 12/16/08, interest rate @ 3.00%	99,983	99,983	0.3
100,000	5/08	Nevada Sec Bank CD, maturity 12/22/08, interest rate @ 3.05%	99,988	99,988	0.3
95,000	8/08	Cornerstone BK Atlanta GA CD, maturity 12/29/08, interest rate @ 2.40%	94,853	94,853	0.3
95,000	8/08	MBank Manitisque MI CD, maturity 12/29/08, interest rate @ 2.50%	94,875	94,985	0.3
95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	94,848	94,848	0.3
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	95,537	95,537	0.3

		Total Certificates of Deposit	$3,203,990	$3,203,990	8.6%

		Total Investments in U.S. Treasuries and CDs	$3,203,990	$3,203,990	8.6%

		TOTAL INVESTMENTS	$90,565,746	$17,633,520	47.4%

		Cash and other assets, less liabilities		$19,564,751	52.6%

		Net assets at September 30, 2008		$37,198,271	100.0%

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

2. Restatement of Consolidated Financial Statements

The financial statements as of and for the three and nine months ended September 30, 2008 have been restated to correct the accounting treatment previously accorded the following transaction.

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

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

As of September 30, 2008:

Net assets, as previously reported	$38,850,085
Adjustment to accrue severance liability	(1,651,814)

Net assets, as restated	$37,198,271

Net asset value per share, as previously reported	$3.74
Net asset value per share, as Restated	$3.58

For the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
Net decrease in net assets from operations, as previously reported	$(12,315,045)	$(20,758,835)
Adjustment to reverse tax benefit of severance liability	(376,300)	—
Adjustment to accrue severance liability	—	(1,651,814)

Net decrease in net assets from operations, as restated	$(12,691,345)	$(22,410,649)

Net decrease in net assets from operations per share, as previously reported	$(1.21)	$(2.15)
Net decrease in net assets from operations per share, as restated	$(1.25)	$(2.32)

3. Stock-Based Compensation

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

	Nine Months Ended Sept 30,
	2008	2007
	(Restated)
Total income from operations	$19,179,757	$27,765,708
Net decrease in net assets from operations	$(21,804,555)	$(4,265,442)
Basic and diluted net decrease in net assets from operations per share	$(2.16)	$(0.43)

6. Intangible Assets and Goodwill

The changes in intangible assets for the nine months ended September 30, 2008 were as follows:

	Balances Dec 31, 2007	Additions	Balances Sept 30, 2008	Weighted Average Useful life
Trade names/trademarks/websites	$293,095	$2,817,251	$3,110,346	(1)
Proprietary processes/know-how	—	2,901,775	2,901,775	6.0 years
Software platform	—	120,000	120,000	8.0 years
Non-compete agreements	—	765,363	765,363	3.3 years
Customer list	80,000	3,637,485	3,717,485	7.3 years

	373,095	10,241,874	10,614,969
Currency exchange	—	(383,360)	(383,360)
Less: Accumulated amortization	(249,283)	(544,498)	(793,781)

	$123,812	$9,314,016	$9,437,828

(1)	The weighted average useful life for $831,598 of the trade names/trademarks/websites is 5.9 years and the remaining $2,278,748 has a weighted average useful life that is indefinite. Indefinite lived intangible assets are not amortized for GAAP purposes.

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

7. Stockholders’ Equity

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

A summary of income from operations and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States		Total
Long-lived assets September 30, 2008	$6,707,112	$—	$13,217,593		$19,924,705
Total assets September 30, 2008	6,756,774	—	40,576,814		47,333,588
Long-lived assets December 31, 2007	589,406	13,621	2,818,427		3,421,454
Total assets December 31, 2007	681,140	39,317	44,500,620		45,221,077

	For the Three Months Ended September 30, 2008
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$644,897	$—	$6,413,509		$7,058,406
Income (loss) before income taxes	(155,532)	—	(1,143,907)		(1,299,439)
Depreciation and amortization	123,002	—	269,208		392,210

	For the Three Months Ended September 30, 2007
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$122,069	$15,810	$3,557,035		$3,694,914
Income (loss) before income taxes	(5,177)	(60,795)	465,483		399,511
Depreciation and amortization	424	1,608	48,956		50,988

	For the Nine months ended September 30, 2008 (Restated)
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$1,127,773	$8,638	$14,517,179		$15,653,590
Income (loss) before income taxes	(251,593)	634,433 (1)	(4,598,409	)(1)	(4,215,569)
Depreciation and amortization	195,290	2,750	465,064		663,104

	For the Nine months ended September 30, 2007
	United Kingdom	Israel	United States		Total
Income from operations (revenues)	$234,320	$104,653	$17,692,161		$18,031,134
Income (loss) before income taxes	(79,541)	(114,913)	7,645,630	(2)	7,451,176
Depreciation and amortization	1,245	4,713	154,497		160,455

(1)	During the nine months ended September 30, 2008, we dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000. We dissolved UTEKip with the transfer of operations to the U.S. segment.
(2)	During the nine months ended September 30, 2007, the United States segment recorded goodwill impairment for Pharma Transfer of $33,030, which is included in that segment’s loss for the period.

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

A summary of income from operations and other financial information by product segment is shown below:

			For the Three Months Ended September 30, 2008
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$750,000	$5,139,683	$536,934	$496,858	$134,931	$7,058,406
Income (loss) before income taxes	189,125	285,793	(40,580)	(17,227)	(1,716,550)	(1,299,439)

			For the Nine months ended September 30, 2008 (Restated)
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$4,684,680	$7,719,310	$1,557,292	$1,437,922	$254,386	$15,653,590
Income (loss) before income taxes	2,039,170	380,473	(130,629)	(201,112)	(6,303,471)	(4,215,569)

10. Related Party Transactions

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

11. Subsequent Events

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

Executive Summary

Our total assets were $47.3 million and our net assets were $37.2 million at September 30, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $3.58 at September 30, 2008 and $4.85 at December 31, 2007. At September 30, 2008, we had no long-term debt outstanding, $5.6 million in cash and cash equivalents and $3.2 million of investments in U.S. Treasuries and certificates of deposit.

Income from operations for the nine months ended September 30, 2008 totaled approximately $15.7 million, as compared to $18.0 million for the nine months ended September 30, 2007. Net income (loss) from operations for the nine months ended September 30, 2008 totaled approximately $(8.1 million) as compared to $4.4 million for the same period of 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately $(3.8 million) for the nine months ended September 30, 2008 as compared to $(1.7 million) for the same period of 2007. In this regard, we received gross proceeds of $1.9 million for the nine months ended September 30, 2008 and $1.2 million for the same period of 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was $(10.6 million) for the nine months ended September 30, 2008 as compared to $(6.8 million) for the same period of 2007.

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

Our most significant portfolio investments at September 30, 2008 were in UTEK Real Estate Holdings, Inc., Advanced Medical Isotope Corporation, World Energy Solutions, Inc., MiMedx Group, Inc. and Cyberlux Corporation. These five investments totaled $10.8 million in fair value and represented 75% of our investments excluding our investments in U.S. Treasuries and certificates of deposits and 29% of net assets at September 30, 2008.

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

The following tables provide certain information related to the acquisition of technology rights expenses we incurred in connection with our technology transfers during the three and nine months ended September 30, 2007:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
Sept 28	World Energy Solutions, Inc.	Hydrogen Safe Technologies, Inc.	$492,350
July 20	MachineTalker, Inc.	Wideband Detection Technologies, Inc.	40,000
July 12	Pathway One Plc	WebMed Technologies, Inc.	305,215

		Total for three months ended September 30, 2007	837,565

June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	280,000
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	450,000

April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	300,000
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	400,000

		Total for nine months ended September 30, 2007	$3,170,844

Salaries and Wages

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2008	2007			2008	2007
					(Restated)
Salaries and wages	$1,141	$889	28%		$5,157	$2,664	94%
As a percent of revenue	16%	24%	(8	) ppt	33%	15%	18 ppt

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

Salaries and wages increased $2.5 million during the nine months ended September 30, 2008 as a result of the accrual of our CEO’s severance liability of $1.65 million, the addition of Pharmalicensing employees to the payroll of $316,000, additional salaries related to our new TekScout online exchange of $125,000, increased officer salaries of $258,000 and an increase in stock-based compensation expense of $117,000 resulting from additional option grants.

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

UTEK CORPORATION
(Registrant)

Date: May 7, 2009	/s/ Douglas Schaedler
Douglas Schaedler
President

Date: May 7, 2009	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer