Form 10-K/A
period 2008-12-31
UTEK CORP
filed 2009-05-07
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

UTEK Corporation is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008 in response to comments received from the Securities and Exchange Commission’s staff pursuant to its review of our Preliminary Proxy Statement filed on April 9, 2009. We have amended our Form 10-K for the year ended December 31, 2008 to accrue a severance liability for our then chief executive officer in the amount of $1.65 million. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Annual Report. Except as set forth in this Amendment No. 1, the other Items in the Original Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

UTEK CORPORATION

Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2008

PART I

Item 1.	Business

Unless the context requires otherwise, reference in this Form 10-K/A to “UTEK,” the “Company,” “we,” “us” and words of similar import refer to UTEK Corporation and its wholly owned subsidiaries, UTEK-Europe, Ltd. and UTEKip, Ltd. UTEKip was closed down in 2008 and all operations of that subsidiary are currently being serviced by UTEK, although the legal entity has not yet been dissolved. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd., Carmi, Inc., and Social Technologies, Group, Inc. still exist, but their operations have been assimilated by UTEK and UTEK-Europe.

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

Financial Information about Financial Segments and Geographic Areas

Information concerning sales and segment income attributable to each of the Company’s business segments and geographic areas is set forth in Note 13 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

	Year Ended December 31,
	2008 (Restated)	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Income from operations	$20,178,119	$20,300,949	$56,952,937	$22,743,823	$7,188,615
Net income (loss) from operations	(10,034,812)	3,776,742	19,944,207	5,887,830	942,722
Net income (loss) from operations per diluted common share	$(1.01)	$0.42	$2.27	$0.80	$0.15
Weighted average shares:
Diluted	9,947,221	8,989,234	8,786,605	7,325,312	6,098,537
Cash dividends declared per common share	—	—	$0.04	—	—

	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$45,886,209	$45,221,077	$53,040,810	$49,005,960	$25,879,644
Long-term obligations	839,765	—	—	—	—
Net asset value per share	$3.42	$4.85	$5.71	$5.58	$3.85

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K/A. This annual report on Form 10-K/A contains forward-looking statements regarding the plans and objectives of management for future operations. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Overview

Executive Summary

Our total assets were $45.9 million and our net assets were $37.2 million at December 31, 2008, compared to $45.2 million and $43.7 million at December 31, 2007, respectively. Net asset value per share was $3.42 at December 31, 2008 and $4.85 at December 31, 2007. At the end of fiscal year 2008, we had $839,765 long-term debt outstanding and $3.9 million in cash and cash equivalents.

Income from operations for fiscal year 2008 totaled approximately $20.2 million, as compared to $20.3 million in 2007. Net income (loss) from operations for fiscal year 2008 totaled approximately $(10.0) million as compared to $3.8 million in 2007. Net realized losses on investments, net of deferred tax effect, totaled approximately $4.2 million in 2008 as compared to $1.4 million in 2007. In this regard, we received gross proceeds of $2.3 million in 2008 and $1.9 million in 2007 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Net change in unrealized depreciation of investments, net of deferred tax benefit, was $12.2 million in 2008 as compared to $10.8 million in 2007.

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

			$3,815,844

The following table provides certain information relating to the costs of the acquisition of technology rights we incurred in connection with our technology transfers during the year ended December 31, 2006:

Date	Client Acquiring Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 20	Fuel FX International, Inc.	Emissions Detection Technologies, Inc.	$300,000
January 27	Broadcast International, Inc.	Video Processing Technologies, Inc.	625,000
January 30	WebSky, Inc.	Strategic Wireless Solutions, Inc	265,000
March 6	Trio Industries Group, Inc.	Ultra Fine Coating Systems, Inc.	534,000
March 15	American Soil Technologies, Inc.	Advanced Fertilizer Technologies, Inc.	500,000
March 16	Advanced Refractive Technologies, Inc.	Ocular Therapeutics, Inc.	400,000
April 3	Trio Industries Group, Inc.	Natural Adhesive Technologies, Inc.	555,000
April 4	Advanced Refractive Technologies, Inc.	Advanced Glaucoma Technologies, Inc.	399,999
April 5	UBA Technology, Inc.	Intellitouch Technologies, Inc.	502,000
May 1	Industrial Biotechnology Corporation	Bio-Repellant Technologies, Inc.	400,000
May 12	Kwikpower International Plc	Hydrocarbon Synthesis Technologies, Inc.	407,500
May 12	Kwikpower International Plc	Advanced BioEnergy Technologies, Inc.	380,000
June 1	Trio Industries Group, Inc.	Advanced Powder Coating Technologies, Inc.	550,000
June 12	Kwikpower International Plc	Advanced Biofuel Technologies, Inc.	375,000
June 13	Xethanol Corporation	Advanced Biomass Gasification Technologies, Inc.	450,000
June 20	Klegg Electronics, Inc.	Smart Speaker Technologies, Inc.	528,628
July 12	Avalon Oil & Gas, Inc.	Ultrasonic Mitigation Technologies, Inc.	410,000
July 14	DME Interactive Holdings, Inc.	Multimedia Control Technologies, Inc.	512,650
July 18	CytoDyn, Inc.	Advanced Influenza Technologies, Inc.	934,399
August 11	NetFabric Holdings, Inc	Intrusion Detection Technologies, Inc.	523,600
August 18	Material Technologies, Inc.	Materials Monitoring Technologies, Inc.	589,000
August 29	Industrial Biotechnology Corporation	Advanced Pheromone Technologies, Inc.	325,000
September 12	Liberty Diversified Holdings, Inc.	Innovative Packaging Technologies, Inc.	435,000
September 22	Advanced Medical Isotope Corp.	Neu-Hope Technologies, Inc.	335,000
October 9	World Energy Solutions, Inc.	Pure Air Technologies, Inc.	593,369
November 1	Klegg Electronics, Inc.	Universal Wireless Technologies, Inc.	265,000
November 8	Avalon Oil & Gas, Inc.	IntelliWell Technologies, Inc.	250,000
November 10	Cyberlux Corporation	SPE Technologies, Inc.	375,000
December 6	Cargo Connection Logistics Holding, Inc.	Nuclear Material Detection Technologies, Inc.	225,000

			$12,945,145

Salaries and Wages

(in thousands, except percentages)	2008 (Restated)	2007	2006	Percent Change 2008 versus 2007		Percent Change 2007 versus 2006
Salaries and wages	$6,154	$3,519	$3,430	75%		3%
As a percent of income from operations	30%	17%	6%	13	ppt	11	ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and stock-based compensation. Salaries and wages increased $2.6 million during the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of the accrual of our CEO’s severance liability of $1.65 million, the addition of Pharmalicensing employees to the payroll of $425,000, additional salaries related to new management for the TekScout website of $125,000, increased officer salaries of $293,000 and an increase in stock-based compensation expense of $167,000 resulting from additional option grants.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of December 31, 2008 and for the period then ended to reflect the accrual of a severance obligation to the Company’s former chief executive officer.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

February 27, 2009 except for Note 2, for

which the date is May 8, 2009

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

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

February 27, 2009

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2008 (Restated)	December 31, 2007
ASSETS
Investments:
Non-affiliate investments (cost: 2008 - $36,994,463; 2007 - $31,588,337)	$5,603,440	$6,705,850
Affiliate investments (cost: 2008 - $38,559,629; 2007 - $43,779,616)	3,477,200	14,429,000
Controlled investments (cost: 2008 - $10,637,748; 2007 - $17,231,458)	2,987,500	7,768,561
U.S. Treasuries and certificates of deposit (cost: 2008 - $291,581; 2007 - $1,498,346)	291,581	1,498,346

Total investments	12,359,721	30,401,757
Cash and cash equivalents	3,922,297	5,254,576
Accounts receivable, net of allowance for bad debt	2,290,363	358,338
Prepaid expenses and other assets	750,502	378,248
Fixed assets, net	653,208	476,578
Goodwill	15,246,143	2,821,064
Intangible assets	10,663,975	123,812
Deferred tax asset	—	5,406,704

TOTAL ASSETS	45,886,209	45,221,077

LIABILITIES
Accounts payable	575,988	421,595
Accrued expenses	995,652	369,098
Accrued severance liability	1,651,814	—
Notes payable and other debt	839,765	—
Deferred revenue	2,849,270	755,836
Deferred tax liability	1,773,441	—

TOTAL LIABILITIES	8,685,930	1,546,529

NET ASSETS	$37,200,279	$43,674,548

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 12,134,959 and 9,011,276 shares issued; 10,879,900 and 9,011,276 shares outstanding at December 31, 2008 and 2007, respectively	$108,800	$90,114
Additional paid-in capital	75,067,857	53,148,643
Accumulated income:
Accumulated net operating income	23,463,295	33,498,108
Net realized loss on investments, net of income taxes	(7,744,736)	(3,512,598)
Net unrealized depreciation of investments, net of deferred income taxes	(51,921,150)	(39,703,173)
Foreign currency translation adjustment	(1,773,787)	153,454

Net assets	$37,200,279	$43,674,548

Net asset value per share	$3.42	$4.85

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

	Year ended December 31
	2008 (Restated)	2007	2006
Income from operations:
Innovation consulting services	$11,134,855	$—	$—
Sale of technology rights	4,684,680	16,372,550	51,190,576
Subscription and other services	3,959,243	3,343,134	4,950,036
Investment income, net	399,341	585,265	812,325

	20,178,119	20,300,949	56,952,937

Expenses:
Direct costs of innovation consulting services	10,124,462	—	—
Acquisition of technology rights	1,780,000	3,815,844	12,945,145
Salaries and wages	6,153,771	3,518,769	3,430,327
Professional fees	1,257,307	1,358,668	1,320,108
Sales and marketing	2,322,406	2,035,860	3,127,841
General and administrative	3,781,008	2,625,559	3,653,499
Amortization and depreciation	1,096,490	212,350	211,933
Goodwill impairment	—	210,140	234,940

	26,515,444	13,777,190	24,923,793

(Loss) income before income taxes	(6,337,325)	6,523,759	32,029,144
Provision for income taxes	3,697,487	2,747,017	12,084,937

Net (loss) income from operations	(10,034,812)	3,776,742	19,944,207

Net realized and unrealized gains (losses):
Net realized gains (losses) on investments, net of income tax expense (benefit)	(4,232,138)	(1,447,380)	903,181
Net change in unrealized depreciation of investments, net of deferred tax expense (benefit)	(12,217,977)	(10,806,048)	(25,758,186)

Net decrease in net assets from operations	$(26,484,927)	$(8,476,686)	$(4,910,798)

Net decrease in net assets from operations per share:
Basic	$(2.66)	$(0.94)	$(0.56)
Diluted	$(2.66)	$(0.94)	$(0.56)
Weighted average shares:
Basic	9,947,221	8,989,234	8,786,605
Diluted	9,947,221	8,989,234	8,786,605
Dividend declared or paid per share:	—	—	$0.04

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31
	2008 (Restated)	2007	2006
Operating Activities:
Net decrease in net assets from operations	$(26,484,927)	$(8,476,686)	$(4,910,798)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities:
Change in net unrealized depreciation of investments	10,466,219	17,325,713	41,298,325
Proceeds received on sale of equity investments	2,265,430	1,923,528	9,740,302
Net proceeds from sale (purchases) of short-term investments	1,206,766	3,086,305	7,555,540
Net repayment from (investment in) UTEK Real Estate Holdings, Inc.	1,965,261	(783,789)	(1,181,472)
Depreciation and amortization	1,096,490	212,350	211,933
Goodwill and intangible asset impairment	—	210,140	301,469
(Gain) loss on sale of investments	6,785,540	2,320,637	(1,448,344)
Loss on disposal of fixed assets	13,448	22,403	37,263
Bad debt expense	78,150	364,586	108,943
Stock-based compensation	779,865	612,893	504,589
Deferred income taxes	2,870,820	(4,645,904)	(2,911,021)
Investment securities received in connection with the sale of technology rights	(4,559,680)	(16,172,550)	(51,190,576)
Consulting and other services rendered in exchange for investment securities	(45,269)	(1,021,117)	(2,104,287)
Changes in operating assets and liabilities:
Accounts receivable	1,749,091	124,231	55,859
Prepaid expenses and other assets	(126,445)	(3,241)	73,801
Deferred revenue	(577,448)	(222,059)	(22,145)
Accounts payable and accrued expenses	183,762	363,920	48,969

Net cash flows from operating activities	(2,332,927)	(4,758,640)	(3,831,650)

Investing Activities:
Purchases of fixed assets	(23,772)	(50,042)	(443,536)
Cash received (paid) in connection with acquisitions	813,211	—	(1,000,000)

Net cash flows from investing activities	789,439	(50,042)	(1,443,536)

Financing Activities:
Net proceeds from issuance of common stock	—	—	8,955,182
Proceeds from exercise of stock options / warrants	189,794	542,681	755,518
Distributions to stockholders	—	(179,032)	(177,865)
Payments on notes payable and other debt	(12,248)	—	—

Net cash flows from financing activities	177,546	363,649	9,532,835

Foreign currency translation adjustment	33,663	14,498	151,836

Increase (decrease) in cash and cash equivalents	(1,332,279)	(4,430,535)	4,409,485
Cash and cash equivalents at beginning of period	5,254,576	9,685,111	5,275,626

Cash and cash equivalents at end of period	$3,922,297	$5,254,576	$9,685,111

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

The Company issued 499,014 shares of common stock to purchase Social Technologies Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$8,782,600
Less: Fair value of common stock issued	5,088,438

Liabilities assumed	$3,694,162

The Company issued 329,670 shares of common stock in connection with Strategos’ earnout contingency in 2008	$3,959,337

The Company issued 6,131 shares of common stock in connection with Innovaro’s earnout contingency in 2008	$65,483

The Company issued 82,919 shares of common stock to purchase 22nd Street of Ybor City Group, Inc.			$1,000,000

Investment securities received for unearned technology acquisition alliance services (net)	$87,500	$280,463	$2,030,874

Dividend declared not paid			$179,032

UTEK Corporation

Consolidated Statements of Changes in Net Assets

	Year ended December 31
	2008 (Restated)	2007	2006
Changes in net assets from operations:
Net (loss) income from operations	$(10,034,812)	$3,776,742	$19,944,207
Net realized gain (loss) on sale of investments, net of related income taxes	(4,232,138)	(1,447,380)	903,181
Change in net unrealized depreciation of investments, net of related deferred taxes	(12,217,977)	(10,806,048)	(25,758,186)

Net decrease in net assets from operations	(26,484,927)	(8,476,686)	(4,910,798)

Distributions to Stockholders (Paid or Declared):
From net income from operations(1)	—	—	(356,897)

Capital stock transactions:
Proceeds from issuance of common stock net of offering costs of $1,044,860 for the year ended December 31, 2006	—	—	8,955,182
Proceeds from the exercise of stock options	189,794	542,681	755,518
Issuance of stock options for compensation	779,865	612,893	504,587
Deferred tax related to stock-based compensation expense	—	—	440,616
Common stock issued in acquisition of 22nd Street of Ybor City, Inc.	—	—	1,000,000
Common stock issued in acquisition of Pharmalicensing Ltd.	2,150,000	—	—
Common stock issued in acquisition of Strategos	6,040,669	—	—
Common stock issued in acquisition of Innovaro, Ltd.	3,664,313	—	—
Common stock issued in acquisition of Social Technologies Group, Inc.	5,088,438	—	—
Strategos earnout	3,959,337	—	—
Innovaro earnout	65,483	—	—

Net increase in net assets from stock transactions	21,937,899	1,155,574	11,655,903

Foreign currency translation adjustment	(1,927,241)	14,498	151,836

Net (decrease) increase in net assets	(6,474,269)	(7,306,614)	6,540,044
Net assets at beginning of year	43,674,548	50,981,162	44,441,118

Net assets at end of year	$37,200,279	$43,674,548	$50,981,162

(1)	Distributions to shareholders as noted in the Consolidated Statement of Cash Flows for the year ended December 31, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments December 31, 2008

(Restated)

Shares	Dates of Acquisition	Non-Affiliate Investments(1)	Original Cost Basis	Value	Percentage of Net Assets
560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	$—	$1,971,200	5.3%
		Advanced Medical Isotope Corporation(8) Medical isotope processes
95,000	9/06	Series A Convertible Preferred Stock	1,803,417	1,750,400	4.7
		Cyberlux Corporation LED lighting solutions
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	1,133,400	3.0
25,931,484	1/07	Common Stock	502,558	33,100	0.1
		Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000	4/06	Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.4
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	140	<0.1
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	151,000	0.4
321,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	300,300	81,900	0.2
		Platina Energy Group Inc. Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	66,200	0.2
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) Design and manufacture of countertops	120,000	18,000	<0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	7,800	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	2,200	<0.1
		Island Gas Resources Plc. (KP Renewables Plc)(5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	700	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	600	<0.1
940,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	18,900	400	<0.1
2,971	12/05-8/06	The Renewable Corp. (Industrial Biotechnology Corp.) Provider of renewable resources	3,455,105	—	0.0

Shares	Dates of Acquisition	Non-Affiliate Investments(1)	Original Cost Basis	Value	Percentage of Net Assets
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0
		UBA Technology, Inc. Software development
2,430,740	2/06-6/06	Common Stock	1,652,900	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0

		Total Investments in Non-Affiliates	$36,994,463	$5,603,440	15.1%

		Affiliate Investments(2)
		World Energy Solutions, Inc.(7) Energy saving technologies
200,000	6/08-9/08	Series C Convertible Preferred Stock	$1,625,000	$1,450,000	3.9%
18,042,749	9/05-6/08	Common Stock	4,715,949	322,100	0.9
		MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection
17,823	12/06-6/07	Common Stock	4,170,070	58,400	0.2
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.2
		CytoDyn, Inc. Novel therapeutic agents
2,040,000	4/06-7/06	Common Stock	3,640,772	171,400	0.5
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	287,900	0.8
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	164,600	0.4
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	993,000	133,700	0.4
6,498,845	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,528,289	27,300	0.1
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	67,500	0.2
1,426,754	9/07	USTelematics, Inc.(9) Broadband telecommunication for moving vehicles	—	59,900	0.2
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	10,700	<0.1
5,724,500	5/06-8/06	NetFabric Holdings, Inc. Information technology services	489,132	600	<0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	—	0.0

Shares	Dates of Acquisition	Affiliate Investments(2)	Original Cost Basis	Value	Percentage of Net Assets
3,000,000	7/07	Pathway One Plc(5) Sales and development licenses	426,150	—	0.0
		Tesla Vision Corporation (Manakoa Services Corp.)(8) Compliance analysis and monitoring
95,000	1/07	Series B Convertible Preferred Stock	2,280,000	—	0.0
1,559,903	8/04-4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc.(9) Software products	1,708,000	—	0.0
		NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	—	0.0
210,000,000	1/08	RIM Semiconductor Company(7) Data transmission technology	1,792,500	—	0.0

		Total Investments in Affiliates	$38,559,629	$3,477,200	9.3%

		Control Investments(3)
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$2,980,000	8.0%
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	7,500	<0.1

		Total Investments in Control Investments	$10,637,748	$2,987,500	8.0%

		U.S. Treasuries and Certificates of Deposit(4)
		Certificates of Deposit:
95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	$95,035	$95,035	0.3%
100,000	10/08	Doral BK Catano P R CD, maturity 6/29/09, interest rate @ 3.55%	100,000	100,000	0.3
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.3

		Total Certificates of Deposit	$291,581	$291,581	0.8%

		Total Investments in U.S. Treasuries and CDs	$291,581	$291,581	0.8%

		TOTAL INVESTMENTS	$86,483,421	$12,359,721	33.2%

		Cash and other assets, less liabilities		24,840,558	66.8%

		Net assets at December 31, 2008		$37,200,279	100%

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.

(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.

(7)	During the period ended December 31, 2007, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).

(8)	Advanced Medical Isotope Corporation and Tesla Vision Corporation are related through common management.

(9)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments December 31, 2007

Shares	Dates of Acquisition	Non-Affiliate Investments(1)	Original Cost Basis	Value	Percentage of Net Assets
		Advanced Medical Isotope Corporation(12) Development of isotopes to treat diseases
95,000	9/06	Preferred Stock	$1,803,417	$1,750,000	4.0%
600,000	5/06	Common Stock	63,000	324,000	0.7
478,562	1/06	Broadcast International, Inc. Telecommunications	579,060	1,682,100	3.9
		Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000	4/06	Series D Preferred Stock	1,996,176	560,000	1.3
97,000	3/06	Series C Preferred Stock	2,066,063	543,200	1.2
97,000	12/05	Series B Preferred Stock	1,032,675	282,300	0.6
4,000,000	5/06	Common Stock	76,368	400	<0.1
560,000	1/07	Mimedx, Inc. (privately held) Connective tissue technology	—	840,000	1.9
(7)	4/07	Synthetic Blood International, Inc. Biotechnology products	120,000	233,700	0.5
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	120,000	0.3
60,000	12/05	Metamorphix Global, Inc. (privately held)(13) Design and manufacture of countertops	120,000	90,000	0.2
171,432	10/06-9/07	GammaCan International, Inc. Anti-cancer immunotherapy	83,016	65,100	0.1
264,333	1/07	Ecosphere Technologies, Inc. Defense, homeland security and global ship repair	97,300	47,600	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	41,500	0.1
269,230	8/06	Protocall Technologies, Inc. On-demand software and entertainment	11,577	31,500	0.1
697,860	8/06-11/06	Magnitude Information Systems, Inc. Computer ergonomics	25,920	27,900	0.1
2,560,000	8/04-11/06	TenthGate, Inc.(8) Healthcare related products and services	40,000	24,200	0.1
180,000	5/06	U.S. Starcom, Inc. Communications services and products	17,181	12,000	<0.1
9,748	4/06-3/07	Xethanol Corporation(13) Bioethanol and derivative products	88,836	5,850	<0.1
825,852	5/06-7/06	MM2 Group, Inc. Financial consulting for nutraceuticals	32,685	5,800	<0.1
1,200,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	24,100	5,100	<0.1
808,529	12/04	SolarBrook Water and Power Corp. (HydroFlo, Inc.) Treatment and purification of water	125,861	3,900	<0.1

Shares	Dates of Acquisition	Non-Affiliate Investments(1)	Original Cost Basis	Value	Percentage of Net Assets
660,000	6/05	BP International, Inc. Shade structures	78,852	3,400	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	2,700	<0.1
2,011,765	5/06-6/06	KKS Venture Management, Inc (Rheologics, Inc.) Study of blood viscosity	86,100	1,000	<0.1
66,667	9/05-4/06	Quest Minerals & Mining Corporation Coal and mineral mining	69,044	800	<0.1
85,714	9/05	New Life Scientific, Inc. Pharmaceutical biotechnologies	81,816	600	<0.1
384,000	7/06	aeroTelesis, Inc. Satellite and wireless bandwidth utilization	33,394	600	<0.1
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	400	<0.1
122,449	1/06	5G Wireless Communications, Inc. Broadband wireless	78,851	200	<0.1
232,211	5/05	Preservation Sciences, Inc. Green technologies and development	—	—	0.0
140,000	3/05	AdAl Group, Inc.(5) Aluminum extruded products manufacturer	72,912	—	0.0
37,500	6/05	Modern Technology Corporation Technology development and acquisition company	82,152	—	0.0
6	5/06-6/06	EFT BioTech Holdings, Inc. (HumWare Media Corp.) Media advertising	14,236	—	0.0
		UBA Technology, Inc. Software development
2,482,521	2/06-6/06	Common Stock	1,691,419	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0
		KP Renewables Plc (Kwikpower International Plc)(5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,401	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	—	0.0
261,234	7/04-7/05	eLinear, Inc.(5) Telecommunication security provider	190,763	—	0.0

		Total Investments in Non-Affiliates	$31,588,337	$6,705,850	15.4%

		Affiliate Investments (2)
		Material Technologies, Inc.(9) Metal fatigue detection
20,550,304	9/04-6/07	Common Stock	$4,907,329	$4,521,100	10.4%
47,500	1/07	Series E Convertible Preferred Stock	694,640	648,400	1.5
		Cyberlux Corporation(9) LED lighting solutions

Shares	Dates of Acquisition	Affiliate Investments(2)	Original Cost Basis	Value	Percentage of Net Assets
148,000	11/06-1/07	Series C Preferred Stock	2,181,640	1,781,000	4.1
27,981,484	6/06-1/07	Common Stock	537,920	559,600	1.3
		Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions
100,000	1/06	Series B Preferred Stock	2,100,000	840,000	1.9
9,900,717	4/05-4/06	Common Stock	1,980,142	752,500	1.7
3,620,307	5/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,854,089	868,900	2.0
		Manakoa Services Corporation(12) Compliance analysis and monitoring
95,000	1/07	Series B Preferred Stock	2,280,000	760,000	1.7
7,799,515	8/04-4/07	Common Stock	2,122,641	58,500	0.1
6,000,000	7/07	Pathway One Plc(5)(9) Sales and development licenses	852,300	719,500	1.6
49,500,000	7/07	MachineTalker, Inc.(9) Intelligent wireless security networks	993,000	668,300	1.5
1,426,754	9/07	USTelematics, Inc.(14) Broadband telecommunication for moving vehicles	—	510,100	1.2
412,000	9/07	NeoStem, Inc.(9) Stem cell banking services	761,440	441,700	1.0
		CytoDyn, Inc. Development stage biotechnology company
2,040,000	4/06-7/06	Common Stock	3,640,772	118,300	0.3
100,000	1/07	Series A Preferred Stock	845,000	260,000	0.6
6,909,390	9/05-6/07	American Soil Technologies, Inc.(9) Fertilizer innovation	1,622,606	314,400	0.7
4,426,136	7/06	vidShadow.com, Inc. (DME Interactive Holdings, Inc.) Multi-media entertainment	752,443	199,200	0.5
164,495,817	8/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	1,026,031	172,700	0.4
7,145,000	5/06-8/06	NetFabric Holdings, Inc. Information technology services	607,034	142,900	0.3
461,222,608	5/05-9/05	GS Energy Corporation (INSEQ Corp.) Waste minimization	2,434,783	89,900	0.2
5,462	8/05-8/06	Industrial Biotechnology Corporation(10) Manufactures and markets flavors and fragrances	6,351,998	2,000	<0.1
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc.(14) Software products	1,708,000	—	0.0
		Liberty Diversified Holdings, Inc. Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series B Preferred Stock	382,800	—	0.0

		Total Investments in Affiliates	$43,779,616	$14,429,000	33.0%

Shares	Dates of Acquisition	Control Investments(3)	Original Cost Basis	Value	Percentage of Net Assets
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$3,472,000	7.9%
16,119,672	9/05-9/07	World Energy Solutions, Inc.(11) Energy saving technologies
		Common Stock	4,628,449	2,031,100	4.7
(6)	1/06-9/07	UTEK Real Estate Holdings, Inc. (privately held) (Demand note, interest rate @ 5%)	1,965,261	1,965,261	4.5
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	300,200	0.7

		Total Investments in Control Investments	$17,231,458	$7,768,561	1708%

		U.S. Treasuries and Certificates of Deposit(4)
		U.S. Treasuries:
500,000	11/07	United States Treasury Bill, maturity 2/07/08, interest rate @ 3.06%	$498,550	$498,550	1.1%

		U.S. Treasuries:
		Total U.S. Treasuries	$498,550	$498,550	1.1%

		Certificates of Deposit:
100,000	8/07	State Bank India CD, maturity 2/22/08, interest rate @ 5.15%	$99,983	$99,983	0.2%
100,000	8/07	Indymac Bank FSB CD, maturity 2/25/08, interest rate @ 5.2%	100,004	100,004	0.2
100,000	8/07	First Natl Bank Arizona CD, maturity 2/27/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Charter Bank West CD, maturity 2/29/08, interest rate @ 5.1%	99,975	99,975	0.2
100,000	8/07	Discover Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Lehman Coml Bank CD, maturity 2/29/08, interest rate @ 5.15%	99,982	99,982	0.2
100,000	8/07	Sterling Savings Bank CD, maturity 3/24/08, interest rate @ 5.1%	99,966	99,966	0.2
100,000	8/07	Capmark Bank CD, maturity 5/22/08, interest rate @ 5.15%	99,986	99,986	0.2
100,000	8/07	Firstcity Bank CD, maturity 5/22/08, interest rate @ 5.1%	99,967	99,967	0.2
100,000	8/07	Provident Bank CD, maturity 5/27/08, interest rate @ 5.1%	99,969	99,969	0.2

		Total Certificates of Deposit	$999,796	$999,796	2.3%

		Total Investments in U.S. Treasuries and CDs	$1,498,346	$1,498,346	3.4%

		TOTAL INVESTMENTS	$94,097,757	$30,401,757	69.6%

		Cash and other assets, less liabilities		13,272,791	30.4%

		Net assets at December 31, 2007		$43,674,548	100%

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

Stock-Based Compensation

At December 31, 2008, the Company had two stock-based equity compensation plans, which are described more fully in Note 11.

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

During 2008, management determined that it was more likely than not that net operating loss carryforwards in UTEK would not be utilized in the future and, accordingly, a valuation allowance of $11.2 million was recorded against the related deferred tax asset. A portion of the valuation allowance ($5.5 million) was recorded as part of the provision for income tax expense and a similar portion ($5.7 million) is included in the change in unrealized depreciation of investments. The valuation allowance resulted in a significant additional decrease to our net decrease in net assets from operations and per share values.

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

2. Restatement of Consolidated Financial Statements

The financial statements as of and for the year ended December 31, 2008 have been restated to correct the accounting treatment previously accorded the following transaction.

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

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

As of December 31, 2008:

Net assets, as previously reported	$38,852,093
Adjustment to accrue severance liability	(1,651,814)

Net assets, as restated	$37,200,279

Net asset value per share, as previously reported	$3.57
Net asset value per share, as restated	$3.42

For the year ended December 31, 2008

Net decrease in net assets from operations, as previously reported	$(24,833,113)
Adjustment to accrue severance liability	(1,651,814)

Net decrease in net assets from operations, as restated	$(26,484,927)

Net decrease in net assets from operations per share, as previously reported	$(2.50)
Net decrease in net assets from operations per share, as restated	$(2.66)

3. Investments

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

4. Acquisitions

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

	Year Ended Dec 31,
	2008 (Restated)	2007
Income from operations	$26,501,545	$38,689,163
Net decrease in net assets from operations	$(26,156,397)	$(9,975,743)
Basic and diluted net decrease in net assets from operations per share	$(2.40)	$(0.92)

5. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2008	2007
Computer Equipment	$708,334	$486,552
Furniture and Fixtures	394,314	307,212
Leasehold Improvements	25,883	23,883

	1,128,531	817,647
Less: Accumulated Depreciation	(475,323)	(341,069)

	$653,208	$476,578

Depreciation expense was approximately $164,000, $145,000 and $122,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

6. Goodwill

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

7. Intangible Assets

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

8. Notes Payable and Other Debt

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

9. Income Taxes

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

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Deferred:
Federal	$3,226,295	$2,482,024	$10,935,888
State	344,454	264,993	1,149,049
Foreign	126,738	—	—

	3,697,487	2,747,017	12,084,937

	$3,697,487	$2,747,017	$12,084,937

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	$(1,933,074)	$2,218,078	$10,889,909
State taxes, net of federal benefit	(206,384)	236,812	1,162,658
Foreign rate differential	140,720	—	—
Stock options	252,456	149,560	—
Other	6,739	142,567	32,370

	(1,739,543)	2,747,017	12,084,937
Change in valuation allowance	5,437,030	—	—

	$3,697,487	$2,747,017	$12,084,937

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
Net operating loss carryforward	$7,138,377	$5,033,192
Tax credit carryforward	—	—
Intangible assets	(4,009,708)
Other	567,817	125,777
Investments	5,680,682	247,735

Subtotal	9,377,168	5,406,704
Less: valuation allowance	(11,150,609)	—

Net deferred tax asset (liability)	$(1,773,441)	$5,406,704

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2008, management determined that it was more likely than not that net operating loss carryforwards in

UTEK would not be utilized in the future and, accordingly, a valuation allowance of $11.2 million was recorded against the related deferred tax asset. A portion of the valuation allowance ($5.5 million) was recorded as part of the provision for income tax expense and the remaining portion ($5.7 million) is included in the change in unrealized depreciation of investments, which is shown as a component of equity. The valuation allowance resulted in a significant additional decrease to our net decrease in net assets from operations and per share values.

10. Stockholders’ Equity

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

See Note 11 for further information on share-based compensation expense and employee stock options exercised. See Note 4 for further information on acquisitions and the earnout accrual.

11. Stock-Based Compensation

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

The following table summarizes information about outstanding and exercisable stock options at December 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/08	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/08	Weighted Average Exercise Price
$9.05-$9.30	260,000	$9.16	6.92	—	$—
$10.22-$10.85	278,500	10.43	6.38	—	—
$12.80-$13.95	219,900	13.34	3.01	73,650	13.40
$14.00-$15.90	181,000	15.29	1.66	148,500	15.19
$18.40-$22.04	49,000	19.69	2.54	34,500	19.58

	988,400	$12.09	4.72	256,650	$15.27

12. Employee Benefit Plan

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

13. Segment Reporting

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

A summary of income from operations (revenue) and other financial information by reportable operating segment is shown below:

	United Kingdom	Israel	United States	Consolidated
Long-lived assets December 31, 2008	$5,659,892	$—	$20,903,434	$26,563,326
Total assets December 31, 2008	6,304,527	—	39,581,682	45,886,209
Long-lived assets December 31, 2007	589,406	13,621	2,818,427	3,421,454
Total assets December 31, 2007	681,140	39,317	44,500,620	45,221,077

	For the year ended December 31, 2008 (Restated)
	United Kingdom	Israel		United States		Consolidated
Income from operations (revenues)	1,694,503	8,638		18,474,978		20,178,119
Income (loss) before income taxes	(434,786)	634,433	(1)	(6,536,972	)(1)	(6,337,325)
Depreciation and amortization	296,300	2,750		797,440		1,096,490

	For the year ended December 31, 2007
	United Kingdom	Israel	United States		Consolidated
Income from operations (revenues)	$274,221	$123,511	$19,903,217		$20,300,949
Income (loss) before income taxes	(116,568)	(164,481)	6,804,808	(1)	6,523,759
Depreciation and amortization	1,658	7,021	203,671		212,350

	For the year ended December 31, 2006
	United Kingdom	Israel		United States		Consolidated
Income from operations (revenues)	$398,087	$182,371		$56,372,479		$56,952,937
Income (loss) before income taxes	(330,263)	(521,447	)(2)	32,880,854	(3)	32,029,144
Depreciation and amortization	3,546	17,274		191,113		211,933

(1)	The Company dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000 in 2008. We dissolved UTEKip with the transfer of operations to the U.S. segment.

(2)	The Company recorded goodwill impairment for Pharma Transfer, Ltd. of $159,030 and Knowledge Express of $51,110, which are included in the 2007 loss.

(3)	The Company recorded goodwill impairment of $234,940 and intangible asset impairment of $51,000 for UTEKip, Ltd., which is included in the 2006 loss.

(4)	The Company recorded intangible asset impairment of $16,000 for the UTEK-EKMS website, which is included in the 2006 loss.

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

A summary of income from operations and other financial information by product segment is shown below:

	For the Year Ended December 31, 2008 (Restated)
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations (revenue)	$4,684,680	$11,134,855	$2,102,015	$1,857,228	$399,341	$20,178,119
Income (loss) before income taxes	1,869,666	(102,657)	(165,262)	157,114	(8,096,186)	(6,337,325)

14. Commitments and Contingencies

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

15. Related Party Transactions

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

16. Subsequent Events

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

17. Selected Quarterly Financial Data (Unaudited)

	March 31	June 30	September 30	December 31
Fiscal year 2008 (Restated)
Income from operations (Revenue)	3,665,566	4,929,618	7,058,406	4,524,529
Net loss from operations	(1,653,913)	(540,890)	(5,874,393)	(1,965,616)
Net decrease in net assets from operations	(6,330,791)	(3,388,513)	(12,691,345)	(4,074,278)
Net decrease in net assets from operations per share:
Basic	$(0.69)	$(0.35)	$(1.25)	$(0.38)
Diluted	$(0.69)	$(0.35)	$(1.25)	$(0.38)

Fiscal year 2007:
Income from operations (Revenue)	$7,947,771	$6,388,449	$3,694,914	$2,269,815
Net income (loss) from operations	2,233,391	1,935,831	188,192	(580,672)
Net decrease in net assets from operations	(406,569)	(3,584,734)	(134,017)	(4,351,366)
Net decrease in net assets from operations per share:
Basic	$(0.05)	$(0.40)	$(0.01)	$(0.48)
Diluted	$(0.05)	$(0.40)	$(0.01)	$(0.48)

Fiscal year 2006:
Income from operations (Revenue)	$11,807,006	$23,059,307	$13,612,176	$8,474,448
Net income from operations	3,609,574	9,767,356	4,026,601	2,540,676
Net increase (decrease) in net assets from operations	5,557,126	11,059,619	(4,473,588)	(17,053,955)
Net increase (decrease) in net assets from operations per share:
Basic	$0.66	$1.25	$(0.50)	$(1.91)
Diluted	$0.65	$1.23	$(0.50)	$(1.91)

18. Selected Per Share Data and Ratios

	Year Ended December 31
	2008 (Restated)	2007	2006	2005	2004
Per share information:(1)
Net asset value, beginning of year	$4.85	$5.71	$5.58	$3.85	$2.33
Net income (loss) from operations(1)	(1.01)	0.42	2.27	.80	.15
Net change in realized and unrealized appreciation/depreciation on investments (after taxes)(2)	(2.44)	(1.41)	(3.45)	(1.70)	(0.22)

Total from investment operations	(3.45)	(0.99)	(1.18)	(0.90)	(0.07)
Foreign currency translation adjustment(1)	(0.19)	—	0.02	(0.02)	0.01
Distributions to shareholders(1)	—	—	(0.04)	—	—
Net increase from stock transactions(1)	2.21	0.13	1.33	2.65	1.58

Net asset value, end of year	$3.42	$4.85	$5.71	$5.58	$3.85

Per share market value, end of year	$8.85	$13.20	$11.34	$13.79	$14.99
Investment return, based on market price at end of period(3)	(33)%	16%	(18)%	(8)%	35%

Ratios/supplemental data:
Net assets, end of year	$37,200,279	$43,674,548	$50,981,162	$44,441,118	$23,092,943
Ratio of expenses to average net assets	66%	29%	52%	39%	33%
Ratio of net income (loss) from operations to average net assets	(25)%	8%	42%	17%	6%
Diluted weighted average number of shares outstanding during the year	9,947,221	8,989,234	8,786,605	7,325,312	6,098,537

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.

(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of year does not inherently equal the per share changes of the line items disclosed.

(3)	Calculated as the change in market price during the period divided by the market price at the end of the period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2009.

UTEK CORPORATION

By:	/s/ DOUGLAS SCHAEDLER
Douglas Schaedler
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(Capacity)	Date
/s/ DOUGLAS SCHAEDLER Douglas Schaedler	President and Director (Principal Executive Officer)	May 7, 2009

/s/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2009

/s/ CLIFFORD M. GROSS Clifford M. Gross	Chairman	May 7, 2009

/s/ SAM REIBER Sam Reiber	Director	May 7, 2009

/s/ HOLLY CALLEN-HAMILTON Holly Callen-Hamilton	Director	May 7, 2009

/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	May 7, 2009

/s/ ARTHUR CHAPNIK Arthur Chapnik	Director	May 7, 2009

/s/ JOHN MICEK John Micek	Director	May 7, 2009

/s/ KEITH A. WITTER Keith A. Witter	Director	May 7, 2009

/s/ FRANCIS MAUDE Francis Maude	Director	May 7, 2009

Schedule 12-14

UTEK CORPORATION

Schedule of Investments in and Advances to Affiliates

Portfolio Company and Investment	Year Ended December 31, 2008 Amount of Interest or Dividends(1)	December 31, 2007 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2008 Value
Affiliate Investments
Emission & Power Solutions, Inc. (privately held)
Common stock	$—	$752,500	$2,100,000	$(2,564,600)	$287,900
Preferred Series B stock	—	840,000	—	(840,000)	—
GS Energy Corporation
Common stock	—	89,900	—	(89,900)	—
Tesla Vision Corp. (Manakoa Services Co.)
Common stock	—	58,500	—	(58,500)	—
Preferred Series B stock	—	760,000	—	(760,000)	—
Material Technologies, Inc.
Common stock	—	4,521,100	—	(4,462,700)	58,400
Preferred Series E stock	—	648,400	—	(185,300)	463,100
MachineTalker, Inc.
Common stock	—	668,300	—	(534,600)	133,700
NeoStem, Inc.
Common stock	—	441,700	—	(277,100)	164,600
Stealth MediaLabs, Inc.
Common stock	—	—	—	—	—
Cyberlux Corporation
Common stock	—	559,600	—	(559,600)	—
Preferred Series C stock	—	1,781,000	—	(1,781,000)	—
DME Interactive Holdings, Inc.
Common stock	—	199,200	—	(199,200)	—
Cytodyn, Inc.
Common stock	—	118,300	53,100	—	171,400
Preferred Series A stock	—	260,000	—	—	260,000
Cargo Connection Logistics Holdings, Inc.
Common stock	—	172,700	—	(162,000)	10,700
World Energy Solutions, Inc.
Common stock	—	—	1,625,000	(175,000)	1,450,000
Preferred Series A stock	—	—	631,500	(309,400)	322,100
Avalon Oil and Gas, Inc.
Common stock	—	868,900	30,000	(831,400)	67,500
Pathway One Plc
Common stock	—	719,500	—	(719,500)	—
USTelematics, Inc.
Common stock	—	510,100	—	(450,200)	59,900
American Soil Technologies, Inc.
Common stock	—	314,400	—	(287,100)	27,300
Industrial Biotechnology Corporation
Common stock	—	2,000	—	(2,000)	—
WebSky Inc.
Common stock	—	—	—	—	—
RIM Semiconductor Company
Common stock	—	—	1,792,500	(1,792,500)	—
NetFabric Holdings, Inc.
Common stock	—	142,900	—	(142,300)	600
NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc)
Common stock	—	—	—	—	—
Preferred Series B stock	—	—	—	—	—

Total Investments in Affiliate Investments	$—	$14,429,000	$6,232,100	$(17,183,900)	$3,477,200

SCH-1

Portfolio Company and Investment	Year Ended December 31, 2008 Amount of Interest or Dividends(1)	December 31, 2007 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2008 Value
Control Investments
UTEK Real Estate Holdings, Inc., (privately held)
Common Stock	$—	$3,472,000	$—	$(492,000)	$2,980,000
Klegg Electronics, Inc
Common stock	—	300,200	—	(292,700)	7,500
World Energy Solutions, Inc.
Common stock	—	2,031,100	—	(2,031,100)	—
Ybor City Group, Inc. (privately held)
Demand note, interest rate @ 5%	—	1,965,261	—	(1,965,261)	—

Total Investment in Control Investment	$—	$7,768,561	$—	$(4,781,061)	$2,987,500

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

SCH-2