Form 10-Q
period 2009-03-31
UTEK CORP
filed 2009-05-08
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 4, 2009, there were 11,071,632 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2009 (Unaudited)	December 31, 2008 (Restated)
ASSETS
Investments:
Non-affiliate investments (cost: 2009 - $16,379,928; 2008 - $36,994,463)	$3,645,948	$5,603,440
Affiliate investments (cost: 2009 - $12,468,076; 2008 - $38,559,629)	1,963,251	3,477,200
Control investments (cost: 2009 - $5,831,574; 2008 - $10,637,748)	4,636,000	2,987,500
U.S. Treasuries and certificates of deposit (cost: 2009 - $686,546; 2008 - $291,581)	686,546	291,581

Total investments	10,931,745	12,359,721
Cash and cash equivalents	3,611,743	3,922,297
Accounts receivable, net of allowance for bad debt	1,416,133	2,290,363
Prepaid expenses and other assets	678,892	750,502
Fixed assets, net	590,089	653,208
Goodwill	15,629,050	15,246,143
Intangible assets, net	10,249,129	10,663,975

TOTAL ASSETS	43,106,781	45,886,209

LIABILITIES
Accounts payable	454,705	575,988
Accrued expenses	1,002,833	995,652
Accrued severance payable	1,794,885	1,651,814
Notes payable and other debt	1,501,491	839,765
Deferred revenue	2,618,950	2,849,270
Deferred tax liability	1,757,003	1,773,441

TOTAL LIABILITIES	9,129,867	8,685,930

NET ASSETS	$33,976,914	$37,200,279

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 12,287,077 and 12,134,959 shares issued; 11,071,632 and 10,879,900 shares outstanding at March 31, 2009 and December 31, 2008, respectively	$110,717	$108,800
Additional paid-in capital	76,967,312	75,067,857
Accumulated income
Accumulated net operating income	21,388,475	23,463,295
Net realized loss on investments, net of related income taxes	(44,762,871)	(7,744,736)
Net unrealized depreciation of investments, net of related deferred income taxes	(17,825,930)	(51,921,150)
Foreign currency translation adjustment	(1,900,789)	(1,773,787)

Net assets	$33,976,914	$37,200,279

Net asset value per share	$3.07	$3.42

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2009	2008 (Restated)
Income from operations:
Innovation consulting services	$1,919,298	$—
Sale of technology rights	—	2,712,380
Subscription and other services	813,759	868,739
Investment income, net	30,664	84,447

	2,763,721	3,665,566

Expenses:
Direct costs of innovation consulting services	1,987,450	—
Acquisition of technology rights	—	1,184,000
Salaries and wages	984,089	2,857,708
Professional fees	222,920	308,195
Sales and marketing	458,408	648,032
General and administrative	795,441	739,655
Amortization and depreciation	406,678	85,539

	4,854,986	5,823,129

Loss before income taxes	(2,091,265)	(2,157,563)
Provision for income tax (benefit) expense	(16,445)	(503,650)

Net loss from operations	(2,074,820)	(1,653,913)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of related income tax benefit	(37,018,135)	(126,102)
Net change in unrealized appreciation (depreciation) of investments, net of related deferred tax benefit	34,095,220	(4,550,776)

Net decrease in net assets from operations	$(4,997,735)	$(6,330,791)

Net decrease in net assets from operations per share:
Basic	$(0.45)	$(0.69)
Diluted	$(0.45)	$(0.69)
Weighted average shares:
Basic	10,987,743	9,161,046
Diluted	10,987,743	9,161,046

Dividend declared per share:	—	—

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2009	2008 (Restated)
Operating Activities:
Net decrease in net assets from operations	$(4,997,735)	$(6,330,791)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments	(34,095,226)	7,296,418
Loss on sale of investments	37,018,135	202,184
Net proceeds from sale (purchases) of short-term investments	(394,966)	(586)
Proceeds received on sale of equity investments	400,033	1,472,639
Net repayment from (investment in) UTEK Real Estate Holdings, Inc.	—	45,322
Depreciation and amortization	406,678	85,539
Loss on disposal of fixed assets	15,044	3,603
Bad debt expense	34,360	—
Stock-based compensation	244,849	172,328
Deferred income taxes	(16,445)	(3,325,374)
Investment securities received in connection with the sale of technology rights	—	(2,587,380)
Consulting and other services rendered in exchange for investment securities	—	(35,400)
Changes in operating assets and liabilities:
Accounts receivable	924,870	110,837
Prepaid expenses and other assets	71,610	(42,534)
Deferred revenue	(308,232)	(229,515)
Accounts payable and accrued expenses	(263,129)	1,780,406

Net cash flows from operating activities	(960,154)	(1,382,304)

Investing Activities:
Purchases of fixed assets	(2,539)	(13,496)

Net cash flows from investing activities	(2,539)	(13,496)

Financing Activities:
Proceeds from borrowings on bank line of credit	750,000	—
Payments on notes payable and other debt	(88,274)	—
Proceeds from exercise of stock options	—	112,800

Net cash flows from financing activities	661,726	112,800

Foreign currency translation adjustment	(9,587)	29,701

Decrease in cash and cash equivalents	(310,554)	(1,253,299)
Cash and cash equivalents at beginning of period	3,922,297	5,254,576

Cash and cash equivalents at end of period	$3,611,743	$4,001,277

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three months ended March 31
	2009	2008
Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company issued 153,967 shares of common stock to purchase Pharmalicensing Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$2,534,197
Fair value of common stock issued		2,150,000

Liabilities assumed		$384,197

The Company received a note in connection with the sale of certain investments	$1,500,000

The Company issued stock in connection with an investment in UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of UTEK common stock	$1,500,000
240,964 shares of NeoStem, Inc common stock	200,000

	$1,700,000

The Company issued 15,262 shares of common stock in connection with certain acquisition earnout contingencies	$156,371

	Three months ended March 31
	2009	2008
Cash paid for taxes	$—	$—

Cash paid for interest	$17,500	$—

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended March 31
	2009	2008 (Restated)
Changes in net assets from operations:
Net loss from operations	$(2,074,820)	$(1,653,913)
Net realized loss on sale of investments, net of related income taxes	(37,018,135)	(126,102)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	34,095,220	(4,550,776)

Net decrease in net assets from operations	(4,997,735)	(6,330,791)

Distributions to stockholders:
From net income from operations	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	—	112,800
Stock-based compensation	244,849	172,328
Acquisition of Pharmalicensing Ltd.	—	2,150,000
Investment in UTEK Real Estate Holdings	1,500,000	—
Escrow shares earnout	156,523	—

Net increase in net assets from stock transactions	1,901,372	2,435,128

Foreign currency translation adjustment	(127,002)	29,701

Net decrease in net assets	(3,223,365)	(3,865,962)

Net assets at beginning of period	37,200,279	43,674,548

Net assets at end of period	$33,976,914	$39,808,586

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Three Months Ended March 31
	2009	2008 (Restated)
PER SHARE INFORMATION

Net asset value, beginning of period	$3.42	$4.85
Net loss from operations (1)	(0.19)	(0.18)
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after taxes) (2)	(0.32)	(0.61)
Foreign currency translation adjustment (1)	(0.01)	0.00
Net increase from stock transactions (1)	0.17	0.27
Distribution to shareholders from net income from operations	0.00	0.00

Net asset value, end of period	$3.07	$4.33

Per share market value, end of period	$6.25	$10.05
Investment return, based on market price at end of period	(29)%	(24)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$33,976,914	$39,808,586

Ratio of expenses to average net assets	14%	14%
Ratio of net income from operations to average net assets	(6)%	(4)%
Diluted weighted average number of shares outstanding during the period	10,987,743	9,161,046

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments

March 31, 2009

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
(7)	1/09	Greenwood Hudson Portfolio, LLC (privately held) (note receivable due on Dec 31, 2012, interest at 7%)	$1,500,000	$1,500,000	4.4%
		Cyberlux Corporation
		LED lighting solutions
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	971,500	2.9
		MATECH Corporation (Material Technologies, Inc.)
		Metal fatigue detection
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.4
		CytoDyn, Inc.
		Novel therapeutic agents
100,000	1/07	Series A Convertible Preferred Stock	845,000	325,000	1.0
		MiMedx Group, Inc.
560,003	1/07	Connective tissue technology	—	179,200	0.5
		Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc)
(6)	4/07	Biotechnology products	120,000	133,000	0.4
		Bacterin International, Inc. (privately held)
40,000	7/06	Bioactive coatings for medical devices	120,000	40,000	0.1
		Platina Energy Group Inc.
		Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	13,248	<0.1
		NeoStem, Inc.
12,000	9/07	Stem cell banking services	61,440	10,500	<0.1
		Metamorphix Global, Inc. (privately held)
60,000	12/05	Design and manufacture of countertops	120,000	9,000	<0.1
		Island Gas Resources Plc. (KP Renewables Plc) (5)
		Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	900	<0.1
		In Veritas Medical Diagnostics, Inc.
1,250,010	5/06	Medical devices designs and testing	74,400	500	<0.1
		The Renewable Corp. (Industrial Biotechnology Corp.)
2,971	12/05-8/06	Provider of renewable resources	3,455,105	—	0.0

		Total Investments in Non-Affiliates	$16,379,928	$3,645,948	10.7%

		Affiliate Investments (2)
		EClips Energy Technologies, Inc. (World Energy Solutions, Inc.)
		Energy saving technologies
100,000	6/08	Series B Convertible Preferred Stock	$875,000	$750,000	2.2%
100,000	9/08	Series C Convertible Preferred Stock	750,000	700,000	2.1
9,605,249	9/05-6/08	Common Stock	2,083,449	322,100	0.9
		MachineTalker, Inc.
29,782,530	7/07	Intelligent wireless security networks	598,651	148,900	0.4
		Klegg Electronics, Inc.
10,839,972	11/06-5/07	Manufacturer/distributor for retail electronic products	3,178,278	27,100	0.1
		Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held)
15,150,717	4/05-6/08	Reductional environmental emissions	4,080,142	15,151	<0.1

		Pathway One Plc (5)
3,000,000	7/07	Sales and development licenses	426,150	—	0.0
		WebSky, Inc.
17,890,000	1/06	Broadband wireless	476,406	—	0.0

		Total Investments in Affiliates	$12,468,076	$1,963,251	5.8%

		Control Investments (3)
		UTEK Real Estate Holdings, Inc. (privately held)
1,000	11/99-1/09	Real estate development	$5,831,574	$4,636,000	13.6%

		Total Investments in Control Investments	$5,831,574	$4,636,000	13.6%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:

100,000	10/08	Doral BK Catano P R CD, maturity 6/29/09, interest rate @ 3.55%	$100,000	$100,000	0.3%
245,000	2/09	Bank of America CD, maturity 11/19/09, interest rate @ 1.2%	245,000	245,000	0.7
245,000	2/09	Minnwest Bank CD, maturity 11/19/09, interest rate @ 1.2%	245,000	245,000	0.7
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.3

		Total Certificates of Deposit	$686,546	$686,546	2.0%

		Total Investments in U.S. Treasuries and CDs	$686,546	$686,546	2.0%

		TOTAL INVESTMENTS	$35,366,124	$10,931,745	32.2%

		Cash and other assets, less liabilities		23,045,169	67.8%

		Net assets at March 31, 2009		$33,976,914	100%

Notes to Schedule of Investments:

•

Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the NYSE Amex or other similar markets.

•

The above investments, with the exception of the U.S. Treasuries and certificates of deposits and a note receivable issued by a third-party, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 4 to the Notes to the Consolidated Financial Statements.)

•

As of March 31, 2009, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities or where the Company holds one or more seats on the company’s

Board of Directors. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds five investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22 nd Street of Ybor City, Inc., Ybor City Group, Inc. and Cortez 114, LLC. UREHI holds 150 membership interests of the total membership interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc., Ybor City Group, Inc and Cortez 114, LLC.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.
(7)	Investment consists of a loan receivable with Greenwood Hudson Portfolio, LLC, a company that purchased certain of our investments.

See accompanying notes

UTEK CORPORATION

Consolidated Schedule of Investments

December 31, 2008

(Restated)

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)

560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.)	$—	$1,971,200	5.3%
		Connective tissue technology
		Advanced Medical Isotope Corporation (8)
		Medical isotope processes
95,000	9/06	Series A Convertible Preferred Stock	1,803,417	1,750,400	4.7
		Cyberlux Corporation
		LED lighting solutions
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	1,133,400	3.0
25,931,484	1/07	Common Stock	502,558	33,100	0.1
		Advanced Refractive Technologies, Inc.
		Ophthalmic technologies
100,000	4/06	Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.4
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	140	<0.1
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc)	120,000	151,000	0.4
		Biotechnology products
321,020	6/08	CSMG Technologies, Inc.	300,300	81,900	0.2
		Environmental and medical technologies
		Platina Energy Group Inc.
		Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	66,200	0.2
40,000	7/06	Bacterin International, Inc. (privately held)	120,000	40,000	0.1
		Bioactive coatings for medical devices
60,000	12/05	Metamorphix Global, Inc. (privately held)	120,000	18,000	0.1
		Design and manufacture of countertops
109,091	7/06	Turbine Truck Engines, Inc.	72,000	7,800	<0.1
		Heavy-duty highway truck engines
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics)	86,100	2,200	<0.1
		Study of blood viscosity
		Island Gas Resources Plc. (KP Renewables Plc) (5)
		Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	700	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc.	74,400	600	<0.1
		Medical devices designs and testing
940,000	10/06	Laserlock Technologies, Inc.	18,900	400	<0.1
		Security solutions for the gaming industry
2,971	12/05-8/06	The Renewable Corp. (Industrial Biotechnology Corp.)	3,455,105	—	0.0
		Provider of renewable resources
387,097	6/06	Tradequest International, Inc.	76,092	—	0.0
		Provider of voice over internet protocol
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.)	81,816	—	0.0
		Pharmaceutical biotechnologies
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.)	—	—	0.0
		Internet sites host
		UBA Technology, Inc.
		Software development
2,430,740	2/06-6/06	Common Stock	1,652,900	—	0.0

95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc.	12,330,401	—	0.0

		Protective powder coating
		Total Investments in Non-Affiliates	$36,994,463	$5,603,440	15.1%

		Affiliate Investments (2)

		World Energy Solutions, Inc. (7)
		Energy saving technologies
100,000	6/08	Series B Convertible Preferred Stock	$875,000	$750,000	2.0%
100,000	9/08	Series C Convertible Preferred Stock	750,000	700,000	1.9
18,042,749	9/05-6/08	Common Stock	4,715,949	322,100	0.9
		MATECH Corporation (Material Technologies, Inc.)
		Metal fatigue detection
17,823	12/06-6/07	Common Stock	4,170,070	58,400	0.2
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.2
		CytoDyn, Inc.
		Novel therapeutic agents
2,040,000	4/06-7/06	Common Stock	3,640,772	171,400	0.5
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held)	4,080,142	287,900	0.8
		Reductional environmental emissions
412,000	9/07	NeoStem, Inc.	761,440	164,600	0.4
		Stem cell banking services
49,500,000	7/07	MachineTalker, Inc.	993,000	133,700	0.4
		Intelligent wireless security networks
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc.	2,448,681	67,500	0.2
		Oil and gas producers
1,426,754	9/07	USTelematics, Inc. (9)	—	59,900	0.1
		Broadband telecommunication for moving vehicles
6,498,845	6/07	American Soil Technologies, Inc.	1,528,289	27,300	0.1
		Fertilizer innovation
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc.	959,972	10,700	<0.1
		World trade logistics
5,724,500	5/06-8/06	NetFabric Holdings, Inc.	489,132	600	<0.1
		Information technology services
4,426,136	7/06	DME Interactive Holdings, Inc.	752,443	—	0.0
		Multi-media entertainment
3,000,000	7/07	Pathway One Plc (5)	426,150	—	0.0
		Sales and development licenses
		Tesla Vision Corporation (Manakoa Services Corp.) (8)
		Compliance analysis and monitoring
95,000	1/07	Series B Convertible Preferred Stock	2,280,000	—	0.0
1,559,903	8/04-4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc.	897,750	—	0.0
		Broadband wireless
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (9)	1,708,000	—	0.0
		Software products
		NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.)
		Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	—	0.0
210,000,000	1/08	RIM Semiconductor Company (7)	1,792,500	—	0.0

		Data transmission technology
		Total Investments in Affiliates	$38,559,629	$3,477,200	9.3%

		Control Investments (3)

1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held)	$4,131,574	$2,980,000	8.0%
		Real estate development
15,009,402	3/06-5/07	Klegg Electronics, Inc.	6,506,174	7,500	<0.1

		Manufacturer/distributor for retail electronic products
		Total Investments in Control Investments	$10,637,748	$2,987,500	8.0%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:

95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	$95,035	$95,035	0.3%
100,000	10/08	Doral BK Catano P R CD, maturity 6/29/09, interest rate @ 3.55%	100,000	100,000	0.3
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.3

		Total Certificates of Deposit	$291,581	$291,581	0.8%

		Total Investments in U.S. Treasuries and CDs	$291,581	$291,581	0.8%

		TOTAL INVESTMENTS	$86,483,421	$12,359,721	33.2%

		Cash and other assets, less liabilities		24,840,558	66.8%

		Net assets at December 31, 2008 (Restated)		$37,200,279	100%

Notes to Schedule of Investments:

•

Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the NYSE Amex or other similar markets.

•

The above investments, with the exception of the U.S. Treasuries and certificates of deposits, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 4 to the Notes to the Consolidated Financial Statements.)

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three month to one year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.
(7)	During the period ended December 31, 2008, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).
(8)	Advanced Medical Isotope Corporation and Tesla Vision Corporation are related through common management.
(9)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

1.	Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of March 31, 2009 and 2008 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K/A for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

The Company

The Company provides services that help clients become stronger innovators, develop compelling strategies to drive growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided throughout the United States and the United Kingdom.

The Company is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

Innovation Consulting

The Company provides strategic innovation consulting services to clients to help them become more efficient by finding new avenues for growth, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. The process involves our clients working with a handful of seasoned and experienced professionals capable of unlocking an organization’s capacity for strategy and innovation.

In addition, the Company provides services to clients that build the capacity for foresight, including monitoring trends, researching topics of interest, forecasting alternative scenarios, developing technology roadmaps, creating growth platforms and embedding forward thinking within an organization. The Company also offers innovative futures programs that provide clients with up-to-the-minute knowledge, expert insight, high-level learning experiences, and opportunities to network with experts and peers.

Sale of Technology Rights

To effectuate a technology transfer, we have historically created a newly formed company to acquire a new technology from a university, medical center, corporation or federal research laboratory and then sell this newly formed company to our client for securities or cash. It is our plan that any shares we receive in these exchanges will, in the course of our business, be sold for cash or other assets. A benefit of effectuating technology transfers in exchange for shares is that such transactions do not result in a current taxable event for us for income tax purposes. We have not acquired, and do not currently intend to acquire a new technology from a university, medical center, corporation and federal research laboratory in connection with our technology transfer process without the prior agreement of our client to subsequently acquire such new technology from us.

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

Information Services – Website Subscriptions

The Company’s subscription-based website services include the following:

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

Principles of Consolidation

UTEK Corporation commenced operations in 1997, originally incorporated under the laws of the State of Florida and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK-Europe, Ltd. (Europe) and UTEKip, Ltd. (Israel). UTEKip was closed down in 2008 and all operations of that subsidiary are currently being serviced by UTEK, although the legal entity has not yet been dissolved. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd., Carmi, Inc. (Strategos), and Social Technologies, Group, Inc. still exist, but their operations have been assimilated by UTEK and UTEK-Europe. All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio companies are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the three months ended March 31, 2008 balances to conform to the three months ended March 31, 2009 financial statement presentation.

Business Combinations

For acquisitions prior to 2009, we determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

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

In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. SFAS No. 141(R) requires that more assets and liabilities assumed will be measured at fair value as of the acquisition date and that liabilities related to contingent consideration will be remeasured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of SFAS No. 141(R) will depend on the nature of acquisitions completed after the date of adoption.

Cash and Cash Equivalents

The Company considers all highly liquid, fixed income investments with maturities of three months or less at the time of acquisition to be cash equivalents.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was approximately $84,000 and $120,000 as of March 31, 2009 and 2008, respectively.

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

Revenue Recognition

Innovation Consulting Services

Related to the Company’s acquisition of Strategos in 2008, the Company recognizes certain strategic consulting revenues in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Accordingly, revenues on fixed fee contracts are recognized under the percentage-of-completion methods of accounting, whereby contract revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. In cases where losses are estimated to be incurred upon completion of contracts, the full provision for such losses is charged to operations when they become known. In addition, some of the Company’s contracts provide for substantial contingent fees if future performance milestones are successfully met. Contingent fees are recorded based on the Company’s estimate of the likelihood of reaching future performance milestones.

Related to the Company’s acquisition of Social Technologies Group, Inc. in 2008, the Company has certain other consulting revenue that is derived from the sale of services in technology foresight, forecasting, scenario playing, vision, creativity and leadership, as well as the sale of services to provide for the design, development and implementation of custom software applications. Consulting services revenue is recognized when all the deliverables associated with the consulting contract have been provided to the customer. Vendor specific objective evidence is not available to allocate among the respective deliverables. Accordingly, the Company recognizes revenue at the point when all the deliverables have been provided to the customer.

Before the Company recognizes revenue, the following criteria must be met:

1.	Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders, signed contracts, or electronic confirmations are three examples of items accepted by the Company to meet this criterion.

2.	Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement. The Company offers a 60-day free trial on beginning a subscription engagement and revenue is not recognized during this time. After the free trial ends, the Company recognizes revenue ratably over the subscription period.

3.	The price of the products or services is fixed and measurable.

4.	Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay.

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

Revenue from technology acquisition alliance agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For technology acquisition alliance agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as income based on the fair value of the consideration received. At March 31, 2009, the Company did not have any technology acquisition alliance agreements for which payment was to be received in stock.

Income Taxes

Net realized losses on investments in the accompanying consolidated statements of operations are net of income tax expense (benefit) of $-0- and $(76,000) for the three months ended March 31, 2009 and 2008, respectively. Change in unrealized appreciation (depreciation) of investments in the accompanying consolidated statements of operations is net of deferred tax expense (benefit) of $-0- and $(2.7 million) for the three months ended March 31, 2009 and 2008, respectively. The Company did not have any income tax benefit or deferred income tax benefit in 2009 because of a 100% valuation allowance.

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

Components of basic and diluted earnings per share are as follows:

	Three months ended March 31
	2009	2008
Weighted average outstanding shares of common stock	10,987,743	9,161,046
Dilutive effect of stock options	—	—

Common stock and common stock equivalents	10,987,743	9,161,046

Shares excluded from calculation of diluted EPS (1)	885,400	640,025

(1)     These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net decrease in net assets from operations during the period.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, U.S. Treasuries and certificates of deposit, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of certificates of deposit is recorded based upon their market value. The fair value of all other investments is determined by the Board of Directors as further discussed in Note 4.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at March 31, 2009. The Company has not experienced any losses on such accounts.

The Company had two major customers during the three months ended March 31, 2009 and two major customers during the three months ended March 31, 2008. Major customers, those generating greater than 10% of total income from operations, accounted for approximately 27% and 71% of the Company’s revenue during the three months ended March 31, 2009 and 2008, respectively.

The Company’s most significant portfolio investments at March 31, 2009 were in UTEK Real Estate Holdings, Inc., Eclips Energy Technologies, Inc., Greenwood Hudson Portfolio, LLC and Cyberlux Corporation. These four investments totaled $8.9 million in fair value and represented 87% of our investments, excluding our investments in U.S. Treasuries and certificates of deposits, and 21% of total assets at March 31, 2009.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, UTEK’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, UTEK’s adoption of FSP 157-3 did not affect its practices for determining the fair value of its investment portfolio and does not have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). Both FSPs are effective for reporting periods ending on or after June 15, 2009, although early adoption will be permitted under some conditions and can be applied for periods ending on or after March 15, 2009. Since adopting SFAS 157 in January 2008, UTEK’s practices for determining fair value and for disclosures about the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4 and FSP 107-1. Therefore, UTEK’s adoption of both FSP 157-4 and FSP 107-1 will not have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed subsequent to that date. The impact of the adoption of FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

2.	Restatement of Prior Financial Information

The financial statements as of December 31, 2008 and March 31, 2008, and for the three months ended March 31, 2008, have been restated to correct the accounting treatment previously accorded the following transaction.

The Company determined that pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we should have accrued and reported as a liability in our 2008 financial statements a payment obligation which arose in connection with our entry into an employment agreement on March 1, 2008 with our then chief executive officer, Clifford M. Gross, Ph.D. Pursuant to the terms of the employment agreement, Dr. Gross was entitled to receive a payment, at the end of the term of the agreement or if Dr. Gross was terminated for any reason, equal to the number of years Dr. Gross had worked for us times $100,000 per year, “grossed-up” to cover any tax liability. At the time of our entry into the employment agreement, Dr. Gross had been employed by us for 10.5 years. Given that the payment obligation was certain to be paid at some point in the future (i.e., when the employment agreement was not renewed at some future date) and the amount of the payment obligation was determinable at the time of entry into the employment agreement, we should have accrued and reported such payment obligation as a liability in our financial statements for the quarter ended March 31, 2008 as well as in our subsequent interim and annual financial statements for 2008.

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

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

As of December 31, 2008 and March 31, 2008:

	Dec 31, 2008	Mar 31, 2008
Net assets, as previously reported	$38,852,093	$41,084,100
Adjustment to accrue severance liability, net of tax at Mar 31, 2008	(1,651,814)	(1,275,514)

Net assets, as restated	$37,200,279	$39,808,586

Net asset value per share, as previously reported	$3.57	$4.47
Net asset value per share, as restated	$3.42	$4.33

For the three months ended March 31, 2008:

Net decrease in net assets from operations, as previously reported	$(5,055,277)
Adjustment to accrue severance liability, net of tax	(1,275,514)

Net decrease in net assets from operations, as restated	$(6,330,791)

Net decrease in net assets from operations per share, as previously reported	$(0.55)
Net decrease in net assets from operations per share, as restated	$(0.69)

3.	Stock-Based Compensation

The Company had two stock-based equity compensation plans at March 31, 2009. See Note 11 of our consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2008.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% stockholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. During the three months ended March 31, 2009 and 2008, respectively, we granted -0- and 27,000 options to purchase shares of common stock. At March 31, 2009, there were 2,300,000 shares authorized for issuance and the Company had 1,384,813 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the three months ended March 31, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

The Company recorded approximately $245,000 and $172,000 for the three months ended March 31, 2009 and 2008, respectively, in compensation expense related to share-based payments pursuant to SFAS 123(R). Stock-based compensation expense is included in salaries and wages in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of stock-based compensation expense for the three months ended March 31, 2009 and 2008 were determined as follows:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected life of options — based on the Company’s historical life of options exercised.

The weighted-average input assumptions used and resulting fair values were as follows during the three months ended March 31, 2008. There were no option issuances during the three months ended March 31, 2009.

2008
Expected dividend yield	0%
Expected volatility	37.81%
Risk-free interest rate	1.180%
Expected life	4.00 years
Grant date fair value	$3.38

Net cash proceeds from the exercise of stock options were approximately $0 and $113,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was approximately $2,180,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table represents stock option activity as of and for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – January 1, 2009	988,400	$12.09

Granted	—
Exercised	—
Forfeited/expired/cancelled	(103,000)	$11.30

Options Outstanding – March 31, 2009	885,400	$12.18	4.37 years	$—

Outstanding Exercisable – March 31, 2009	292,400	$14.89	1.75 years	$—

The total grant date fair value of options vested during the three months ended March 31, 2009 and 2008 was $183,000 and $178,000, respectively.

4.	Investments

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

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at March 31, 2009 and December 31, 2008 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 3/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$10,931,745	$—	$10,931,745	$—

Technology acquisition alliances:

During the three months ended March 31, 2009, the Company entered into 2 technology acquisition alliance agreements. The income recognized from all technology acquisition alliance agreements for the three months ended March 31, 2009 was approximately $274,000. At March 31, 2009, the Company had 24 active technology acquisition alliance clients.

Technology Transfers

All of our technology transfers are generally completed as set forth in our technology acquisition alliance service agreements with our clients. The Company did not complete any technology transfers during the three months ended March 31, 2009.

During the three months ended March 31, 2008, the Company completed the following four technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	60,000,000		$0.015
February 25	Artilium Plc		$125,000 cash	(2)
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	150,000,000		0.006
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	92,000 preferred	(3)	8.640

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Represents a technology transfer assistance fee we received for assisting Artilium Plc with an acquisition.
(3)	Preferred F shares convertible into common shares based on a value of $1,324,800.

5.	Notes Payable and Other Debt

The Company had the following notes payable and other debt at March 31, 2009:

$1,000,000 bank line of credit, due in monthly installments of interest at 4.00% at March 31, 2009; with principle due on demand	$750,000

$600,000 note payable, bank, due in monthly installments of $14,420 including principal and interest at 7.09% through November 2012	558,567

Capital leases on computer equipment, due in monthly installments of $6,053 expiring through July 2010, imputed interest rates of between 7.0% and 13.0%	83,784

$75,000 bank credit card financing, due in monthly installments of interest at 11.99%	35,238

$50,000 bank credit card financing, due in monthly installments of interest at 7.74%	48,902

$25,000 bank credit card financing, due in monthly installments of interest at 7.0%	25,000

$1,501,491

The above debt has no covenants or guarantees and is collateralized by certain of the Company’s assets including commercial real estate owned by UTEK Real Estate Holdings, Inc., one of the Company’s portfolio companies.

Payments required for the next five years on the notes payable and other debt balance as of March 31, 2009 are as follows:

For the years ending March 31,
2010	$1,056,990
2011	177,142
2012	163,578
2013	112,314

1,510,024
Less imputed interest on capital lease obligations	(8,533)

$1,501,491

6.	Commitments and Contingencies

Bonus Plans

In connection with the acquisition of Strategos, the Company implemented the Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan. There was no bonus accrual in connection with the Strategos Bonus Plan for the three months ended March 31, 2009.

In connection with the acquisition of Innovaro, the Company implemented the Innovaro Bonus Plan for qualifying Innovaro division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Innovaro to maintain sufficient operating cash. Awards are to be paid out by June 30th of each year and are accrued on a quarterly basis. Approximately 75% to 85% of Innovaro net income will be paid out in connection with this bonus plan. There was no bonus accrual in connection with the Innovaro Bonus Plan for the three months ended March 31, 2009.

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

The Company’s principal areas of activity are providing technology transfer services and supporting innovation consulting services. The Company previously had three reportable geographic operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation. UTEKip was closed down in the second quarter of 2008 and all operations of that segment are currently being serviced by the U.S. segment.

A summary of income from operations and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets March 31, 2009	$5,456,435	$21,011,833	$26,468,268
Total assets March 31, 2009	5,905,375	37,201,406	43,106,781
Long-lived assets December 31, 2008	5,659,892	20,903,434	26,563,326
Total assets December 31, 2008	6,304,527	39,581,682	45,886,209

	For the Three Months Ended March 31, 2009
	United Kingdom	Israel	United States	Total
Income from operations	$445,216	$—	$2,318,505	$2,763,721
Loss before income taxes	(92,064)	—	(1,999,201)	(2,091,265)
Depreciation and amortization	98,412	—	308,266	406,678

	For the Three Months Ended March 31, 2008 (Restated)
	United Kingdom	Israel	United States	Total
Income from operations	$244,486	$12,303	$3,408,777	$3,665,566
Loss before income taxes	(35,248)	(116,485)	(2,005,830)	(2,157,563)
Depreciation and amortization	36,185	668	48,686	85,539

The Company has recently changed the way it classifies and records its revenues and certain expenses to provide additional information for management. This change was as a result of the Company’s new products and services from the addition of the acquisitions of Pharmalicensing, Strategos, Social Technologies and Innovaro. Consequently, the Company has new product segments for which certain information can be reported. These new product segments include: technology transfer business; innovation consulting comprised of the consulting portion of Social Technologies, Strategos and Innovaro businesses; subscription services comprised of the Company’s information services business; and all other services comprised of patent analytics and technology alliance services. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of income from operations and other financial information by product segment is shown below:

	For the Three Months Ended March 31, 2009
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations	$—	$1,919,298	$539,652	$274,107	$30,664	$2,763,721
Income (loss) before income taxes	—	$(322,947)	$75,105	$(92,258)	$(1,751,165)	$(2,091,265)

8.	Employee Benefit Plan

On February 1, 2009, the Company adopted the UTEK Corporation 401k Plan (the “Plan”) for employees of the Company and its subsidiaries. The Plan allows employees who satisfy the service requirements of the Plan, which include being 21 years of age and having three months of service, to contribute pre-tax wages to the Plan, subject to legal limits. The Company matches 100% of the first 3%, and 50% of the second 2%, of compensation contributed by employees. The Company’s contributions vest immediately and were approximately $27,000 during the three months ended March 31, 2009.

9.	Related Party Transactions

The Company paid rent of approximately $88,000 and $69,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the three months ended March 31, 2009 and 2008, respectively.

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

Restatement

On April 22, 2009, the Audit Committee and Board of Directors of UTEK Corporation concluded that the Company’s previously issued financial statements for the fiscal year 2008 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the financial statements for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008 contained in its Quarterly Reports on Form 10-Q should be restated. The Company has restated such financial statements and certain financial information as contained in the Company’s Form 10-K/A and Forms 10-Q/A for the aforementioned periods as filed on May 7, 2009.

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

See Note 2 “Restatement of Prior Financial Information” of the Notes to the Financial Statements included in this Form 10-Q for a detailed discussion of the effect of this restatement.

Overview

Recent Business Developments

During the first quarter of 2009, the Company has been focusing on the continued integration of the four businesses that it acquired in 2008. However, the revenues from certain of the Company’s divisions have decreased in the current period as a result of the current economic conditions. In response to these conditions, the Company has made significant efforts to reduce its overhead costs, which included a reduction in the number of employees throughout the Company.

As previously disclosed in our Definitive Proxy Statement filed with the SEC on April 30, 2009, the Board of Directors is recommending that stockholders vote in favor of a proposal to authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company (“BDC”) under the 1940 Act. We would not consider de-election of the BDC until the Company divests itself of its significant equity interests in the portfolio companies in which it holds a more than 20% ownership. Because we have significant equity interests in these portfolio companies, we would be required to use the equity method of accounting to consolidate the financial accounts of these portfolio companies with those of the Company after we withdraw our election to be regulated as a BDC. However, because the Company does not control these portfolio companies, the Company will not be able to dictate the timing of their provision of financial information to the Company for inclusion in its financial statements, which may result in the late filing of the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC. Therefore, the Company began liquidating a portion of its investment portfolio during the first quarter of 2009. We sold some or all of our shares in a significant number of our portfolio companies for $2.1 million in cash and other assets, which resulted in realized losses of $37.0 million and unrealized appreciation of $35.9 million in the fair value of our investments during the period.

As previously disclosed in our Form 10-K for the year ended December 31, 2008, the Company’s chief executive officer retired from his position upon the conclusion of the term of his employment agreement on March 1, 2009. In connection therewith, the Company accrued an additional $143,000 in severance liability in the first quarter of 2009.

Executive Summary

We help clients become stronger innovators, develop compelling strategies to drive growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business.

During 2008, the Company acquired four companies to enhance our ability to provide end-to-end innovation services. We will continue to seek to acquire additional innovation services companies that enhance our capabilities or expand the territories in which we operate.

Our total assets were $43.1 million and our net assets were $34.0 million at March 31, 2009, compared to $45.9 million and $37.2 million at December 31, 2008, respectively. Net asset value per share was $3.07 at March 31, 2009 and $3.42 at December 31, 2008. At March 31, 2009, we had $1.5 million in debt outstanding, $3.6 million in cash and cash equivalents and $687,000 of investments in U.S. Treasuries and certificates of deposit.

Income from operations for the three months ended March 31, 2009 totaled approximately $2.8 million, as compared to $3.7 million for the three months ended March 31, 2008. Net loss from operations for the three months ended March 31, 2009 totaled approximately $2.1 million as compared to $1.7 million for the same period of 2008. Net realized losses on investments totaled approximately $37.0 million for the three months ended March 31, 2009 as compared to $126,000, net of deferred tax effect, for the same period of 2008. In this regard, we received gross proceeds of cash and other assets of $2.1 million for the three months ended March 31, 2009 and $1.5 million in cash for the same period of 2008 in connection with the sale of the securities we received in connection with our technology acquisition alliance agreements and technology transfers. Proceeds received in connection with the sale of our investments for the three months ended March 31, 2009 included $400,000 in cash, $200,000 in an additional investment in UTEK Real Estate Holdings, Inc., and $1.5 million in a note receivable from a company to which we sold certain of our investments. Net change in unrealized appreciation (depreciation) of investments was $34.1 million for the three months ended March 31, 2009 as compared to $(4.6 million), net of deferred tax benefit, for the same period of 2008. The net change in unrealized appreciation of $34.1 million for the three months ended March 31, 2009 was primarily related to the reversal of previously recorded unrealized depreciation upon the sale of investments for a realized loss.

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

Portfolio Activity

The following is a list of significant changes in our portfolio during the three months ended March 31, 2009:

•

The sale of some or all of our shares in a significant number of our portfolio companies for approximately $2.1 million in cash and other assets, which resulted in realized losses of $37.0 million, and

•	Net unrealized appreciation of $34.1 million in the fair value of our investments.

Our most significant portfolio investments at March 31, 2009 were in UTEK Real Estate Holdings, Inc., EClips Energy Technologies, Inc., Greenwood Hudson Portfolio, LLC and Cyberlux Corporation. These four investments totaled $8.9 million at fair value and represented 87% of our investments, excluding our investments in U.S. Treasuries and certificates of deposits, and 21% of total assets at March 31, 2009.

The net unrealized appreciation of $34.1 million for the three months ended March 31, 2009 was primarily due to the reversal of unrealized depreciation on various investments upon their sale during the period of approximately $35.9 million; partially offset by a reduction in value of the investment in Mimedx Group, Inc. of $1.8 million.

While the realized and unrealized losses can be significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of 19 holdings. Many of these positions are in small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

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

Results of Operations

Income from Operations (Revenue)

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Innovation consulting services	$1,919	$—	0%
Sale of technology rights	—	2,712	(100)%
Subscription and other services	814	869	(6)%
Investment income, net	31	85	(64)%

Income from Operations	$2,764	$3,666	(25)%

Innovation Consulting Services

Our innovation consulting revenue increased $1.9 million for the three months ended March 31, 2009 in comparison to same period in 2008 as a result of our acquisitions of innovation consulting services companies in 2008. Our consulting revenues for the first quarter of 2009 have been adversely affected by the current economic conditions. Based on current activity, we expect these revenues to increase beginning in the third or fourth quarter of 2009.

In subsequent periods, it is our intention to pursue additional strategic acquisitions which if successful will continue to increase the innovation consulting services revenue and enhance our ability to better service the innovation needs of our clients.

Sale of Technology Rights

Sale of technology rights revenue decreased as a result of our not completing any technology transfers during the three months ended March 31, 2009 as compared to having completed four technology transfers during the three months ended March 31, 2008.

To mitigate the risk of declining stock prices with respect to the stock consideration we receive in connection with our technology transfers, we believe that going forward most technology transfers will be completed for cash as opposed to stock. As a result, management continues to expect that our 2009 revenues from the sale of technology rights will decrease from our 2008 revenues from such transactions.

Subscription and Other Services

Our subscription and other services revenue was $814,000 for the three months ended March 31, 2009 versus $869,000 for the three months ended March 31, 2008. Included in this income category are our global technologies licensing income from our technology acquisition alliance fees, our information services website subscription income, our patent analytic fees and various other services.

Our global technologies licensing income was approximately $274,000 for the three months ended March 31, 2009 as compared to $260,000 for the three months ended March 31, 2008. The number of new agreements added in the first three months of 2009 was two as compared to fourteen new agreements added in the first three months of 2008.

Our information services division had website subscription income of approximately $540,000 for the three months ended March 31, 2009 as compared to $529,000 for the three months ended March 31, 2008. The increase is attributable to a new product sold through Pharmalicensing called Partnering Search through which we use our partnering experts to search for partners on behalf of the customers as well as provide a fully qualified list of target companies, instructions on how to contact target companies, make introductions and coordinate initial contact/conference calls.

Our other services including patent analytics generated $-0- for the three months ended March 31, 2009 as compared to $80,000 for the three months ended March 31, 2008.

It is our intention to grow our subscription and other services revenue internally as well as with additional strategic acquisitions during 2009.

Investment Income, net

Investment income decreased by $54,000 for the three months ended March 31, 2009, as compared to the same period of 2008, as a result of a decrease in the cash and cash equivalents balances, as well as lower interest rates during the first quarter of 2009.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses

Direct Costs of Innovation Consulting Services

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Direct costs of innovation consulting services	$1,987	$—	100%
As a percent of innovation consulting services	104%	0%	104ppt	*
* The abbreviation “ppt” denotes percentage points.

Direct costs of innovation consulting services are comprised of salaries and related taxes, bonuses, certain outside services and other direct project costs related to innovation consulting services revenue. This expense line item was created in the second quarter of 2008 as a result of the acquisitions of Strategos, and subsequently Innovaro and Social Technologies Group; therefore there is no innovation consulting services expense in the first quarter of 2008 as compared to $2.0 million in the first quarter of 2009. During the first quarter of 2009, the innovations consulting income was adversely affected by the downturn in the economy. We have taken steps to reduce costs, including reductions in staff, as well as reduced hours for certain remaining staff. We expect these cost reductions to increase the margins for our consulting services division during the remainder of 2009.

Acquisition of Technology Rights

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Acquisition of technology rights	$—	$1,184	(100)%
As a percent of sale of technology rights	0%	44%	(44	)ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from the three months ended March 31, 2008 to the three months ended March 31, 2009 was due to the Company not completing any technology transfers in the first quarter of 2009 compared to having completed four technology transfers in the first quarter of 2008.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. We expect that the acquisition of technology rights costs will continue to decrease in 2009 in conjunction with a decrease in this revenue. In addition, we plan to focus on technology transfers for cash remuneration or equity transfers that do not require significant amounts of upfront cash costs.

Salaries and Wages

	Three months ended March 31,
(in thousands, except percentages)	2009	2008 (Restated)	Percentage Change
Salaries and wages	$984	$2,858	(66)%
As a percent of income from operations	36%	78%	(42	)ppt

Salaries and wages include non-sales employees and officer salaries and related benefits including bonuses and stock-based compensation. Salaries and wages decreased by $1.9 million primarily due to the accrual of our CEO’s severance liability of $1.65 million during the three months ended March 31, 2008. The remaining decrease relates to a significant reduction in employees and the retirement of our CEO during the three months ended March 31, 2009. We expect that salaries and wages for 2009 will continue to decrease or remain flat in comparison to 2008.

Professional Fees

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Professional fees	$223	$308	(28)%
As a percent of income from operations	8%	8%	0ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The decrease in professional fees for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 relates to a $63,000 decrease in legal fees related to an acquisition made in the first quarter of 2008, which was not repeated in 2009, as well as a $15,000 decrease in valuation expenses due to the reduced number of investment holdings in 2009.

Sales and Marketing

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Sales and marketing	$458	$648	(29)%
As a percent of income from operations	17%	18%	(1	)ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. The decrease in sales and marketing expenses relates primarily to a reduction in sales salaries of $167,000 for the three months ended March 31, 2009 as compared to the same period of 2008. This reduction is a result of downsizing the number of employees in all areas of the company including sales staff.

General and Administrative

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
General and administrative	$795	$740	8%
As a percent of income from operations	29%	20%	9ppt

The increase in general and administrative costs for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is a direct result of the acquisitions made in 2008. During the first quarter of 2009, there were increases in insurance of $53,000 and in rent of $50,000 which relates directly to the additional offices of the acquisition companies. These increases were partially offset by an overall company plan to reduce all aspects of overhead.

We expect that general and administrative expenses for the remainder of 2009 will remain consistent with the first quarter of 2009.

Depreciation and Amortization

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Depreciation and amortization	$407	$86	375%
As a percent of income from operations	15%	2%	13ppt

The increase in amortization and depreciation expense for the three months ended March 31, 2009 compared to the same period of 2008 was a direct result of the four business acquisitions made during 2008. We acquired $12.4 million in intangible assets and $350,000 in fixed assets during 2008 in connection with these acquisitions, which will significantly increase our quarterly amortization and depreciation expense throughout 2009 and in subsequent years.

Net Realized Gains (Losses) on Investments

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Realized gains/ (losses)	$(37,018)	$(126)	29,256%

Net realized losses on investments, net of income tax effect, amounted to $37,018,135 for the three months ended March 31, 2009 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Advanced Medical Isotope Corporation – preferred shares	95,000	$(1,387,427)
Advanced Refractive Technologies, Inc. – preferred shares	294,000	(3,293,316)
American Soil technologies, Inc.	6,498,845	(1,010,579)
Avalon Oil and Gas, Inc.	3,373,107	(1,595,566)
Cytodyn, Inc.	2,040,000	(2,422,968)
EClips Energy Technologies, Inc.	8,437,500	(1,553,583)
Tesla Vision Corporation – preferred shares	1,559,903	(1,054,032)
Tesla Vision Corporation – common shares	95,000	(2,020,721)
Stealth MediaLabs, Inc.	4,221,165	(1,192,848)
Klegg Electronics, Inc.	4,169,430	(2,322,709)
Rim Semiconductor	210,000,000	(1,251,861)
MATECH Corporation	17,823	(2,872,617)
Nutripure Beverages, Inc. – common shares	5,346	(1,137,017)
Trio Industries, Inc.	7,787,565	(8,611,419)
UBA Technology, Inc. – preferred shares	95,000	(745,453)
UBA Technology, Inc. – common shares	2,430,740	(1,540,196)
All other investments sold		(3,005,823)

Total		$(37,018,135)

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

Net Change in Unrealized Appreciation or Depreciation on Investments

We estimate the value of each investment in our portfolio on a quarterly basis and changes in value result in unrealized appreciation or depreciation being recognized. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Although many of the securities we hold in our portfolio are quoted on the OTC Bulletin Board or listed on the NYSE Amex, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. The fair value of these securities is frequently less than the market quotations for such securities. Because there is typically no readily available market value for the investments in our portfolio (other than U.S. Treasuries and certificates of deposit), we value substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors may consider valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	Three months ended March 31,		Percentage
(in thousands, except percentages)	2009	2008	Change
Unrealized appreciation/ (depreciation)	$34,095	$(4,551)	(849)%

Net change in unrealized appreciation on investments amounted to $34,095,220 for the three months ended March 31, 2009 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc. – preferred shares	$3,369,544
American Soil technologies, Inc.	1,048,273
Avalon Oil and Gas, Inc.	1,662,990
Cargo Connection Logistics Holdings, Inc	662,961
Cytodyn, Inc.	2,487,968
DME Interactive Holdings, Inc.	525,498
EClips Energy Technologies, Inc.	1,884,315
Tesla Vision Corporation	3,074,753
MiMedx Group, Inc.	(1,792,000)
Stealth MediaLabs, Inc.	1,192,828
Klegg Electronics, Inc.	2,344,392
Rim Semiconductor	1,251,861
MATECH Corporation	2,872,617
Nutripure Beverages, Inc. – common shares	1,137,017
Trio Industries, Inc.	8,611,409
UBA Technology, Inc.	2,285,649
All other investments	1,475,145

Total	34,095,220

Net change in unrealized depreciation on investments, net of income tax effect, amounted to $4,550,776 for the three months ended March 31, 2008 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Avalon Oil & Gas, Inc.	$(288,332)
Broadcast International, Inc.	(659,155)
Emission & Power Solutions, Inc.	(248,357)
Industrial Biotechnology Corporation	363,474
MachineTalker, Inc.	347,276
Manakoa Services Corporation	(254,033)
Material Technologies, Inc.	(2,530,371)
Pathway One Plc	(319,647)
RIM Semiconductor Company	(436,902)
Synthetic Blood International, Inc.	521,600
World Energy Solutions	(361,933)
All other investments	(684,396)

Total	$(4,550,776)

The net unrealized appreciation of $34.1 million for the three months ended March 31, 2009 was primarily due to the reversal of unrealized depreciation on various investments upon their sale during the period of approximately $35.9 million; partially offset by a reduction in value of the investment in Mimedx Group, Inc. of $1.8 million.

Overall negative equity market conditions and a weakening U.S. economy have resulted in significant decreases in market prices for some of our portfolio companies. This has resulted in significant unrealized depreciation on many of our investments during the past year.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $3.6 million. We also had investments in certificates of deposit (CDs) of $687,000. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three-month to one-year maturities. These investments do not qualify as cash equivalents.

In prior years, we had financed substantially all of our operations through the issuance of equity securities and, to a lesser extent, sales of investments, cash received in connection with the provision of innovation services and the use of funds from our investments in U.S. Treasuries and certificates of deposit. Our primary sources of liquidity and capital for the three months ended March 31, 2009 were $3.4 million received in connection with operations, $400,000 in cash proceeds generated from the sale of shares of our portfolio companies and $750,000 in financing received from a bank credit line with The Bank of Tampa.

A portion of our income from operations in prior periods consisted of the sale of technology rights and income from technology acquisition alliances in exchange for equity securities rather than cash. In the three months ended March 31, 2009, no part of our income from operations was paid in the form of equity securities. During the three months ended March 31, 2009, we used approximately $1.0 million for operating expenses.

In May 2008, we obtained a $1,000,000 line of credit with the Bank of Tampa. The advances on the line of credit accrue interest (payable monthly) at prime or a floor of 4.0% (4.0% as of March 31, 2009). The principal and any unpaid interest are due upon demand. This line is collateralized with commercial real estate owned by UTEK Real Estate Holdings, Inc. We drew down $750,000 on the credit line during the three months ended March 31, 2009.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, our investments in certificates of deposit, as well as with cash generated by operations and the sales of our investments. We believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for the next twelve months. We have already made significant progress in reducing our overhead expenses for the company. In addition, we may seek to raise additional funds through public or private debt or equity financing for long-term liquidity. However, additional funds may not be available on favorable terms to us, if at all.

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

The fair value of our investments at March 31, 2009 and December 31, 2008 was determined by our Board of Directors. At March 31, 2009 and December 31, 2008, we received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire portfolio of investments for which market quotations were not available.

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

Stock-Based Compensation

We account for stock option grants in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the three months ended March 31, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Purchase Price Allocation Process for Business Combinations

For acquisitions prior to 2009, we determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

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

In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. SFAS No. 141(R) requires that more assets and liabilities assumed will be measured at fair value as of the acquisition date and that liabilities related to contingent consideration will be remeasured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of SFAS No. 141(R) will depend on the nature of acquisitions completed after the date of adoption.

Recently Issued Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, UTEK’s practices for determining the fair value of its investment portfolio have been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, UTEK’s adoption of FSP 157-3 did not affect its practices for determining the fair value of its investment portfolio and does not have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). Both FSPs are effective for reporting periods ending on or after June 15, 2009, although early adoption will be permitted under some conditions and can be applied for periods ending on or after March 15, 2009. Since adopting SFAS 157 in January 2008, UTEK’s practices for determining fair value and for disclosures about the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4 and FSP 107-1. Therefore, UTEK’s adoption of both FSP 157-4 and FSP 107-1 will not have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed subsequent to that date. The impact of the adoption of FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2008.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of March 31, 2009, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

UTEK CORPORATION
(Registrant)

Date: May 8, 2009	/s/ Douglas Schaedler
Douglas Schaedler
President and Director

Date: May 8, 2009	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer