Form 10-Q
period 2009-06-30
UTEK CORP
filed 2009-08-10
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On August 6, 2009, there were 11,560,357 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2009 (Unaudited)	December 31, 2008 (Restated)
ASSETS
Investments:
Non-affiliate investments (cost: 2009—$15,534,928; 2008—$36,994,463)	$3,078,800	$5,603,440
Affiliate investments (cost: 2009—$9,604,627; 2008—$38,559,629)	323,300	3,477,200
Control investments (cost: 2009—$9,256,318; 2008—$10,637,748)	5,705,300	2,987,500
U.S. Treasuries and certificates of deposit (cost: 2009—$588,656; 2008—$291,581)	588,656	291,581

Total investments	9,696,056	12,359,721
Cash and cash equivalents	1,464,124	3,922,297
Accounts receivable, net of allowance for bad debt	1,479,945	2,290,363
Prepaid expenses and other assets	486,451	750,502
Fixed assets, net	550,507	653,208
Goodwill	14,810,418	15,246,143
Intangible assets, net	9,226,433	10,663,975

TOTAL ASSETS	37,713,934	45,886,209

LIABILITIES
Accounts payable	514,487	575,988
Accrued expenses	1,395,846	995,652
Accrued severance payable	876,400	1,651,814
Notes payable and other debt	695,339	839,765
Deferred revenue	2,363,698	2,849,270
Deferred tax liability	1,600,856	1,773,441

TOTAL LIABILITIES	7,446,626	8,685,930

NET ASSETS	$30,267,308	$37,200,279

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 12,287,077 and 12,134,959 shares issued; 11,560,357 and 10,879,900 shares outstanding at June 30, 2009 and December 31, 2008, respectively	$115,604	$108,800
Additional paid-in capital	79,619,096	75,067,857
Accumulated income
Accumulated net operating income	15,153,542	23,463,295
Net realized loss on investments, net of related income taxes	(45,179,866)	(7,744,736)
Net unrealized depreciation of investments, net of related deferred income taxes	(18,397,237)	(51,921,150)
Foreign currency translation adjustment	(1,043,831)	(1,773,787)

Net assets	$30,267,308	$37,200,279

Net asset value per share	$2.62	$3.42

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008 (Restated)
Income from operations:
Innovation consulting services	$1,801,024	$2,579,627	$3,720,322	$2,579,627
Sale of technology rights	—	1,222,300	—	3,934,680
Subscription and other services	831,898	1,092,683	1,645,657	1,961,422
Investment income, net	12,546	35,008	43,210	119,455

	2,645,468	4,929,618	5,409,189	8,595,184

Expenses:
Direct costs of innovation consulting services	1,408,826	2,317,882	3,396,276	2,317,882
Acquisition of technology rights	—	296,000	—	1,480,000
Salaries and wages	3,250,359	1,159,144	4,234,448	4,016,852
Professional fees	197,103	250,067	420,023	558,262
Sales and marketing	540,644	585,752	999,052	1,233,784
General and administrative	855,737	893,985	1,651,178	1,633,639
Depreciation and amortization	415,413	185,355	822,091	270,895
Impairment loss	2,368,458	—	2,368,458	—

	9,036,540	5,688,185	13,891,526	11,511,314

Loss before income taxes	(6,391,072)	(758,567)	(8,482,337)	(2,916,130)
Provision for income tax (benefit) expense	(156,140)	(217,677)	(172,585)	(721,328)

Net loss from operations	(6,234,932)	(540,890)	(8,309,752)	(2,194,802)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of related income tax benefit	(416,995)	(3,350,772)	(37,435,130)	(3,476,874)
Change in unrealized appreciation (depreciation) of investments, net of related deferred tax expense (benefit)	(571,307)	503,149	33,523,913	(4,047,627)

Net decrease in net assets from operations	$(7,223,234)	$(3,388,513)	$(12,220,969)	$(9,719,303)

Net decrease in net assets from operations per share:
Basic	$(0.64)	$(0.35)	$(1.10)	$(1.04)
Diluted	$(0.64)	$(0.35)	$(1.10)	$(1.04)
Weighted average shares:
Basic	11,214,181	9,608,668	11,103,434	9,385,813
Diluted	11,214,181	9,608,668	11,103,434	9,385,813

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2009	2008 (Restated)
Operating Activities:
Net decrease in net assets from operations	$(12,220,969)	$(9,719,303)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments	(33,523,913)	6,489,701
Loss on sale of investments	37,435,130	5,574,594
Net proceeds from sale (purchases) of short-term investments	(297,076)	(2,534,086)
Proceeds received from sale of equity investments	549,524	1,698,435
Net repayment from UTEK Real Estate Holdings, Inc.	—	1,965,261
Goodwill and intangible asset impairment	2,368,458	—
Depreciation and amortization	822,091	270,894
Loss on disposal of fixed assets	16,948	13,363
Bad debt expense	89,243	17,742
Stock-based compensation	323,639	358,439
Severance compensation paid for in escrowed shares	2,544,580	—
Deferred income taxes	(172,585)	(5,261,120)
Investment securities received in connection with the sale of technology rights	—	(3,809,680)
Consulting and other services rendered in exchange for investment securities	—	(45,269)
Changes in operating assets and liabilities:
Accounts receivable	1,020,913	(263,142)
Prepaid expenses and other assets	264,051	(98,003)
Deferred revenue	(836,326)	(270,778)
Accounts payable and accrued expenses	(436,721)	3,002,785

Net cash flows from operating activities	(2,053,013)	(2,610,167)

Investing Activities:
Cash received (paid) in connection with Strategos acquisition	(292,468)	678,980
Capital expenditures	(4,559)	(22,896)

Net cash flows from investing activities	(297,027)	656,084

Financing Activities:
Payments on notes payable and other debt	(144,426)	—
Proceeds from exercise of stock options	—	189,794

Net cash flows from financing activities	(144,426)	189,794

Foreign currency translation adjustment	36,293	19,180

Decrease in cash and cash equivalents	(2,458,173)	(1,745,109)
Cash and cash equivalents at beginning of period	3,922,297	5,254,576

Cash and cash equivalents at end of period	$1,464,124	$3,509,467

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30
	2009	2008
Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company issued 153,967 shares of common stock to purchase Pharmalicensing Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$2,534,197
Fair value of common stock issued		2,150,000

Liabilities assumed		$384,197

The Company issued 502,970 shares of common stock to purchase Strategos. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$9,339,383
Fair value of common stock issued		6,040,669
Less: contingent liability incurred		1,952,340

Liabilities assumed		$1,346,374

The Company received a note in connection with the sale of certain investments	$1,500,000

The Company issued stock in connection with an investment in UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of UTEK common stock	$1,500,000
240,964 shares of NeoStem, Inc common stock	200,000

	$1,700,000

The Company issued 18,380 and 137,046 shares of common stock in connection with certain acquisition earnout contingencies during the six months ended June 30, 2009 and 2008, respectively	$189,823	$1,645,923

Investment securities earned for unearned services	$—	$87,500

	Six Months ended June 30
	2009	2008
Cash paid for taxes	$—	$—

Cash paid for interest	$35,784	$—

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30
	2009	2008 (Restated)
Changes in net assets from operations:
Net loss from operations	$(8,309,752)	$(2,194,802)
Net realized loss on sale of investments, net of related income taxes	(37,435,130)	(3,476,874)
Change in unrealized appreciation (depreciation) of investments, net of related deferred taxes	33,523,913	(4,047,627)

Net decrease in net assets from operations	(12,220,969)	(9,719,303)

Distributions to stockholders:
From net income from operations	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	—	189,794
Stock-based compensation	323,639	358,439
Severance compensation paid for in escrowed shares	2,544,580	—
Acquisition of Pharmalicensing Ltd.	—	2,150,000
Acquisition of Strategos	—	6,040,669
Escrow shares earnout	189,823	1,645,923
Investment in UTEK Real Estate Holdings	1,500,000	—

Net increase in net assets from stock transactions	4,558,042	10,384,825

Foreign currency translation adjustment	729,956	19,180

Net decrease in net assets	(6,932,971)	684,702

Net assets at beginning of period	37,200,279	43,674,548

Net assets at end of period	$30,267,308	$44,359,250

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Six Months Ended June 30
	2009	2008 (Restated)
PER SHARE INFORMATION

Net asset value, beginning of period	$3.42	$4.85
Net loss from operations (1)	(0.75)	(0.23)
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after related taxes) (2)	(0.53)	(1.22)
Foreign currency translation adjustment (1)	0.07	—
Net increase from stock transactions (1)	0.41	1.11
Distribution to shareholders from net income from operations	—	—

Net asset value, end of period	$2.62	$4.51

Per share market value, end of period	$3.79	$10.00
Investment return, based on market price at end of period	(57)%	(24)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$30,267,308	$44,359,250

Ratio of expenses to average net assets	41%	26%
Ratio of net loss from operations to average net assets	(25)%	(5)%
Diluted weighted average number of shares outstanding during the period	11,103,434	9,385,813

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

June 30, 2009

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)
(7)	1/09	Greenwood Hudson Portfolio, LLC (privately held) (note receivable due 12/31/12, interest at 7%)	$1,500,000	$1,500,000	5.0%
		Cyberlux Corporation LED lighting solutions
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	647,600	2.1
449,730	1/07	MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection	694,640	556,500	1.8
345,000	1/07	MiMedx Group, Inc. Connective tissue technology	—	158,400	0.5
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	137,000	0.5
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	24,000	0.1
12,000	1/07	NeoStem, Inc. Stem cell banking services	61,440	20,500	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) Design and manufacture of countertops	120,000	18,000	0.1
		Platina Energy Group Inc. Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	13,200	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	2,300	<0.1
		Island Gas Resources Plc. (KP Renewables Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	1,300	<0.1

		The Renewable Corp. (Industrial Biotechnology Corp.)
2,971	12/05-8/06	Provider of renewable resources	3,455,105	—	0.0

		Total Investments in Non-Affiliates	$15,534,928	$3,078,800	10.2%

		Affiliate Investments (2)

2,356,142	1/07	CytoDyn, Inc. Novel therapeutic agents	$845,000	$271,000	0.9%
5,956,506	7/07-12/07	MachineTalker, Inc. Intelligent wireless security networks	598,651	36,000	0.1
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	15,200	0.1
10,839,972	11/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	3,178,278	1,100	<0.1
3,000,000	7/07	Pathway One Plc (5) Sales and development licenses	426,150	—	0.0
17,890,000	1/06	WebSky, Inc.
		Broadband wireless	476,406	—	0.0

		Total Investments in Affiliates	$9,604,627	$323,300	1.1%

		Control Investments (3)

1,000	11/99-1/09	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$5,831,574	$4,737,000	15.6%
302,609,373	9/05-9/08	Eclips Energy Technologies, Inc. (World Energy Solutions, Inc.)
		Energy saving technologies	3,424,744	968,300	3.2

		Total Investments in Control Investments	$9,256,318	$5,705,300	18.8%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:

245,000	2/09	Bank of America CD, maturity 11/19/09, interest rate @ 1.2%	$246,055	$246,055	0.8%
245,000	2/09	Minnwest Bank CD, maturity 11/19/09, interest rate @ 1.2%	246,055	246,055	0.8
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.3

		Total Certificates of Deposit	$588,656	$588,656	1.9%

		Total Investments in U.S. Treasuries and CDs	$588,656	$588,656	1.9%

		TOTAL INVESTMENTS	$34,984,529	$9,696,056	32.0%

		Cash and other assets, less liabilities		20,571,252	68.0%

		Net assets at June 30, 2009		$30,267,308	100%

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

•

As of June 30, 2009, all of the securities that we own are subject to legal restrictions on resale. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio is limited.

(1)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities or where the Company holds one or more seats on the company’s Board of Directors. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds five investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc., Ybor City Group, Inc. and Cortez 114, LLC. UREHI holds 150 of the total membership interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc., Ybor City Group, Inc and Cortez 114, LLC.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three-month to one-year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.
(7)	Investment consists of a loan receivable from Greenwood Hudson Portfolio, LLC, a company that purchased certain of our investments.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

December 31, 2008

(Restated)

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
		Non-Affiliate Investments (1)

560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	$—	$1,971,200	5.3%
		Advanced Medical Isotope Corporation (8) Medical isotope processes
95,000	9/06	Series A Convertible Preferred Stock	1,803,417	1,750,400	4.7
		Cyberlux Corporation LED lighting solutions
148,000	11/06-1/07	Series C Convertible Preferred Stock	2,181,640	1,133,400	3.0
25,931,484	1/07	Common Stock	502,558	33,100	0.1
		Advanced Refractive Technologies, Inc. Ophthalmic technologies
100,000	4/06	Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.4
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	140	<0.1
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	151,000	0.4
321,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	300,300	81,900	0.2
		Platina Energy Group Inc. Oil and gas exploration and production
92,000	3/08	Series F Convertible Preferred Stock	794,880	66,200	0.2
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) Design and manufacture of countertops	120,000	18,000	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	7,800	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	2,200	<0.1
		Island Gas Resources Plc. (KP Renewables Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	700	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	600	<0.1
940,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	18,900	400	<0.1
2,971	12/05-8/06	The Renewable Corp. (Industrial Biotechnology Corp.) Provider of renewable resources	3,455,105	—	0.0
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0

		UBA Technology, Inc. Software development
2,430,740	2/06-6/06	Common Stock	1,652,900	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc.
		Protective powder coating	12,330,401	—	0.0

		Total Investments in Non-Affiliates	$36,994,463	$5,603,440	15.1%

		Affiliate Investments (2)

		World Energy Solutions, Inc. (7) Energy saving technologies
100,000	6/08	Series B Convertible Preferred Stock	$875,000	$750,000	2.0%
100,000	9/08	Series C Convertible Preferred Stock	750,000	700,000	1.9
18,042,749	9/05-6/08	Common Stock	4,715,949	322,100	0.9
		MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection
17,823	12/06-6/07	Common Stock	4,170,070	58,400	0.2
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.2
		CytoDyn, Inc. Novel therapeutic agents
2,040,000	4/06-7/06	Common Stock	3,640,772	171,400	0.5
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	287,900	0.8
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	164,600	0.4
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	993,000	133,700	0.4
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	67,500	0.2
1,426,754	9/07	USTelematics, Inc. (9) Broadband telecommunication for moving vehicles	—	59,900	0.1
6,498,845	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,528,289	27,300	0.1
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	10,700	<0.1
5,724,500	5/06-8/06	NetFabric Holdings, Inc. Information technology services	489,132	600	<0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	—	0.0
3,000,000	7/07	Pathway One Plc (5) Sales and development licenses	426,150	—	0.0
		Tesla Vision Corporation (Manakoa Services Corp.) (8) Compliance analysis and monitoring
95,000	1/07	Series B Convertible Preferred Stock	2,280,000	—	0.0
1,559,903	8/04-4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (9) Software products	1,708,000	—	0.0

		NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging
5,346	7/06-9/06	Common Stock	1,245,258	—	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	—	0.0
210,000,000	1/08	RIM Semiconductor Company (7)
		Data transmission technology	1,792,500	—	0.0

		Total Investments in Affiliates	$38,559,629	$3,477,200	9.3%

		Control Investments (3)

1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$2,980,000	8.0%
15,009,402	3/06-5/07	Klegg Electronics, Inc.
		Manufacturer/distributor for retail electronic products	6,506,174	7,500	<0.1

		Total Investments in Control Investments	$10,637,748	$2,987,500	8.0%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:

95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	$95,035	$95,035	0.3%

100,000	10/08	Doral BK Catano P R CD, maturity 6/29/09, interest rate @ 3.55%	100,000	100,000	0.3
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.3

		Total Certificates of Deposit	$291,581	$291,581	0.8%

		Total Investments in U.S. Treasuries and CDs	$291,581	$291,581	0.8%

		TOTAL INVESTMENTS	$86,483,421	$12,359,721	33.2%

		Cash and other assets, less liabilities		24,840,558	66.8%

		Net assets at December 31, 2008 (Restated)		$37,200,279	100%

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

(3)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns more than 25% of the voting securities or where the Company holds one or more seats on the company’s Board of Directors. We own 100% of UTEK Real Estate Holdings, Inc. (“UREHI”), which holds four investments: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc. UREHI holds 150 of the total membership interests outstanding of Rosbon LLC and all of the outstanding shares of capital stock of ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc. and Ybor City Group, Inc.

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three-month to one-year maturities and do not qualify as cash or cash equivalents.
(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.
(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.
(7)	During the period ended December 31, 2008, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).
(8)	Advanced Medical Isotope Corporation and Tesla Vision Corporation are related through common management.
(9)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

1. Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of June 30, 2009 and 2008 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K/A for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

On July 16, 2009, the stockholders voted in favor of a proposal to authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company (“BDC”) under the 1940 Act. We will not consider de-election of the BDC until the Company has a plan to divest itself of its equity interests in the portfolio companies in which it holds a more than 20% ownership. Because we have equity interests equaling more than 20% ownership in these portfolio companies, we would be required to use the equity method of accounting to consolidate the financial accounts of these portfolio companies with those of the Company after we withdraw our election to be regulated as a BDC. However, because the Company does not control these portfolio companies, the Company will not be able to dictate the timing of their provision of financial information to the Company for inclusion in its financial statements, which may result in the late filing of the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC. Therefore, the Company began liquidating a portion of its investment portfolio during 2009.

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

Sale of Technology Rights

Our services enable companies to acquire externally developed technologies from universities, university incubators, federal labs, medical centers, and corporate research laboratories worldwide to augment their internal research and development (“R&D”) efforts. A sale of technology rights refers to the process by which new technologies, developed in universities, government research facilities, corporate R&D labs or similar research settings, are licensed to companies for potential commercial development and use. Our goal is to provide our clients an opportunity to acquire and commercialize innovative technologies primarily developed external to their business.

Subscription and Other Services

Online Licensing Platform

The Company’s online licensing services division provides the following subscription-based website services:

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

•

TekScout enables companies to outsource unfinished R&D projects to scientists from around the world. TekScout provides a platform for companies to supplement internal R&D and resources to accelerate product development.

Global Technology Licensing

The Company’s global technology licensing division is designed to help our clients enhance their new product pipeline through the acquisition or licensing of proprietary technologies primarily from universities, medical centers, corporations and federal research laboratories. The Company may receive cash or unregistered shares of common stock from companies as payment for the services we provide. Technology transfers are completed according to the terms set forth in these agreements with our client companies.

Patent Analytic Services

The Company’s patent analytic services division uses a team of on-call scientists and industry experts to provide technical and business knowledge to help our clients identify, assess, protect and leverage their intellectual property assets (“IP”). This division helps clients identify the strengths and weaknesses of their IP and competitors’ IP. This division also identifies gaps in competitors’ IP portfolios that reveal opportunities to pursue for our clients.

Principles of Consolidation

UTEK Corporation commenced operations in 1997, originally incorporated under the laws of the State of Florida and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK Corporation and its wholly owned subsidiaries; UTEK Europe, Ltd. (Europe) and UTEKip, Ltd. (Israel). UTEKip was closed down in 2008 and all operations of that subsidiary are currently being serviced by UTEK, although the legal entity has not yet been dissolved. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd., Carmi, Inc. (Strategos), and Social Technologies, Group, Inc. still exist, but their operations have been assimilated by UTEK and UTEK Europe. All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio companies are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the three and six months ended June 30, 2008 balances to conform to the three and six months ended June 30, 2009 financial statement presentation.

Business Combinations

For acquisitions prior to 2009, we determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, there are contingencies based on earnings (commonly referred to as earnouts) included in some of our purchase agreements. The earnout is recorded as it is earned over the contingency period, which is generally one to three years from the business combination date. With the exception of unresolved income tax matters or the earnout of contingent consideration, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in our operating results in the period in which the adjustment is determined.

In January 2009, the Company adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. SFAS No. 141(R) requires that more assets and liabilities assumed will be measured at fair value as of the acquisition date and that liabilities related to contingent consideration will be re-measured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of SFAS No. 141(R) will depend on the nature of acquisitions completed after the date of adoption.

Cash and Cash Equivalents

The Company considers all highly liquid, fixed income investments with maturities of three months or less at the time of acquisition to be cash equivalents.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was approximately $148,000 and $137,000 as of June 30, 2009 and 2008, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the assets acquired in connection with the Company’s acquisitions. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of the Company’s acquisitions. The Company adheres to the SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not being amortized but is subject to annual impairment tests. Intangible assets with finite lives are amortized over their estimated useful lives.

As of June 30, 2009, the Social Technologies division of UTEK had significant declines in revenues related to their futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management has terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division has suffered a significant adverse change in the business, which includes a projection of continuing operating and cash flow losses. In accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company determined that there was impairment of the division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million as of June 30, 2009.

Revenue Recognition

Innovation Consulting Services

Related to the Company’s Strategos division, the Company recognizes certain strategic consulting revenues in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Accordingly, revenues on fixed fee contracts are recognized under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs.

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

Related to the Company’s Social Technologies division, the Company has certain other consulting revenue that is derived from the sale of services in technology foresight, forecasting, scenario playing, vision, creativity and leadership, as well as the sale of services to provide for the design, development and implementation of custom software applications. Vendor specific objective evidence is not available to allocate among the respective deliverables. Accordingly, the Company recognizes consulting services revenue at the point when all the deliverables associated with the consulting contract have been provided to the customer.

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

Sale of Technology Rights

The Company recognizes revenue from the sale of technology rights upon the exchange of the securities of our newly formed companies for cash or securities in the portfolio company that acquires such newly formed company and the technology held by such newly formed company. The Company records revenue based on the fair value of the consideration received. Historically, the consideration received for the rights has been unregistered shares of common or preferred stock of the portfolio company.

Subscription and Other Services

Revenue from the sale of subscriptions to the Company’s websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

Global technology licensing services are performed pursuant to service agreements in which UTEK provides consulting services by identifying and evaluating technology licensing opportunities in exchange for unregistered shares of the portfolio company or cash. These agreements are typically cancelable with thirty days notice.

Revenue from global technology licensing agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For global technology licensing agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as income based on the fair value of the consideration received. At June 30, 2009, the Company did not have any global technology licensing agreements for which payment was to be received in stock.

Income Taxes

The Company does not have any income tax benefit or deferred income tax benefit related to its net loss from operations in 2009, nor does it have a deferred tax asset related to its net operating loss carryforward, because of a 100% valuation allowance. The Company does have an income tax benefit from the reversal of a deferred tax liability related to the impairment of an indefinite-lived intangible asset and from foreign tax for the three and six months ended June 30, 2009.

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

Components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Weighted-average outstanding shares of common stock	11,214,181	9,608,668	11,103,434	9,385,813
Dilutive effect of stock options	—	—	—	—

Common stock and common stock equivalents	11,214,181	9,608,668	11,103,434	9,385,813

Shares excluded from calculation of diluted EPS (1)	968,400	760,150	968,400	760,150

(1)	These shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net decrease in net assets from operations during the period.

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

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at June 30, 2009. The Company has not experienced any losses on such accounts.

The Company had one major customer during each of the three and six months ended June 30, 2009 and three major customers during each of the three and six months ended June 30, 2008. Major customers, those generating greater than 10% of total income from operations, accounted for approximately 10% and 51% of the Company’s revenue during the three months ended June 30, 2009 and 2008, respectively. Major customers accounted for approximately 11% and 42% of the Company’s revenue during the six months ended June 30, 2009 and 2008, respectively.

The Company’s most significant portfolio investments at June 30, 2009 were in UTEK Real Estate Holdings, Inc., Eclips Energy Technologies, Inc., Greenwood Hudson Portfolio, LLC and Cyberlux Corporation. These four investments totaled $7.85 million in fair value and represented 86% of our investments, excluding our investments in U.S. Treasuries and certificates of deposits, and 21% of total assets at June 30, 2009.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 10, 2009.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS No. 157. Since adopting SFAS No. 157 in January 2008, UTEK’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, UTEK’s adoption of FSP 157-3 did not affect its practices for determining the fair value of its investment portfolio and did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. Both FSPs were effective for the Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009. Since adopting SFAS 157 in January 2008, UTEK’s practices for determining fair value and for disclosures about the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4 and FSP 107-1. Therefore, UTEK’s adoption of both FSP 157-4 and FSP 107-1 did not have a material effect on our consolidated financial statements

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP 141(R)-1 were effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed subsequent to that date. The impact of the adoption of FSP 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 and had no impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance that applies to a variable interest entity (“VIE”). SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of the VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for the Company on January 1, 2010 and will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards—a Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS No. 168 will be effective for the Company on July 1, 2009 and will not have a material effect on our consolidated financial statements.

2. Restatement of Prior Financial Information

The financial statements as of December 31, 2008, and for the six months ended June 30, 2008, have been restated to correct the accounting treatment previously accorded the following transaction.

The Company determined that pursuant to SFAS No. 5, Accounting for Contingencies, we should have accrued and reported as a liability in our 2008 financial statements a payment obligation which arose in connection with our entry into an employment agreement on March 1, 2008 with our then chief executive officer, Clifford M. Gross, Ph.D. Pursuant to the terms of the employment agreement, Dr. Gross was entitled to receive a payment, at the end of the term of the agreement or if Dr. Gross was terminated for any reason, equal to the number of years Dr. Gross had worked for us times $100,000 per year, “grossed-up” to cover any tax liability. At the time of our entry into the employment agreement, Dr. Gross had been employed by us for 10.5 years. Given that the payment obligation was certain to be paid at some point in the future (i.e., when the employment agreement was not renewed at some future date) and the amount of the payment obligation was determinable at the time of entry into the employment agreement, we should have accrued and reported such payment obligation as a liability in our financial statements for the quarter ended March 31, 2008 as well as in our subsequent interim and annual financial statements for 2008.

As previously disclosed in our Form 10-K/A for the year ended December 31, 2008, Dr. Gross retired from his position as our chief executive officer on March 1, 2009, following the conclusion of the term of the employment agreement, including a subsequent extension to the term thereof. Moreover, as disclosed in a Form 8-K filed with the SEC on April 13, 2009, we entered into a separation agreement with Dr. Gross that modified the payment terms, but not the monetary obligation amount that Dr. Gross was entitled to receive pursuant to the employment agreement.

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

3. Stock-Based Compensation

The Company had two stock-based equity compensation plans at June 30, 2009. See Note 11 of our consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2008.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% stockholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. During the three and six months ended June 30, 2009, respectively, we granted 225,000 and 225,000 options to purchase shares of common stock. During the three and six months ended June 30, 2008, respectively, we granted 197,000 and 224,000 options to purchase shares of common stock. At June 30, 2009, there were 2,300,000 shares authorized for issuance and the Company had 1,269,313 shares available for future stock option grants under existing plans. Subsequent to June 30, 2009, the number of shares authorized for issuance was increased by 226,274 shares by stockholder vote.

The Company accounts for stock option grants in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS 123(R), compensation cost recognized during the six months ended June 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

SFAS 123(R) requires an entity to estimate at the grant date the number of share options for which the requisite service is expected to be rendered. The Company estimated that 80% of the requisite service of its stock options issued from 2006 through 2008 would be rendered. Management revised its estimate of the forfeiture rate of these options in the second quarter of 2009. The revision to the forfeiture rate is accounted for as a change in estimate and its cumulative effect of $65,000, a reduction in stock-based compensation, is recognized in the current period. In addition, stock-based compensation for prospective periods will also be reduced by $865,000 over the next 3.5 years.

The Company recorded approximately $145,000 and $186,000 for the three months ended June 30, 2009 and 2008, respectively, and $390,000 and $358,000 for the six months ended June 30, 2009 and 2008, respectively, in compensation expense related to share-based payments pursuant to SFAS 123(R). Stock-based compensation expense is included in salaries and wages in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of stock-based compensation expense for the six months ended June 30, 2009 and 2008 were determined as follows:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected life of options — based on the Company’s historical life of options exercised.

The weighted-average input assumptions used and resulting fair values were as follows during the six months ended June 30, 2009 and 2008.

	2009	2008
Expected dividend yield	0%	0%
Expected volatility	37.20%	34.95%
Risk-free interest rate	1.840%	2.590%
Expected life	4.00 years	4.00 years
Grant date fair value	$1.60	$3.28

Net cash proceeds from the exercise of stock options were approximately $0 and $190,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, there was approximately $1,458,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table represents stock option activity as of and for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2009	988,400	$12.09

Granted	225,000	$5.05
Exercised	—
Forfeited/expired/cancelled	(245,000)	$11.86

Options Outstanding – June 30, 2009	968,400	$10.51	4.89 years	$—

Outstanding Exercisable – June 30, 2009	227,150	$14.97	1.69 years	$—

The total grant date fair value of options vested during the six months ended June 30, 2009 and 2008 was $355,000 and $220,000, respectively.

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

Without a readily available market value, the value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at June 30, 2009 and December 31, 2008 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2009, were as follows:

Description	Fair Value at 6/30/09	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$9,696,056	$—	$9,696,056	$—

Global Technology Licensing:

During the six months ended June 30, 2009, the Company entered into two global technology licensing agreements. The income recognized from all global technology licensing agreements for the three and six months ended June 30, 2009 was approximately $190,000 and $399,000, respectively. The income recognized from all global technology licensing agreements for the three and six months ended June 30, 2008 was approximately $251,000 and $511,000, respectively.

Technology Transfers

All of our technology transfers are generally completed as set forth in our global technology licensing service agreements with our clients. The Company did not complete any technology transfers during the six months ended June 30, 2009.

During the six months ended June 30, 2008, the Company completed the following six technology transfers:

Date	Name of Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	60,000,000		$0.015
February 25	Artilium Plc		$125,000 cash	(2)
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	150,000,000		0.006
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	92,000 preferred	(3)	8.640
June 10	World Energy Solutions, Inc.	Advanced Alternative Energy, Inc.	100,000 preferred	(4)	8.7500
June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	371,020		0.936

*	Unless otherwise noted, the Company received unregistered shares of common stock of the company acquiring the Company’s newly formed company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Represents a technology transfer assistance fee we received for assisting Artilium Plc with an acquisition.
(3)	Preferred F shares convertible into common shares based on a value of $1,324,800.
(4)	Preferred B shares convertible into common shares based on a value of $3,500,000.

5. Notes Payable and Other Debt

The Company repaid its $750,000 draw on its $1 million secured line of credit during the second quarter of 2009. This line of credit was not renewed by the bank as of June 8, 2009.

6. Stockholders’ Equity

On June 4, 2009, UTEK and Tom Conger entered into an Amendment to the Stock Exchange Agreement and Escrow and Lock-up Agreement and an Amendment to Tom Conger’s Employment Agreement (collectively, the “Amendments”). Pursuant to the Amendments, Mr. Conger will tender his resignation after just one year, on October 10, 2009, at which time he becomes entitled to receive the full amount of the remaining 485,607 Escrowed Shares related to the acquisition of Social Technologies in 2008. In connection therewith, the Company recorded severance compensation expense of $2,544,580 as of June 30, 2009. These shares are not available for sale, transfer or assignment by Mr. Conger until October 10, 2011.

7. Commitments and Contingencies

Bonus Plans

The Company has a Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan. There was no bonus accrual in connection with the Strategos Bonus Plan for the six months ended June 30, 2009.

The Company has an Innovaro Bonus Plan for qualifying Innovaro division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Innovaro to maintain sufficient operating cash. Awards are to be paid out by June 30th of each year and are accrued on a quarterly basis. Approximately 75% to 85% of Innovaro net income will be paid out in connection with this bonus plan. There was no bonus accrual in connection with the Innovaro Bonus Plan for the six months ended June 30, 2009.

The Company has a Social Technologies Bonus Plan for qualifying Social Technologies division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Social Technologies to maintain sufficient operating cash. The Company accrued $225,000 in connection with the Social Technologies Bonus Plan for the six months ended June 30, 2009.

Other

From time to time, some of the Company’s portfolio companies may receive correspondence or other notices of alleged breach of a license agreement. Some of these correspondences and notices provide for a period of time in which to cure the alleged breach. The failure of the Company’s portfolio companies to cure the alleged breach may have a material adverse impact on the Company’s consolidated financial statements.

8. Segment Reporting

The Company’s principal areas of activity are providing technology transfer services and supporting innovation consulting and subscription services. The Company previously had three reportable geographic operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes our wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes our wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation. UTEKip was closed down in the second quarter of 2008 and all operations of that segment are currently being serviced by the U.S. segment.

A summary of income from operations and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets June 30, 2009	$6,250,302	$18,337,056	$24,587,358
Total assets June 30, 2009	6,975,004	30,738,930	37,713,934
Long-lived assets December 31, 2008	5,659,892	20,903,434	26,563,326
Total assets December 31, 2008	6,304,527	39,581,682	45,886,209

	For the Three Months Ended June 30, 2009
	United Kingdom	United States		Total
Income from operations	$630,808	$2,014,660		$2,645,468
Loss before income taxes	(87,266)	(6,303,806	)(2)	(6,391,072)
Depreciation and amortization	109,672	305,741		415,413

	For the Three Months Ended June 30, 2008
	United Kingdom	Israel		United States	Total
Income from operations	$238,390	$(3,665)		$4,694,893	$4,929,618
Loss before income taxes	(60,813)	750,918	(1)	(1,448,672)	(758,567)
Depreciation and amortization	46,103	2,082		137,170	185,355

	For the Six Months Ended June 30, 2009
	United Kingdom	United States		Total
Income from operations	$1,076,024	$4,333,165		$5,409,189
Loss before income taxes	(179,329)	(8,303,008	)(2)	(8,482,337)
Depreciation and amortization	208,083	614,008		822,091

	For the Six Months Ended June 30, 2008 (Restated)
	United Kingdom	Israel		United States	Total
Income from operations	$482,876	$8,638		$8,103,670	$8,595,184
Loss before income taxes	(96,061)	634,433	(1)	(3,454,502)	(2,916,130)
Depreciation and amortization	72,288	2,750		195,857	270,895

(1)	During the three and six months ended June 30, 2008, we dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000. We dissolved UTEKip with the transfer of operations to the U.S. segment.
(2)	During the three and six months ended June 30, 2009, the Company recognized a $2.4 million impairment loss for the United States segment.

The Company has four reportable product segments: technology transfer business; innovation consulting comprised of the consulting portion of Social Technologies, Strategos and Innovaro businesses; subscription services comprised of the Company’s online licensing services business; and all other consulting services comprised of patent analytics, global technology licensing and other consulting services. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of income from operations and other financial information by reportable product segment is shown below:

	For the Three Months Ended June 30, 2009
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations	$—	$1,801,024	$555,176	$276,722	$12,546	$2,645,468
Loss before income taxes	—	(5,150,103)	97,039	(26,644)	(1,311,364)	(6,391,072)

	For the Three Months Ended June 30, 2008
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations	$1,222,300	$2,760,909	$537,104	$369,273	$40,032	$4,929,618
Loss before income taxes	654,776	275,963	(86,717)	(115,612)	(1,486,977)	(758,567)

	For the Six Months Ended June 30, 2009
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations	$—	$3,720,322	$1,094,828	$550,829	$43,210	$5,409,189
Loss before income taxes	—	(5,473,050)	172,144	(118,902)	(3,062,529)	(8,482,337)

	For the Six Months Ended June 30, 2008 (Restated)
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Income from operations	$3,934,680	$2,760,909	$1,065,146	$709,349	$125,100	$8,595,184
Loss before income taxes	1,868,066	275,963	(95,006)	(388,378)	(4,576,775)	(2,916,130)

9. Employee Benefit Plan

On February 1, 2009, the Company adopted the UTEK Corporation 401k Plan (the “Plan”) for employees of the Company and its subsidiaries. The Plan allows employees who satisfy the service requirements of the Plan, which include being 21 years of age and having three months of service, to contribute pre-tax wages to the Plan, subject to legal limits. The Company matches 100% of the first 3%, and 50% of the second 2%, of compensation contributed by employees. The Company’s contributions vest immediately and were approximately $66,000 during the six months ended June 30, 2009.

10. Related Party Transactions

The Company paid rent of approximately $148,000 and $127,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the six months ended June 30, 2009 and 2008, respectively. In addition, the Company owes Ybor City Group, Inc. approximately $262,000 as of June 30, 2009, $200,000 of which was borrowed during the current period. This amount is included in accrued expenses in the consolidated financial statements as of June 30, 2009.

11. Subsequent Events

On July 16, 2009, the stockholders voted in favor of a proposal to authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company (“BDC”) under the 1940 Act. We would not consider de-election of the BDC until the Company has a plan to divest itself of its equity interests in the portfolio companies in which it holds a more than 20% ownership. Because we have equity interests equaling more than 20% ownership in these portfolio companies, we would be required to use the equity method of accounting to consolidate the financial accounts of these portfolio companies with those of the Company after we withdraw our election to be regulated as a BDC. However, because the Company does not control these portfolio companies, the Company will not be able to dictate the timing of their provision of financial information to the Company for inclusion in its financial statements, which may result in the late filing of the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC. Therefore, the Company began liquidating a portion of its investment portfolio during 2009. The sale of some or all of our shares in a significant number of our portfolio companies for $2.25 million in cash and other assets resulted in realized losses of $37.4 million and unrealized appreciation of $33.5 primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

On July 16, 2009, the stockholders voted in favor of a proposal to authorize the Board of Directors to de-list the Company’s common stock from the Alternative Investment Market (“AIM”) of the London Stock Exchange. On July 23, 2009, the Board of Directors de-listed the Company from the AIM.

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

The Company determined that pursuant to SFAS No. 5, Accounting for Contingencies, we should have accrued and reported as a liability in our 2008 financial statements a payment obligation which arose in connection with our entry into an employment agreement on March 1, 2008 with our then chief executive officer, Clifford M. Gross, Ph.D. Pursuant to the terms of the employment agreement, Dr. Gross was entitled to receive a payment, at the end of the term of the agreement or if Dr. Gross is terminated for any reason, equal to the number of years Dr. Gross had worked for us times $100,000 per year, “grossed-up” to cover any tax liability. At the time of our entry into the employment agreement, Dr. Gross had been employed by us for 10.5 years. Given that the payment obligation was certain to be paid at some point in the future (i.e., when the employment agreement was not renewed at some future date) and the amount of the payment obligation was determinable at the time of entry into the employment agreement, we should have accrued and reported such payment obligation as a liability in our financial statements for the quarter ended March 31, 2008 as well as in our subsequent interim and annual financial statements for 2008.

As previously disclosed in our Form 10-K/A for the year ended December 31, 2008, Dr. Gross retired from his position as our chief executive officer on March 1, 2009, following the conclusion of the term of the employment agreement, including a subsequent extension to the term thereof. Moreover, as disclosed in a Form 8-K filed with the SEC on April 13, 2009, we entered into a separation agreement with Dr. Gross that modified the payment terms, but not the monetary obligation amount that Dr. Gross was entitled to receive pursuant to the employment agreement.

See Note 2 “Restatement of Prior Financial Information” of the Notes to the Financial Statements included in this Form 10-Q for a detailed discussion of the effect of this restatement.

Overview

Recent Business Developments

During 2009, the Company has been focusing on the continued integration of the four businesses that it acquired in 2008. However, the revenues from certain of the Company’s divisions have decreased in the current period as a result of the current economic conditions. In response to these conditions, the Company has made significant efforts to reduce its overhead costs, which included a reduction in the number of employees throughout the Company.

As of June 30, 2009, the Social Technologies division of UTEK had significant declines in revenues related to their futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management has terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division has suffered a significant adverse change in the business, which includes a projection of continuing operating and cash flow losses. The Company determined that there was impairment of the division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million as of June 30, 2009.

On July 16, 2009, the stockholders voted in favor of a proposal to authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company (“BDC”) under the 1940 Act. We would not consider de-election of the BDC until the Company has a plan to divest itself of its equity interests in the portfolio companies in which it holds a more than 20% ownership. Because we have equity interests equaling more than 20% ownership in these portfolio companies, we would be required to use the equity method of accounting to consolidate the financial accounts of these portfolio companies with those of the Company after we withdraw our election to be regulated as a BDC. However, because the Company does not control these portfolio companies, the Company will not be able to dictate the timing of their provision of financial information to the Company for inclusion in its financial statements, which may result in the late filing of the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC. Therefore, the Company began liquidating a portion of its investment portfolio during 2009. The sale of some or all of our shares in a significant number of our portfolio companies for $2.25 million in cash and other assets resulted in realized losses of $37.4 million and unrealized appreciation of $33.5 million primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

On July 16, 2009, the stockholders voted in favor of a proposal to authorize the Board of Directors to de-list the Company’s common stock from the Alternative Investment Market (“AIM”) of the London Stock Exchange. On July 23, 2009, the Board of Directors de-listed the Company from the AIM.

As previously disclosed in our Form 10-K/A for the year ended December 31, 2008, the Company’s chief executive officer, Dr. Gross, retired from his position upon the conclusion of the term of his employment agreement on March 1, 2009. In connection therewith, the Company accrued an additional $169,000 in severance liability for the six months ended June 30, 2009. In addition, the Company paid out $944,000 of this liability to Dr. Gross during the second quarter of 2009.

Executive Summary

We help clients become stronger innovators, develop compelling strategies to drive growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business.

With UTEK’s services, companies can:

1)	Identify and develop new product segments and markets;

2)	Fight commoditization of product lines and better understand the technology and emerging marketplace trends;

3)	Grow sales through enhanced innovation capabilities; and

4)	Improve ROI by decreasing R&D costs and leveraging external sources of technology.

During 2008, the Company acquired four companies to enhance our ability to provide end-to-end innovation services. We will continue to seek to acquire additional innovation services companies that enhance our capabilities or expand the territories in which we operate.

We are continuing the integration and collaboration between the IP licensing and consulting divisions of our business. The underlying strategic goal of the consulting divisions remains to drive long term shareholder value by ultimately increasing the pace of IP licensing for UTEK.

In addition, our consulting divisions are working together to offer new services, which has earned us business that we otherwise might have lost if pursued separately. All divisions continue to look for more opportunities to work together and secure business where appropriate, including sharing market intelligence and sales activities, experimenting with different approaches for cross-selling the work of other divisions, and creating sales materials that best explain the emerging end-to-end innovation services offering.

Through the acquisition of Pharmalicensing, we have the capability to represent our clients on the sell-side IP engagements. The online part of our business is scalable due to the internet’s global reach and importantly it leverages the 12 years of experience in UTEK conducting licensing transactions.

Partnering is an important component in the development of new pharmaceutical products. A key element for growth on the Pharmalicensing platform is the newly expanded Partnering Search service. The Partnering Search service utilizes our own proprietary databases and networks, and identifies appropriate partners based exactly on our client’s clearly stated partnering needs. Through this service, we not only identify prospective partners, but we will also effectuate a discrete and anonymous introduction between our client and the prospective partner, under confidentiality, whereby they can begin their own negotiations eventually leading to successful business relationships.

Financial Condition

Our total assets were $37.7 million and our net assets were $30.3 million at June 30, 2009, compared to $45.9 million and $37.2 million at December 31, 2008, respectively. Net asset value per share was $2.62 at June 30, 2009 and $3.42 at December 31, 2008. At June 30, 2009, we had $695,000 in debt outstanding, $1.5 million in cash and cash equivalents and $589,000 of investments in U.S. Treasuries and certificates of deposit.

Income from operations for the six months ended June 30, 2009 totaled approximately $5.4 million, as compared to $8.6 million for the six months ended June 30, 2008. Of the $8.6 million in income from operations for the six months ended June 30, 2008, $3.9 was in the form of unregistered shares of common stock as opposed to cash proceeds. All income for the six months ended June 30, 2009 was received in cash. Net loss from operations for the six months ended June 30, 2009 totaled approximately $8.3 million as compared to $2.2 million for the same period of 2008. Net realized losses on investments totaled approximately $37.4 million for the six months ended June 30, 2009 as compared to $3.5 million, net of deferred tax effect, for the same period of 2008. In this regard, we received gross proceeds of cash and other assets of $2.25 million for the six months ended June 30, 2009 and $1.7 million in cash for the same period of 2008 in connection with the sale of the securities we received in connection with our global technology licensing agreements and technology transfers. Proceeds received in connection with the sale of our investments for the six months ended June 30, 2009 included $550,000 in cash, $200,000 in an additional investment in UTEK Real Estate Holdings, Inc., and $1.5 million in a note receivable from a company to which we sold certain of our investments. Net change in unrealized appreciation (depreciation) of investments was $33.5 million for the six months ended June 30, 2009 as compared to $(4.0 million), net of deferred tax benefit, for the same period of 2008. The net change in unrealized appreciation of $33.5 million for the six months ended June 30, 2009 was primarily related to the reversal of previously recorded unrealized depreciation upon the sale of investments for a realized loss.

Our financial condition is dependent on a number of factors including our ability to effectuate technology transfers and the performance of the equity investments that we have received in connection with these transfers. Substantially all of our investments are in development stage and start-up companies and thinly traded public companies. Many of these businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and may have no or a limited history of operations.

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

Portfolio Activity

The following is a list of significant changes in our portfolio during the six months ended June 30, 2009:

•

The sale of some or all of our shares in a significant number of our portfolio companies for approximately $2.25 million in cash and other assets, which resulted in realized losses of $37.4 million, and

•	Net unrealized appreciation of $33.5 million, which is primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

The Company’s most significant portfolio investments at June 30, 2009 were in UTEK Real Estate Holdings, Inc., Eclips Energy Technologies, Inc., Greenwood Hudson Portfolio, LLC and Cyberlux Corporation. These four investments totaled $7.85 million in fair value and represented 86% of our investments, excluding our investments in U.S. Treasuries and certificates of deposits, and 21% of total assets at June 30, 2009.

The net unrealized appreciation of $33.5 million for the six months ended June 30, 2009 was primarily due to the reversal of unrealized depreciation on various investments upon their sale during the period of approximately $35 million; partially offset by a reduction in value of the investment in MiMedx Group, Inc. of $1.5 million.

While the realized and unrealized losses can be significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of 20 holdings. Many of these positions are in small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, UTEK may lose the entire amount of its capital spent acquiring and transferring the technology to them.

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

Results of Operations

Income from Operations (Revenue)

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(in thousands, except percentages)	2009	2008		2009	2008
Innovation Consulting Services	$1,801	$2,580	(30)%	$3,720	$2,580	44%
Sale of Technology Rights	—	1,222	(100)%	—	3,935	(100)%
Subscription and Other Services	832	1,093	(24)%	1,646	1,961	(16)%
Other Income, net	12	35	(64)%	43	119	(64)%

Income from Operations	$2,645	$4,930	(46)%	$5,409	$8,595	(37)%

Innovation Consulting Services

Innovation consulting services revenue decreased $779,000 in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. During the second quarter of 2009, we had the innovation consulting income of two more divisions, acquired in 2008, than we did in the second quarter of 2008. Unfortunately, the revenue of all of the acquired innovation consulting companies has suffered significantly due to the current adverse economic conditions.

Innovation consulting services revenue increased $1.1 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This is a result of our acquisitions of three innovation consulting services companies in 2008. During the six months ended June 30, 2009, the Company had the innovation consulting income of three divisions, which were acquired in 2008. During the six months ended June 30, 2008, we only had the innovation consulting income of one of these divisions for only a portion of the period. Nevertheless, the income of that one division was significantly higher in 2008 as a result of the current adverse economic conditions.

Based on current activity, we expect innovation consulting services revenue to increase from current levels in the third and fourth quarters of 2009. In subsequent periods, it is our intention to pursue additional strategic acquisitions, which, if successful, should further increase the innovation consulting services revenue and enhance our ability to better service the innovation needs of our clients.

Sale of Technology Rights

Sale of technology rights revenue decreased as a result of our not completing any technology transfers during the three or six months ended June 30, 2009 as compared to having completed two technology transfers during the three months ended June 30, 2008 and six technology transfers during the six months ended June 30, 2008.

To mitigate the risk of declining stock prices with respect to the stock consideration we receive in connection with our technology transfers, we believe that going forward most technology transfers will be completed for cash as opposed to stock. As a result, management continues to expect that our 2009 revenues from the sale of technology rights will be significantly lower than our 2008 revenues from such transactions.

Subscription and Other Services

Our subscription and other services revenue includes our online licensing services income from our website subscriptions, our global technologies licensing income, our patent analytic fees and various other service revenues.

Our online licensing services division had website subscription income of approximately $555,000 and $540,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million for each of the six months ended June 30, 2009 and June 30, 2008. During this adverse economic time, we have been able to keep this income source neutral due to a new product sold through Pharmalicensing called Partnering Search. Through this program, we use our partnering experts to search for partners on behalf of the customers as well as provide a fully qualified list of target companies, instructions on how to contact target companies, make introductions and coordinate initial contact/conference calls.

Our global technology licensing income was approximately $190,000 for the three months ended June 30, 2009 compared to $251,000 for the three months ended June 30, 2008, and $399,000 for the six months ended June 30, 2009 compared to $511,000 for the six months ended June 30, 2008. The decrease in global technology licensing revenue in 2009 is a result of a decrease in the number of new agreements. We signed two new agreements during the first six months of 2009 compared to having signed fourteen new agreements during the first six months of 2008. We have increased the price of our services significantly and are concentrating on a few select clients.

Our patent analytic services income was $0 for each of the three and six months ended June 30, 2009 compared to $116,000 and $146,000 for the three and six months ended June 30, 2008, respectively. Other services income was $86,000 for the three months ended June 30, 2009 compared to $186,000 for the three months ended June 30, 2008, and $152,000 for the six months ended June 30, 2009 compared to $210,000 for the six months ended June 30, 2008. We are expecting a significant improvement in our patent analytic services revenue for the remainder of 2009.

We expect to continue to see growth in the online licensing services revenue and patent analytic services revenue throughout the remainder of 2009. The remainder of the subscription and other services revenue streams are expected to continue to decline.

Investment Income, net

Investment income decreased by $22,000 and $76,000 for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, respectively, as a result of a decrease in the cash and cash equivalents balances, as well as lower interest rates during 2009. We expect the decrease in investment income to continue throughout the remainder of 2009.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses

Direct Costs of Innovation Consulting Services

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Direct costs of innovation consulting services	$1,409	$2,318	(3	9)%	$3,396	$2,318	47%
As a percent of innovation consulting services	78%	90%	(1	2)ppt	91%	90%		1ppt

*	The abbreviation “ppt” denotes percentage points.

Direct costs of innovation consulting services are comprised of salaries and related taxes, bonuses, certain outside services and other direct project costs related to innovation consulting services revenue. This expense line item was created in the second quarter of 2008 as a result of the acquisitions of Strategos, and subsequently Innovaro and Social Technologies Group; therefore there was $2.3 million of innovation consulting services expense in each of the three and six months ended June 30, 2008.

Direct costs of innovation consulting services decreased $909,000 in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as a direct result of the innovations consulting income being adversely affected by the downturn in the economy. With less projects being completed, we have taken steps to reduce direct costs, including reductions in staff and the use of outside consultants, as well as reduced hours for certain remaining staff. We expect these cost reductions to increase the margins for our consulting services division during the remainder of 2009.

Direct costs of innovation consulting services increased $1.1 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of the acquisitions of Strategos, and subsequently Innovaro and Social Technologies Group, because there were no direct costs of innovation consulting in the first quarter of 2008.

Acquisition of Technology Rights

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Acquisition of technology rights	$—	$296	(100)%		$—	$1,480	(100)%
As a percent of sale of technology rights	0%	24%	(24	)ppt	0%	38%	(38	)ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 was due to the Company not having completed any technology transfers during the first six months of 2009 compared to having completed two and six technology transfers during the three and six months ended June 30, 2008, respectively.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. We expect that the acquisition of technology rights costs will continue to decrease in 2009 as compared to 2008 in conjunction with a decrease in the related revenue. In addition, we plan to focus on technology transfers for cash remuneration or equity transfers that do not require significant amounts of upfront cash costs.

Salaries and Wages

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008 (Restated)
Salaries and wages	$3,250	$1,159	180%		$4,234	$4,017	5%
As a percent of revenue	123%	24%	99	ppt	78%	47%	31	ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and stock-based compensation. Salaries and wages increased by $2.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase is primarily due a $2.5 million charge to salaries and wages related to the modification of the acquisition and employment agreements with the division manager of our Social Technologies division. Upon the termination of his employment in October 2009, the former owner of Social Technologies will receive 485,607 shares of UTEK common stock that are currently in escrow. The offsetting decrease relates to a significant reduction in employees and the retirement of our CEO.

Salaries and wages increased by $218,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. During the six months ended June 30, 2009, we had a $2.5 million charge to salaries and wages related to the modification of the acquisition and employment agreements with the division manager of our Social Technologies division versus having had a $1.65 million charge for our CEO’s severance liability in the corresponding period of 2008. The offsetting decrease during 2009 for the difference in the accruals relates to the reduction in employees and the retirement of our CEO.

We expect that salaries and wages will decrease throughout the remainder of 2009 as a result of the significant reduction in employees and elimination of certain management.

Professional Fees

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Professional fees	$197	$250	(21)%		$420	$558	(25)%
As a percent of revenue	7%	5%	2	ppt	8%	6%	2	ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $53,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This is a result of a $32,000 decrease in legal fees related to an acquisition made in the second quarter of 2008, which was not repeated in 2009, as well as a $39,000 decrease in valuation expenses due to the reduced number of investment holdings in 2009.

Professional fees decreased by $138,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This is a result of a $95,000 decrease in legal fees related to two acquisitions made in the first six months of 2008, which were not repeated in 2009, as well as a $54,000 decrease in valuation expenses due to the reduced number of investment holdings in 2009.

We expect that professional fees will remain constant for the remainder of 2009 as a result of the aforementioned reduction in costs.

Sales and Marketing

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Sales and marketing	$541	$586	(8)%		$999	$1,234	(19)%
As a percent of revenue	20%	12%	8	ppt	18%	14%	4	ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Sales and marketing expenses decreased by $45,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This is a result of a reduction in sales salaries, partially offset by additional marketing and travel costs incurred through an effort to reach out to new customers.

Sales and marketing expenses decreased by $235,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This is primarily related to a reduction in sales salaries, which is a result of downsizing the number of employees in all areas of the company, including sales staff.

We expect that sales and marketing expenses will decrease throughout the remainder of 2009 as a result of the reduction in sales salaries.

General and Administrative

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
General and administrative	$856	$894	(4)%		$1,651	$1,634	1%
As a percent of revenue	32%	18%	14	ppt	31%	19%	12	ppt

General and administrative expenses decreased by $38,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. We experienced an $82,000 reduction in investor relations fees from eliminating our outside provider, a $69,000 reduction in payroll taxes related to a decrease in payroll, and a $23,000 reduction in outside consulting costs related to the Strategos acquisition in the second quarter of 2008, in addition to other reductions resulting from an overall Company plan to reduce all aspects of overhead. These reductions were partially offset by a $68,000 increase in rent, insurance and interest costs from the companies acquired in 2008, a $22,000 increase in retirement costs and a $106,000 increase in bad debt in the current period.

General and administrative expenses increased by $18,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We experienced a $188,000 increase in rent, insurance and interest costs from the companies acquired in 2008, a $38,000 increase in retirement costs and a $72,000 increase in bad debt in the current period. These increases were partially offset by an $121,000 reduction in investor relations and public relations fees from eliminating our outside providers, a $61,000 reduction in payroll taxes related to a decrease in payroll, and a $78,000 reduction in outside consulting costs related to two acquisitions during the first six months of 2008, in addition to other reductions resulting from an overall Company plan to reduce all aspects of overhead.

We expect that general and administrative expenses will remain constant for the remainder of 2009 as a result of our cost reduction plan. We continue to explore avenues to cut costs in this adverse economic environment.

Depreciation and Amortization

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Depreciation and amortization	$415	$185	124%		$822	$271	203%
As a percent of revenue	16%	4%	12	ppt	15%	3%	12	ppt

The increase in depreciation and amortization expense for the three and six months ended June 30, 2009 compared to the same periods of 2008 was a direct result of the four business acquisitions made during 2008. We acquired $12.4 million in intangible assets and $350,000 in fixed assets during 2008 in connection with these acquisitions, which will significantly increase our quarterly depreciation and amortization expense throughout 2009 and in subsequent years.

Impairment Loss

	Three months ended June 30,		Percentage Change		Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Impairment loss	$2,368	$—	0%		$2,368	$—	0%
As a percent of revenue	90%	0%	90	ppt	44%	0%	44	ppt

As of June 30, 2009, the Social Technologies division of UTEK had significant declines in revenues related to their futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management has terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division has suffered a significant adverse change in the business, which includes a projection of continuing operating and cash flow losses. The Company determined that there was impairment of the division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million as of June 30, 2009.

Net Realized Gains (Losses) on Investments

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008		2009	2008
Realized gains/ (losses)	$(417)	$(3,351)	(88)%	$(37,435)	$(3,477)	977%

Net realized losses on investments amounted to $416,995 for the three months ended June 30, 2009 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Eclips Energy Technologies, Inc. (World Energy Solutions)	967,490	$(258,095)
MiMedx Group, Inc.	215,003	(158,900)

Total		$(416,995)

Net realized losses on investments, net of income tax effect, amounted to $3,350,772 for the three months ended June 30, 2008 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
aeroTelesis, Inc.	384,000	$(20,512)
American Soil Technologies, Inc.	169,702	(19,472)
Avalon Oil and Gas, Inc.	157,500	(148,628)
Broadcast International, Inc.	36,700	51,658
Cargo Connection Logistics Holdings, Inc.	11,078,103	(35,934)
Cyberlux Corporation	719,000	796
Ecosphere Technologies Inc	56,000	(1,809)
EcoSystem Corporation	872,502	(1,515,229)
Industrial Biotechnology Corporation	1,991	(1,442,993)
Material Technologies, Inc.	1,051,002	(174,925)
Magnitude Information Systems, Inc	697,860	(8,971)
MM2 Group Inc.	825,852	(19,914)
Net Fabric Corporation	65,500	(3,100)
Protocall Technologies, Inc.	269,230	(5,068)
Tenth Gate International, Inc.	810,000	749
US Starcom Inc.	180,000	(7,420)

Total		$(3,350,772)

Net realized losses on investments amounted to $37,435,130 for the six months ended June 30, 2009 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Advanced Medical Isotope Corporation – preferred shares	95,000	$(1,387,427)
Advanced Refractive Technologies, Inc. – preferred shares	294,000	(3,293,316)
American Soil technologies, Inc.	6,498,845	(1,010,579)
Avalon Oil and Gas, Inc.	3,373,107	(1,595,566)
Cytodyn, Inc.	2,040,000	(2,422,968)
Eclips Energy Technologies, Inc. (World Energy Solutions)	9,404,990	(1,811,672)
Tesla Vision Corporation – preferred shares	95,000	(1,054,032)
Tesla Vision Corporation – common shares	1,559,903	(2,020,721)
Stealth MediaLabs, Inc.	4,221,165	(1,192,848)
Klegg Electronics, Inc.	4,169,430	(2,322,709)
Rim Semiconductor	210,000,000	(1,251,861)
MATECH Corporation	17,823	(2,872,617)
NutriPure Beverages, Inc. – common shares	69,237	(1,137,017)
Trio Industries, Inc.	7,787,565	(8,611,419)
UBA Technology, Inc. – preferred shares	95,000	(745,453)
UBA Technology, Inc. – common shares	2,430,740	(1,540,196)
All other investments sold		(3,164,729)

Total		$(37,435,130)

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

Net realized gains and losses can vary substantially due to a variety of factors and may not be indicative of future performance. As a result of the uncertainty surrounding the future values of our investments, we are unable to make any projections or estimates regarding realized gains or losses expected for the remainder of 2009.

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

	Three months ended June 30,		Percentage Change	Six months ended June 30,		Percentage Change
(In thousands, except percentages)	2009	2008		2009	2008
Unrealized appreciation/ (depreciation)	$(571)	$503	(214)%	$33,524	$(4,048)	(928)%

Net change in unrealized appreciation (depreciation) on investments amounted to $(571,307) for the three months ended June 30, 2009 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Cyberlux Corporation	$(323,900)
MiMedx Group, Inc.	263,986
Eclips Energy Technologies, Inc. (World Energy Solutions)	(522,101)
All other investments	10,708

Total	$(571,307)

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $503,149 for the three months ended June 30, 2008 and was related to our investments as follows:

Portfolio Company	Net unrealized Appreciation (Depreciation)
Emission & Power Solutions, Inc.	(716,506)
RIM Semiconductor Company	(628,003)
World Energy Solutions, Inc.	(447,442)
Advanced Refractive Technologies, Inc.	(432,411)
Industrial Biotechnology Corporation	1,443,691
EcoSystem Corporation (GS Energy Corporation)	1,500,611
MiMedx Group, Inc.	537,879
All other investments	(754,670)

$503,149

Net change in unrealized appreciation (depreciation) on investments amounted to $33,523,913 for the six months ended June 30, 2009 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc. – common & preferred	$3,369,544
American Soil technologies, Inc.	1,048,273
Avalon Oil and Gas, Inc.	1,662,990
Cytodyn, Inc.	2,433,968
Eclips Energy Technologies, Inc. (World Energy Solutions)	1,362,214
Tesla Vision Corporation	3,074,753
MiMedx Group, Inc.	(1,528,014)
Stealth MediaLabs, Inc.	1,192,828
Klegg Electronics, Inc.	2,318,392
Rim Semiconductor	1,251,861
MATECH Corporation	2,966,017
NutriPure Beverages, Inc. – common shares	1,137,017
Trio Industries, Inc.	8,611,409
UBA Technology, Inc.	2,285,649
All other investments	2,337,012

Total	$33,523,913

The net unrealized appreciation of $33.5 million for the six months ended June 30, 2009 was primarily due to the reversal of unrealized depreciation on various investments upon their sale during the period of approximately $35.0 million; partially offset by a reduction in value of the investment in MiMedx Group, Inc. of $1.5 million.

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(4,047,627) for the six months ended June 30, 2008 and was related to our investments as follows:

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

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $1.5 million. We also had investments in certificates of deposit (CDs) of $589,000. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three-month to one-year maturities. These investments do not qualify as cash equivalents.

Our primary sources of liquidity and capital for the six months ended June 30, 2009 were $6.2 million received in connection with operations and $550,000 in cash proceeds generated from the sale of shares of our portfolio companies. During the six months ended June 30, 2009, we experienced a decrease in cash and cash equivalents of approximately $2.5 million. This amount included one-time payments of $944,000 to our former CEO for a severance liability and $292,000 for Strategos’ 2008 tax liability resulting from the acquisition. This results in approximately $1.2 million of our cash burn having been utilized for operating expenses.

We had significant non-cash expenses contributing to our operating losses during the six months ended June 30, 2009. These included $2.5 million in severance compensation cost for the manager of our Social Technologies division, $822,000 in amortization and depreciation costs and $2.4 million in goodwill and intangible asset impairment charges related to the Social Technologies division. In addition, we have significantly reduced our operating expenses since the first quarter of 2009. As a result, ongoing corporate operating expenses have actually been reduced by approximately $3.0 million for the six months ended June 30, 2009 compared to the same period of 2008. Therefore, we are expecting an improvement in operating results during the third and fourth quarters of 2009.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, our investments in certificates of deposit, as well as with cash generated by operations and the potential sales of our investments, including real estate. As a result of our progress in significantly reducing our overhead expenses, we believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for the next twelve months. In addition, we may seek to raise additional funds through public or private debt or equity financing for long-term liquidity. However, additional funds may not be available on favorable terms to us, if at all.

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

Valuation Methodology

Currently, we primarily receive cash in connection with our global technology licensing agreements and illiquid securities in connection with our technology transfers. Historically, we primarily received illiquid securities in connection with both our global technology licensing agreements and technology transfers. The securities received are generally subject to restrictions on resale and generally are thinly traded or have no established market.

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

We adopted SFAS No. 157, Fair Value Measurements on a prospective basis in the first quarter of 2008. SFAS No. 157 requires us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS No. 157, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

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

The fair value of our investments at June 30, 2009 and December 31, 2008 was determined by our Board of Directors. At June 30, 2009 and December 31, 2008, we received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire portfolio of investments for which market quotations were not available.

Net Realized Gains/Losses and Net Change in Unrealized Appreciation/Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. The original cost basis of the securities we receive in connection with our global technology licensing agreements and technology transfers is equal to the amount of revenue we recognized upon the receipt of such securities.

Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Stock-Based Compensation

We account for stock option grants in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under the modified prospective approach of SFAS No. 123(R), compensation cost recognized during the six months ended June 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Purchase Price Allocation Process for Business Combinations

For acquisitions prior to 2009, we determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with SFAS No. 141, Business Combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

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

In January 2009, the Company adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. SFAS No. 141(R) requires that more assets and liabilities assumed will be measured at fair value as of the acquisition date and that liabilities related to contingent consideration will be remeasured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of SFAS No. 141(R) will depend on the nature of acquisitions completed after the date of adoption.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance that applies to a variable interest entity (“VIE”). SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of the VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for the Company on January 1, 2010 and will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards—a Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS No. 168 will be effective for the Company on July 1, 2009 and will not have a material effect on our consolidated financial statements.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of June 30, 2009, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company submitted the following matters to a shareholder vote on July 16, 2009.

1.	Election of Directors:

Director	For	Withheld
Douglas Schaedler	11,297,288	133,620
Sam Reiber, J.D.	11,353,259	77,649
Kwabena Gyimah-Brempong, Ph.D.	10,213,817	1,217,091
Holly Callen Hamilton	10,989,586	441,322
Keith Witter, J.D.	11,074,190	356,718
John J. Micek, J.D.	11,246,750	184,158
Francis Maude	9,217,453	2,213,455

2.	Ratification of the selection of Pender Newkirk & Company LLP:

For	Against	Abstain
10,442,334	970,538	18,036

3.	Approval to amend the Company’s Amended and Restated Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Plan:

For	Against	Abstain	Broker Non-Votes
5,105,138	1,310,861	20,040	4,994,869

4.	Approval to de-list the Company’s common stock from the Alternative Investment Market of the London Stock Exchange:

For	Against	Abstain	Broker Non-Votes
6,376,906	41,953	17,180	4,994,869

5.	Approval to authorize the Board of Directors of the Company to withdraw the Company’s election to be treated as a business development company under the Investment Company Act of 1940:

For	Against	Abstain	Broker Non-Votes
6,333,903	39,131	63,005	4,994,869

6.	Approval of any adjournment of the Annual Meeting of Stockholders, if necessary or appropriate, to solicit additional proxies in favor of any or all of the foregoing proposals if there are not sufficient votes for these proposals:

For	Against	Abstain
9,686,091	1,715,299	29,518

There were no broker non-votes for proposal nos. 1 and 2. All matters were approved by the shareholders.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q:

31.1	-	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	-	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	-	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: August 10, 2009	/s/ Douglas Schaedler
Douglas Schaedler
President and Director

Date: August 10, 2009	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer