Form 10-Q
period 2009-09-30
UTEK CORP
filed 2009-11-09
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

    Yes  ☐    No  ☒

On November 5, 2009, there were 11,627,927 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2009 (Unaudited)	December 31, 2008 (Restated)

ASSETS
Investments
Non-affiliate investments (cost: 2009 - $6,568,222; 2008 - $36,994,463)	$2,323,000	$5,603,440
Affiliate investments (cost: 2009 - $5,209,036; 2008 - $38,559,629)	504,289	3,477,200
Control investments (cost: 2009 - $5,832,731; 2008 - $10,637,748)	4,760,000	2,987,500
U.S. Treasuries and certificates of deposit (cost: 2009 - $490,000; 2008 - $291,581)	490,000	291,581

Total investments	8,077,289	12,359,721
Cash and cash equivalents	1,119,159	3,922,297
Accounts receivable, net of allowance for bad debt	1,585,053	2,290,363
Prepaid expenses and other assets	426,128	750,502
Fixed assets, net	454,804	653,208
Goodwill	15,025,602	15,246,143
Intangible assets, net	8,809,287	10,663,975

TOTAL ASSETS	35,497,322	45,886,209

LIABILITIES
Accounts payable	540,221	575,988
Accrued expenses	1,164,256	995,652
Accrued severance payable	876,400	1,651,814
Deferred revenue	2,369,024	2,849,270
Notes payable and other debt	890,974	839,765
Deferred tax liability	1,564,856	1,773,441

TOTAL LIABILITIES	7,405,731	8,685,930

NET ASSETS	$28,091,591	$37,200,279

Commitments and Contingencies
Composition of net assets:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value, 29,000,000 shares authorized; 12,287,077 and 12,134,959 shares issued; 11,627,927 and 10,879,900 shares outstanding at September 30, 2009 and December 31, 2008, respectively	$116,279	$108,800
Additional paid-in capital	80,049,227	75,067,857

Accumulated income
Accumulated net operating income	14,122,644	23,463,295
Net realized loss on investments, net of related income taxes	(57,335,929)	(7,744,736)
Net unrealized depreciation of investments, net of related deferred income taxes	(7,629,082)	(51,921,150)
Foreign currency translation adjustment	(1,231,548)	(1,773,787)

Net assets	$28,091,591	$37,200,279

Net asset value per share	$2.42	$3.42

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2009	2008 (Restated)	2009	2008 (Restated)
Income from operations:
Innovation consulting services	$1,580,009	$5,139,683	$5,300,331	$7,719,310
Sale of technology rights	-	750,000	-	4,684,680
Subscription and other services	759,072	1,033,792	2,404,729	2,995,214
Investment and other income, net	2,100	134,931	59,604	254,386

	2,341,181	7,058,406	7,764,664	15,653,590

Expenses:
Direct costs of innovation consulting services	1,345,991	4,567,812	4,967,243	6,885,694
Acquisition of technology rights	-	300,000	-	1,780,000
Salaries and wages	533,942	1,140,570	4,768,390	5,157,422
Professional fees	229,700	275,967	649,723	834,229
Sales and marketing	293,040	602,236	1,067,116	1,836,020
General and administrative	620,721	1,079,050	2,286,193	2,712,690
Depreciation and amortization	384,686	392,210	1,206,777	663,104
Impairment loss	-	-	2,368,458	-

	3,408,080	8,357,845	17,313,900	19,869,159

Loss before income taxes	(1,066,899)	(1,299,439)	(9,549,236)	(4,215,569)
Provision for income tax (benefit) expense	(36,000)	4,574,954	(208,585)	3,853,627

Net loss from operations	(1,030,899)	(5,874,393)	(9,340,651)	(8,069,196)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of related income tax benefit	(12,156,063)	(275,303)	(49,591,193)	(3,752,177)
Change in unrealized appreciation (depreciation) of investments, net of related deferred tax expense (benefit)	10,768,155	(6,541,649)	44,292,068	(10,589,276)

Net decrease in net assets from operations	$(2,418,807)	$(12,691,345)	$(14,639,776)	$(22,410,649)

Net decrease in net assets from operations per share:
Basic	$(0.21)	$(1.25)	$(1.30)	$(2.32)
Diluted	$(0.21)	$(1.25)	$(1.30)	$(2.32)
Weighted average shares:
Basic	11,561,091	10,176,742	11,257,663	9,653,725
Diluted	11,561,091	10,176,742	11,257,663	9,653,725

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2009	2008 (Restated)
Operating Activities:
Net decrease in net assets from operations	$(14,639,776)	$(22,410,649)
Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments	(44,292,068)	9,274,746
Loss on sale of investments	49,591,193	6,016,002
Net proceeds from sale (purchases) of short-term investments	(198,420)	(1,705,644)
Proceeds received from sale of equity investments	681,727	1,865,052
Net repayment from UTEK Real Estate Holdings, Inc.	-	1,965,261
Goodwill and intangible asset impairment	2,368,458	-
Depreciation and amortization	1,206,777	663,104
Loss on disposal of fixed assets	67,062	13,363
Bad debt expense	35,151	78,886
Stock-based compensation	438,217	560,257
Severance compensation paid for in escrowed shares	2,544,580	-
Deferred income taxes	(208,585)	2,904,339
Investment securities received in connection with the sale of technology rights	-	(4,559,680)
Consulting and other services rendered in exchange for investment securities	-	(45,269)
Changes in operating assets and liabilities:
Accounts receivable	985,238	(695,819)
Prepaid expenses and other assets	324,374	(265,799)
Deferred revenue	(836,752)	(290,439)
Accounts payable and accrued expenses	(642,577)	6,118,790

Net cash flows from operating activities	(2,575,401)	(513,499)

Investing Activities:
Cash received (paid) in connection with acquisitions	(292,468)	747,808
Capital expenditures	(7,006)	(29,725)

Net cash flows from investing activities	(299,474)	718,083

Financing Activities:
Payments on notes payable and other debt	(198,791)	-
Net increase (decrease) in line of credit	250,000	-
Proceeds from exercise of stock options	-	189,794

Net cash flows from financing activities	51,209	189,794

Foreign currency translation adjustment	20,528	(60,648)

Increase (decrease) in cash and cash equivalents	(2,803,138)	333,730
Cash and cash equivalents at beginning of period	3,922,297	5,254,576

Cash and cash equivalents at end of period	$1,119,159	$5,588,306

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30
	2009	2008
Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company issued 153,967 shares of common stock to purchase Pharmalicensing Limited. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$2,534,197
Fair value of common stock issued		2,150,000

Liabilities assumed		$384,197

The Company issued 502,970 shares of common stock to purchase Strategos. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$9,339,383
Fair value of common stock issued		6,040,669
Less: contingent liability incurred		1,952,340

Liabilities assumed		$1,346,374

The Company issued 345,857 shares of common stock to purchase Innovaro Ltd. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$4,945,313
Fair value of common stock issued		3,664,313
Less: contingent liability incurred		52,875

Liabilities assumed		$1,228,125

The Company received a note in connection with the sale of certain investments	$1,500,000

The Company received 100,000 shares in Technology Capital Services, LLC in connection with the sale of certain investments	$69,568

The Company received 375,000 shares in Oxygen Biotherapeutics, Inc. in connection with the redemption of 750,000 warrants	$148,750

The Company issued stock in connection with an investment in UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of UTEK common stock	$1,500,000
240,964 shares of NeoStem, Inc. common stock	200,000

	$1,700,000

The Company issued 85,950 and 332,998 shares of common stock in connection with certain acquisition earnout contingencies during the nine months ended September 30, 2009 and 2008, respectively	$506,051	$3,994,884

Investment securities earned for unearned services	$-	$87,500

	Nine Months Ended September 30
	2009	2008
Cash paid for taxes	$-	$-

Cash paid for interest	$50,206	$-

See accompanying notes

UTEK Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30
	2009	2008 (Restated)

Changes in net assets from operations:
Net loss from operations	$(9,340,651)	$(8,069,196)
Net realized loss on sale of investments, net of related income taxes	(49,591,193)	(3,752,177)
Change in unrealized appreciation (depreciation) of investments, net of related deferred taxes	44,292,068	(10,589,276)

Net decrease in net assets from operations	(14,639,776)	(22,410,649)

Distributions to stockholders:
From net income from operations	-	-

Capital stock transactions:
Proceeds from the exercise of stock options	-	189,794
Stock-based compensation	438,217	560,257
Severance compensation paid for in escrowed shares	2,544,580	-
Acquisition of Pharmalicensing Ltd.	-	2,150,000
Acquisition of Strategos	-	6,040,669
Acquisition of Innovaro, Ltd.	-	3,664,313
Escrow shares earnout	506,051	3,994,884
Investment in UTEK Real Estate Holdings	1,500,000	-

Net increase in net assets from stock transactions	4,988,848	16,599,917

Foreign currency translation adjustment	542,240	(665,545)

Net decrease in net assets	(9,108,688)	(6,476,277)

Net assets at beginning of period	37,200,279	43,674,548

Net assets at end of period	$28,091,591	$37,198,271

See accompanying notes

UTEK Corporation

Financial Highlights

(Unaudited)

	Nine Months Ended September 30
	2009	2008 (Restated)

PER SHARE INFORMATION

Net asset value, beginning of period	$3.42	$4.85
Net loss from operations (1)	(0.83)	(0.84)
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, (after related taxes) (2)	(0.66)	(2.10)
Foreign currency translation adjustment (1)	0.05	(0.05)
Net increase from stock transactions (1)	0.44	1.72
Distribution to shareholders from net income from operations	-	-

Net asset value, end of period	$2.42	$3.58

Per share market value, end of period	$4.68	$10.15
Investment return, based on market price at end of period	(47)%	(23)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$28,091,591	$37,198,271

Ratio of expenses to average net assets	53%	49%
Ratio of net loss from operations to average net assets	(29)%	(20)%
Diluted weighted average number of shares outstanding during the period	11,257,663	9,653,725

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

September 30, 2009

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets
(6)	1/09	Greenwood Hudson Portfolio, LLC (privately held) (note receivable due 12/31/2012, interest at 7%)	$1,500,000	$1,500,000	5.3%
2,014,826	9/05-9/08	Eclips Energy Technologies, Inc. (World Energy Solutions, Inc.) Energy saving technologies	3,326,431	195,400	0.7
5,956,506	7/07-12/07	MachineTalker, Inc. Intelligent wireless security networks	598,651	147,400	0.5
449,730	1/07	MATECH Corporation Metal fatigue detection	694,640	54,000	0.2
201,729	1/07	MiMedx Group, Inc. Connective tissue technology	-	136,200	0.5
(5)	4/07	Oxygen Biotherapeutics, Inc. Biotechnology products	60,000	146,000	0.5
375,000	7/09	Oxygen Biotherapeutics, Inc. Biotechnology products	148,500	120,000	0.4
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	24,000	<0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) Design and manufacture of countertops	120,000	-	0.0

		Total Investments in Non-Affiliates	$6,568,222	$2,323,000	8.3%

		Affiliate Investments (2)

1,628,142	1/07	CytoDyn, Inc. Novel therapeutic agents	$582,920	$434,721	1.5%
100,000	9/09	Technology Capital Services, LLC (privately held) Venture capital	69,568	69,568	0.2
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (privately held) Reductional environmental emissions	4,080,142	-	0.0
17,890,000	1/06	WebSky, Inc. Broadband wireless	476,406	-	0.0

		Total Investments in Affiliates	$5,209,036	$504,289	1.8%

		Control Investments (3)

1,000	11/99-1/09	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$5,832,731	$4,760,000	16.9%

		Total Investments in Control Investments	$5,832,731	$4,760,000	16.9%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:

245,000	9/09	Bay Cities Bank CD, maturity 3/28/10, interest rate @ 1.83%	$245,000	$245,000	0.9%
245,000	9/09	Bay Cities Bank CD, maturity 3/28/10, interest rate @ 1.83%	245,000	245,000	0.9

		Total Certificates of Deposit	$490,000	$490,000	1.7%

		Total Investments in U.S. Treasuries and CDs	$490,000	$490,000	1.7%

		TOTAL INVESTMENTS	$18,099,989	$8,077,289	28.8%

		Cash and other assets, less liabilities		20,014,302	71.2%

		Net assets at September 30, 2009		$28,091,591	100%

Notes to Schedule of Investments:

•

Except where otherwise noted, all of the Company’s investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the NYSE Amex or other similar markets.

•

The above investments, with the exception of the U.S. Treasuries, certificates of deposits and a note receivable issued by a third-party, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

•

The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent valuation service provider. (See Note 4 to the Notes to the Consolidated Financial Statements.)

•

As of September 30, 2009, all of the securities that the Company owns are subject to legal restrictions on resale. As a result, the Company’s ability to sell or otherwise transfer the securities it holds in its portfolio is limited.

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

(4)	The Company invests excess cash in a number of U.S. Treasury Bills and certificates of deposit. These short-term investments normally have three-month to one-year maturities and do not qualify as cash or cash equivalents.
(5)	Investment consists of warrants to purchase 750,000 shares of Oxygen Biotherapeutics, Inc. common stock.
(6)	Investment consists of a loan receivable from Greenwood Hudson Portfolio, LLC, a company that purchased certain of our investments.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments

December 31, 2008

(Restated)

Shares	Dates of Acquisition	Non-Affiliate Investments (1)	Original Cost Basis	Value	Percentage of Net Assets

560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	$-	$1,971,200	5.3%
95,000	9/06	Advanced Medical Isotope Corporation (8) Medical isotope processes Series A Convertible Preferred Stock	1,803,417	1,750,400	4.7
148,000	11/06-1/07	Cyberlux Corporation LED lighting solutions Series C Convertible Preferred Stock	2,181,640	1,133,400	3.0
25,931,484	1/07	Common Stock	502,558	33,100	0.1
100,000	4/06	Advanced Refractive Technologies, Inc. Ophthalmic technologies Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.4
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	140	<0.1
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	151,000	0.4
321,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	300,300	81,900	0.2
92,000	3/08	Platina Energy Group Inc. Oil and gas exploration and production Series F Convertible Preferred Stock	794,880	66,200	0.2
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) Design and manufacture of countertops	120,000	18,000	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	7,800	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	2,200	<0.1
		Island Gas Resources Plc. (KP Renewables Plc) (5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	-	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	-	0.0
2,500	3/05	Common Stock	94,500	700	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	600	<0.1
940,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	18,900	400	<0.1
2,971	12/05-8/06	The Renewable Corp. (Industrial Biotechnology Corp.) Provider of renewable resources	3,455,105	-	0.0
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	-	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	-	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	-	-	0.0

2,430,740	2/06-6/06	UBA Technology, Inc. Software development Common Stock	1,652,900	-	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	-	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	-	0.0

		Total Investments in Non-Affiliates	$36,994,463	$5,603,440	15.1%

		Affiliate Investments (2)

100,000	6/08	World Energy Solutions, Inc. (7) Energy saving technologies Series B Convertible Preferred Stock	$875,000	$750,000	2.0%

100,000	9/08	Series C Convertible Preferred Stock	750,000	700,000	1.9

18,042,749	9/05-6/08	Common Stock	4,715,949	322,100	0.9
17,823	12/06-6/07	MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection Common Stock	4,170,070	58,400	0.2
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.2

2,040,000	4/06-7/06	CytoDyn, Inc. Novel therapeutic agents Common Stock	3,640,772	171,400	0.5
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7

15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	287,900	0.8
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	164,600	0.4
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	993,000	133,700	0.4
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	67,500	0.2
1,426,754	9/07	USTelematics, Inc. (9) Broadband telecommunication for moving vehicles	-	59,900	0.1
6,498,845	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,528,289	27,300	0.1
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	10,700	<0.1
5,724,500	5/06-8/06	NetFabric Holdings, Inc. Information technology services	489,132	600	<0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	-	0.0
3,000,000	7/07	Pathway One Plc (5) Sales and development licenses	426,150	-	0.0
95,000	1/07	Tesla Vision Corporation (Manakoa Services Corp.) (8) Compliance analysis and monitoring Series B Convertible Preferred Stock	2,280,000	-	0.0
1,559,903	8/04-4/07	Common Stock	2,122,641	-	0.0

33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	-	0.0

4,221,165	4/01-12/02	Stealth MediaLabs, Inc. (9) Software products	1,708,000	-	0.0

5,346	7/06-9/06	NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging Common Stock	1,245,258	-	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	-	0.0

210,000,000	1/08	RIM Semiconductor Company (7) Data transmission technology	1,792,500	-	0.0

		Total Investments in Affiliates	$38,559,629	$3,477,200	9.3%

		Control Investments (3)

1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$2,980,000	8.0%
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	7,500	<0.1

		Total Investments in Control Investments	$10,637,748	$2,987,500	8.0%

		U.S. Treasuries and Certificates of Deposit (4)

		Certificates of Deposit:

95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	$95,035	$95,035	0.3%

100,000	10/08	Doral BK Catano P R CD, maturity 6/29/09, interest rate @ 3.55%	100,000	100,000	0.3

95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.3

		Total Certificates of Deposit	$291,581	$291,581	0.8%

		Total Investments in U.S. Treasuries and CDs	$291,581	$291,581	0.8%

		TOTAL INVESTMENTS	$86,483,421	$12,359,721	33.2%

		Cash and other assets, less liabilities		24,840,558	66.8%

		Net assets at December 31, 2008 (Restated)		$37,200,279	100%

Notes to Schedule of Investments:

•

Except where otherwise noted, all of the Company’s investments listed above are in common stock of companies that are publicly quoted on the OTC Bulletin Board or listed on the NYSE Amex or other similar markets.

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

•

As of December 31, 2008, all of the securities that the Company owns are subject to legal restrictions on resale. As a result, the Company’s ability to sell or otherwise transfer the securities it holds in its portfolio is limited.

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

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

1.	Nature of Business and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company” or “UTEK”) as of September 30, 2009 and 2008 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Form 10-K/A for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Until September 30, 2009, the Company was a non-diversified, closed-end management investment company that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

On October 1, 2009, the Company filed a notification on Form N-54C with the Securities and Exchange Commission (“SEC”) withdrawing its election to be regulated as a BDC under the 1940 Act. As such, the Company will be reporting as an operating company as of October 1, 2009.

Innovation Consulting

The Company provides strategic innovation consulting services to clients to help them become more efficient by finding new avenues for growth, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. The process involves the Company’s clients working with a handful of seasoned and experienced professionals capable of unlocking an organization’s capacity for strategy and innovation.

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

Sale of Technology Rights

UTEK’s services enable companies to acquire externally developed technologies from universities, university incubators, federal labs, medical centers, and corporate research laboratories worldwide to augment their internal research and development (“R&D”) efforts. A sale of technology rights refers to the process by which new technologies, developed in universities, government research facilities, corporate R&D labs or similar research settings, are licensed to companies for potential commercial development and use. UTEK’s goal is to provide its clients an opportunity to acquire and commercialize innovative technologies primarily developed external to their business.

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

•	Medical Device Licensing is an online global resource for open innovation, partnering, licensing and business development within the medical device industry.

•

Knowledge Express is a searchable database of information for licensing professionals, which provides our clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates.

•

Pharma Transfer provides a source of research and business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development including, early-stage discovery, pre-clinical and clinical trials and registered products that are all available for co-development or licensing.

•	TechEx is an online searchable database for life and physical science discoveries.

•

TekScout enables companies to outsource unfinished R&D projects to scientists from around the world. TekScout provides a platform for companies to supplement internal R&D and resources to accelerate product development.

Global Technology Licensing

The Company’s global technology licensing division is designed to help its clients enhance their new product pipeline through the acquisition or licensing of proprietary technologies primarily from universities, medical centers, corporations and federal research laboratories.

Patent Analytic Services

The Company’s patent analytic services division uses a team of on-call scientists and industry experts to provide technical and business knowledge to help UTEK’s clients identify, assess, protect and leverage their intellectual property assets (“IP”). This division helps clients identify the strengths and weaknesses of their IP and competitors’ IP. This division also identifies gaps in competitors’ IP portfolios that reveal opportunities to pursue for UTEK’s clients.

Principles of Consolidation

UTEK commenced operations in 1997, originally incorporated under the laws of the State of Florida and subsequently under the laws of the State of Delaware in July 1999. The consolidated financial statements include the accounts of UTEK and its wholly owned subsidiaries: UTEK Europe, Ltd. (Europe) and UTEKip, Ltd. (Israel). UTEKip, Ltd. was dissolved in 2008 and all operations of that subsidiary are currently being serviced by UTEK, although the legal entity has not yet been dissolved. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd., Carmi, Inc. (Strategos), and Social Technologies Group, Inc. still exist, but their operations have been assimilated by UTEK and UTEK Europe, Ltd. All intercompany transactions and balances are eliminated in consolidation.

Portfolio investments are held for the purpose of deriving investment income and future capital gains. The financial results of the Company’s portfolio companies are not consolidated in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the three and nine months ended September 30, 2008 balances to conform to the three and nine months ended September 30, 2009 financial statement presentation.

Business Combinations

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for business combinations. The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, there are contingencies based on earnings (commonly referred to as earnouts) included in some of the Company’s purchase agreements. The earnout is recorded as it is earned over the contingency period, which is generally one to three years from the business combination date. With the exception of unresolved income tax matters or the earnout of contingent consideration, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in the Company’s operating results in the period in which the adjustment is determined.

In January 2009, the Company adopted new U.S. GAAP for business combinations, which requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. This new U.S. GAAP requires that more assets and liabilities assumed be measured at fair value as of the acquisition date and that liabilities related to contingent consideration be re-measured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of this new U.S. GAAP for business combinations will depend on the nature of acquisitions completed after the date of adoption.

Cash and Cash Equivalents

The Company considers all highly liquid, fixed income investments with maturities of three months or less at the time of acquisition to be cash equivalents.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was approximately $90,000 and $124,000 as of September 30, 2009 and December 31, 2008, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the assets acquired in connection with the Company’s acquisitions. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of the Company’s acquisitions. In accordance with U.S. GAAP, goodwill is not being amortized but is subject to annual impairment tests. Intangible assets with finite lives are amortized over their estimated useful lives.

As of June 30, 2009, the Social Technologies division of UTEK had significant declines in revenues related to its futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management has terminated the majority of this division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division has suffered a significant adverse change in the business, which includes a projection of continuing operating and cash flow losses. In accordance with U.S. GAAP, the Company determined that there was impairment of this division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million, which is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2009.

Revenue Recognition

Innovation Consulting Services

Related to the Company’s Strategos division, in accordance with U.S. GAAP, revenues on fixed fee contracts are recognized under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. In cases where losses are estimated to be incurred upon completion of contracts, the full provision for such losses is charged to operations when they become known. In addition, some of the Company’s contracts provide for substantial contingent fees if future performance milestones are successfully met. Contingent fees are recorded based on the Company’s estimate of the likelihood of reaching future performance milestones.

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

Innovation consulting membership services consist of Futures Consortium and Futures Interactive management products that allow clients access to information, research, databases and workshops that provide information on trends in different technologies and industries. Revenues are recognized on a contractual basis, generally on an annual basis. These fees are generally collected in advance of the membership period and the revenue is recognized ratably over the respective months, as services are provided.

Certain other consulting revenues are billed on an hourly basis and recognized as incurred.

Sale of Technology Rights

The Company recognizes revenue from the sale of technology rights upon the exchange of the securities of its newly formed companies for cash or securities in the portfolio company that acquires such newly formed company and the technology held by such newly formed company. The Company records revenue based on the fair value of the consideration received. Historically, the consideration received for the rights has been unregistered shares of common or preferred stock of the portfolio company.

Subscription and Other Services

Revenue from the sale of subscriptions to the Company’s websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

Global technology licensing services are performed pursuant to service agreements in which UTEK provides consulting services by identifying and evaluating technology licensing opportunities in exchange for cash, or in previous years, unregistered shares of the portfolio company. These agreements are typically cancelable with thirty days notice.

Revenue from global technology licensing agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For global technology licensing agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as income based on the fair value of the consideration received. At September 30, 2009 and 2008, the Company did not have any global technology licensing agreements for which payment was to be received in stock.

Income Taxes

The Company does not have any income tax benefit or deferred income tax benefit related to its net loss from operations in 2009, nor does it have a deferred tax asset related to its net operating loss carryforward, because of a 100% valuation allowance. The Company does have an income tax benefit from the reversal of a deferred tax liability related to the impairment of an indefinite-lived intangible asset and from foreign tax for the three and nine months ended September 30, 2009.

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

Components of basic and diluted earnings per share are as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2009	2008	2009	2008
Weighted-average outstanding shares of common stock	11,561,091	10,176,742	11,257,663	9,653,725
Dilutive effect of stock options	-	-	-	-

Common stock and common stock equivalents	11,561,091	10,176,142	11,257,663	9,653,725

Shares excluded from calculation of diluted EPS (1)	1,014,400	829,650	1,014,400	829,650

(1)	The shares attributable to outstanding stock options were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net decrease in net assets from operations during the period.

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

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at September 30, 2009. The Company has not experienced any losses on such accounts.

The Company had two major customers during the three months ended September 30, 2009 and four major customer during the three months ended September 30, 2008. The Company had one major customer during the nine months ended September 30, 2009 and five major customers during the nine months ended September 30, 2008. Major customers, those generating greater than 10% of total income from operations, accounted for approximately 22% and 80% of the Company’s revenue during the three months ended September 30, 2009 and 2008, respectively. Major customers accounted for approximately 11% and 66% of the Company’s revenue during the nine months ended September 30, 2009 and 2008, respectively.

The Company’s most significant portfolio investments at September 30, 2009 were in UTEK Real Estate Holdings, Inc., Greenwood Hudson Portfolio, LLC and CytoDyn, Inc. These three investments totaled $6.7 million in fair value and represented 88% of the Company’s investments, excluding the Company’s investments in U.S. Treasuries and certificates of deposits, and 19% of total assets at September 30, 2009.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the fair value of the investments and the purchase price allocation process for business combinations. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 9, 2009.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Topic 820 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. Topic 820 does not change the fair value measurement principles set forth in the original literature. Since adopting Topic 820 in January 2008, UTEK’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in Topic 820 and Topic 825, Financial Instruments. Therefore, UTEK’s adoption of Topic 820 and 825 did not affect its practices for determining the fair value of its investment portfolio and did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued ASC Topic 805, Business Combinations. Topic 805 establishes a model to account for certain pre-acquisition contingencies. Under Topic 805, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in ASC Topic 450, Contingencies, and ASC Topic 450-20, Loss Contingencies. Topic 805 was effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed subsequent to that date. The impact of the adoption of Topic 805 will depend on the nature of acquisitions completed after the date of adoption.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. Topic 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before the financial statements are issued. Topic 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Topic 805 was effective for the Company on June 30, 2009 and had no impact on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All of the Codification’s content carries the same level of authority, and the U.S. GAAP hierarchy will be modified to include only two levels: authoritative and nonauthoritative. Topic 105 was effective for the Company as of July 1, 2009 and did not have a material effect on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 (previously exposed for comments as proposed FSP FAS 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. ASU 2009-05 clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use certain valuation techniques to estimate fair value. ASU 2009-05 was effective for the Company on October 1, 2009 and did not have a material effect on its consolidated financial statements.

2.	Restatement of Prior Financial Information

The financial statements as of December 31, 2008, and for the three and nine months ended September 30, 2008, have been restated to correct the accounting treatment previously accorded the following transaction.

The Company determined that pursuant to the Codification’s guidance in accounting for contingencies, it should have accrued and reported as a liability in its 2008 financial statements a payment obligation which arose in connection with its entry into an employment agreement on March 1, 2008 with its then chief executive officer, Clifford M. Gross, Ph.D. Pursuant to the terms of the employment agreement, Dr. Gross was entitled to receive a payment, at the end of the term of the agreement or if Dr. Gross was terminated for any reason, equal to the number of years Dr. Gross had worked for the Company times $100,000 per year, “grossed-up” to cover any tax liability. At the time of the Company’s entry into the employment agreement, Dr. Gross had been employed by the Company for 10.5 years. Given that the payment obligation was certain to be paid at some point in the future (i.e., when the employment agreement was not renewed at some future date) and the amount of the payment obligation was determinable at the time of entry into the employment agreement, the Company should have accrued and reported such payment obligation as a liability in its financial statements for the quarter ended March 31, 2008 as well as in our subsequent interim and annual financial statements for 2008.

As previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2008, Dr. Gross retired from his position as the Company’s chief executive officer on March 1, 2009, following the conclusion of the term of his employment agreement, including a subsequent extension to the term thereof. Moreover, as disclosed in a Form 8-K filed with the SEC on April 13, 2009, the Company entered into a separation agreement with Dr. Gross that modified the payment terms, but not the monetary obligation amount that Dr. Gross was entitled to receive pursuant to the employment agreement.

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

As of December 31, 2008:

Net assets, as previously reported	$38,852,093
Adjustment to accrue severance liability	(1,651,814)

Net assets, as restated	$37,200,279

Net asset value per share, as previously reported	$3.57
Net asset value per share, as restated	$3.42

For the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
Net decrease in net assets from operations, as previously reported	$(12,315,045)	$(20,758,835)
Adjustment to reverse tax benefit of severance liability	(376,300)	-
Adjustment to accrue severance liability	-	(1,651,814)

Net decrease in net assets from operations, as restated	$(12,691,345)	$(22,410,649)

Net decrease in net assets from operations per share, as previously reported	$(1.21)	$(2.15)
Net decrease in net assets from operations per share, as restated	$(1.25)	$(2.32)

3.	Stock-Based Compensation

The Company had two stock-based equity compensation plans at September 30, 2009. See Note 11 of the consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2008.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% stockholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. During the three and nine months ended September 30, 2009, respectively, the Company granted 211,500 and 436,500 options to purchase shares of common stock. During the three and nine months ended September 30, 2008, respectively, the Company granted 88,500 and 312,500 options to purchase shares of common stock. At September 30, 2009, there were 2,526,274 shares authorized for issuance and the Company had 1,482,087 shares available for future stock option grants under existing plans.

Stock-based compensation cost recognized during the nine months ended September 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with U.S. GAAP. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

In accordance with U.S. GAAP, the Company is required to estimate at the grant date the number of share options for which the requisite service is expected to be rendered. The Company estimated that 80% of the requisite service of its stock options issued from 2006 through 2008 would be rendered. Management revised its estimate of the forfeiture rate of these options in the second quarter of 2009. The revision to the forfeiture rate was accounted for as a change in estimate and its cumulative effect of $65,000, a reduction in stock-based compensation, was recognized in the second quarter of 2009. In connection with this revision, stock-based compensation for prospective periods will also be reduced by $1,425,000 over the next 3.5 years.

The Company recorded approximately $115,000 and $202,000 for the three months ended September 30, 2009 and 2008, respectively, and $438,000 and $560,000 for the nine months ended September 30, 2009 and 2008, respectively, in compensation expense related to share-based payments pursuant to U.S. GAAP. Stock-based compensation expense is included in salaries and wages in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of stock-based compensation expense for the nine months ended September 30, 2009 and 2008 were determined as follows:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected life of options — based on the Company’s historical life of options exercised.

The weighted average input assumptions used and resulting fair values were as follows during the nine months ended September 30, 2009 and 2008.

	2009	2008
Expected dividend yield	0%	0%
Expected volatility	37.66%	35.17%
Risk-free interest rate	1.64%	2.71%
Expected life	4.00 years	4.00 years
Grant date fair value	$1.53	$3.29

Net cash proceeds from the exercise of stock options were approximately $0 and $190,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, there was approximately $1.25 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table represents stock option activity as of and for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – January 1, 2009	988,400	$12.09
Granted	436,500	$4.83
Exercised	-	-
Forfeited/expired/cancelled	(410,500)	$11.55

Options Outstanding – September 30, 2009	1,014,400	$9.19	5.20 years	$19,035

Outstanding Exercisable – September 30, 2009	236,400	$14.00	2.70 years	$562

The total grant date fair value of options vested during the nine months ended September 30, 2009 and 2008 was $435,000 and $352,000, respectively.

4.	Investments

Pursuant to the requirements of the 1940 Act, the Company’s Board of Directors is responsible for determining, in good faith, the fair value of its securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has utilized valuation appraisals provided by an independent valuation service provider for each equity stake in the Company’s portfolio. With respect to equity securities in privately–owned companies, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as the Company’s minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the Company’s private equity valuation. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on the national securities exchange or the OTC Bulletin Board.

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

Without a readily available market value, the value of the Company’s portfolio of securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such securities, and the differences could be material. Substantially all of the Company’s investments owned at September 30, 2009 and December 31, 2008 are stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company uses the first-in, first-out (FIFO) method of accounting for sales of its investments.

Shares of stock in portfolio companies received in exchange for both global technology licensing services and technology transfer transactions are recorded at fair value on the day that the transactions are executed. The fair value of such shares is recorded as revenue in the Company’s statements of operations and as the cost of such shares in the Company’s statements of assets and liabilities. The certificates are received subsequent to the transaction date.

The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy, the provisions of the 1940 Act and U.S. GAAP. U.S. GAAP establishes a fair value hierarchy that encourages and is based on the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. Inputs are classified into one of three categories:

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 9/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$8,077,289	$-	$8,077,289	$-

Technology Transfers

All of the Company’s technology transfers are generally completed as set forth in the Company’s global technology licensing service agreements with its clients. The Company did not complete any technology transfers during the nine months ended September 30, 2009.

During the nine months ended September 30, 2008, the Company completed the following seven technology transfers:

Date	Customer Company Acquiring the Newly Formed Company	Newly Formed Company	Consideration – Unregistered Shares or Cash*		Price per Share (1)
January 28	RIM Semiconductor Company	Broadband Distance Systems, Inc.	60,000,000		$0.015
February 25	Artilium Plc		$125,000 cash	(2)
March 24	RIM Semiconductor Company	Multi-Carrier Communications, Inc.	150,000,000		0.006
March 31	Platina Energy Group Inc.	Enhanced Oil Recovery Technologies, Inc.	92,000 preferred	(3)	8.640
June 10	World Energy Solutions, Inc.	Advanced Alternative Energy, Inc.	100,000 preferred	(4)	8.7500
June 26	CSMG Technologies, Inc.	Carbon Capture Technologies, Inc.	371,020		0.936
September 26	World Energy Solutions, Inc.	H-Hybrid Technologies, Inc.	100,000 preferred	(5)	7.50

*	Unless otherwise noted, the Company received unregistered shares of common stock of the customer company.
(1)	Represents the valuation price per share at the date of acquisition.
(2)	Represents a technology transfer assistance fee the Company received for assisting Artilium Plc with an acquisition.
(3)	Preferred F shares convertible into common shares based on a value of $1,324,800.
(4)	Preferred B shares convertible into common shares based on a value of $3,500,000.
(5)	Preferred B shares convertible into common shares based on a value of $3,750,000.

5.	Notes Payable and Other Debt

The Company repaid its $750,000 draw on its $1 million secured line of credit during the second quarter of 2009. This line of credit was not renewed by the bank as of June 8, 2009.

The Company secured a new $450,000 line of credit with a new creditor during the third quarter of 2009. The Company had a draw of $250,000 on this line of credit at September 30, 2009, which is due on demand and accrues interest, payable monthly, at the higher of the Wall Street Journal Prime Index or the minimum rate of 5.25% (5.25% at September 30, 2009).

6.	Stockholders’ Equity

On June 4, 2009, UTEK and Tom Conger entered into an Amendment to the Stock Exchange Agreement and Escrow and Lock-up Agreement and an Amendment to Tom Conger’s Employment Agreement (collectively, the “Amendments”). Pursuant to the Amendments, Mr. Conger tendered his resignation on October 10, 2009, at which time he became entitled to receive the full amount of the remaining 485,607 Escrowed Shares related to the acquisition of Social Technologies in October 2008. In connection therewith, the Company recorded severance compensation expense of $2,544,580, which is included in salaries and wages in the consolidated financial statements, during the nine months ended September 30, 2009. These shares are not available for sale, transfer or assignment by Mr. Conger until October 10, 2011.

7.	Commitments and Contingencies

Bonus Plans

The Company has a Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan. There was no bonus accrual in connection with the Strategos Bonus Plan for the nine months ended September 30, 2009.

The Company has an Innovaro Bonus Plan for qualifying Innovaro division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Innovaro to maintain sufficient operating cash. Awards are to be paid out by September 30th of each year and are accrued on a quarterly basis. Approximately 75% to 85% of Innovaro net income will be paid out in connection with this bonus plan. There was no bonus accrual in connection with the Innovaro Bonus Plan for the nine months ended September 30, 2009.

The Company has a Social Technologies Bonus Plan for qualifying Social Technologies division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Social Technologies to maintain sufficient operating cash. The Company accrued $225,000 in connection with the Social Technologies Bonus Plan for the nine months ended September 30, 2009.

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

The Company’s principal areas of activity are providing technology transfer services and supporting innovation consulting and subscription services. The Company previously had three reportable geographic operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes the Company’s wholly owned subsidiary UTEK Europe, Ltd., the Israel segment includes the Company’s wholly owned subsidiary UTEKip, Ltd., and the United States segment includes UTEK Corporation. UTEKip, Ltd. was dissolved in the second quarter of 2008 and all operations of that segment are currently being serviced by the U.S. segment.

A summary of income from operations and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets September 30, 2009	$5,958,314	$18,331,379	$24,289,693
Total assets September 30, 2009	6,579,197	28,918,125	35,497,322
Long-lived assets December 31, 2008	5,659,892	20,903,434	26,563,326
Total assets December 31, 2008	6,304,527	39,581,682	45,886,209

	For the Three Months Ended September 30, 2009
	United Kingdom	United States	Total
Revenue	$464,764	$1,876,417	$2,341,181
Loss before income taxes	(195,235)	(871,664)	(1,066,899)
Depreciation and amortization	112,772	271,914	384,686

	For the Three Months Ended September 30, 2008 (Restated)
	United Kingdom	Israel	United States	Total
Revenue	$644,897	$-	$6,413,509	$7,058,406
Loss before income taxes	(155,532)	-	(1,143,907)	(1,299,439)
Depreciation and amortization	123,002	-	269,208	392,210

	For the Nine Months Ended September 30, 2009
	United Kingdom	United States		Total
Revenue	$1,540,788	$6,223,876		$7,764,664
Loss before income taxes	(374,564)	(9,174,672	)(2)	(9,549,236)
Depreciation and amortization	320,855	885,922		1,206,777

	For the Nine Months Ended September 30, 2008 (Restated)
	United Kingdom	Israel		United States		Total
Revenue	$1,127,773	$8,638		$14,517,179		$15,653,590
Loss before income taxes	(251,593)	634,433	(1)	(4,598,409	)(1)	(4,215,569)
Depreciation and amortization	195,290	2,750		465,064		663,104

(1)	During the nine months ended September 30, 2008, the Company dissolved UTEKip, Ltd., which resulted in a gain for the Israel segment and an offsetting loss for the U.S. segment of approximately $753,000. The Company dissolved UTEKip, Ltd. with the transfer of operations to the U.S. segment.
(2)	During the nine months ended September 30, 2009, the Company recognized a $2.4 million impairment loss for the U.S. segment.

The Company has four reportable product segments: technology transfer business; innovation consulting comprised of the consulting portion of Social Technologies, Strategos and Innovaro businesses; subscription services comprised of the Company’s online licensing services business; and all other consulting services comprised of patent analytics, global technology licensing and other services. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of income from operations and other financial information by reportable product segment is shown below:

	For the Three Months Ended September 30, 2009
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Revenue	$-	$1,580,009	$473,707	$285,365	$2,100	$2,341,181
Loss before income taxes	-	13,183	69,499	97,436	(1,247,017)	(1,066,899)

	For the Three Months Ended September 30, 2008 (Restated)
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Revenue	$750,000	$5,139,683	$536,934	$496,858	$134,931	$7,058,406
Loss before income taxes	189,125	285,793	(40,580)	(17,227)	(1,716,550)	(1,299,439)

	For the Nine Months Ended September 30, 2009
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Revenue	$-	$5,300,331	$1,568,535	$836,194	$59,604	$7,764,664
Loss before income taxes	-	(5,459,867)	241,643	(21,466)	(4,309,546)	(9,549,236)

	For the Nine Months Ended September 30, 2008 (Restated)
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Consulting	Administrative and Other	Total
Revenue	$4,684,680	$7,719,310	$1,557,292	$1,437,922	$254,386	$15,653,590
Loss before income taxes	2,039,170	380,473	(130,629)	(201,112)	(6,303,471)	(4,215,569)

9.	Employee Benefit Plan

On February 1, 2009, the Company adopted the UTEK Corporation 401k Plan (the “Plan”) for employees of the Company and its subsidiaries. The Plan allows employees who satisfy the service requirements of the Plan, which include being 21 years of age and having three months of service, to contribute pre-tax wages to the Plan, subject to legal limits. The Company matches 100% of the first 3%, and 50% of the second 2%, of compensation contributed by employees. The Company’s contributions vest immediately and were approximately $122,000 during the nine months ended September 30, 2009.

10.	Related Party Transactions

The Company paid rent of approximately $269,000 and $255,000 to Ybor City Group, Inc., a subsidiary of UTEK Real Estate Holdings, Inc., during the nine months ended September 30, 2009 and 2008, respectively. In addition, the Company owes Ybor City Group, Inc. approximately $447,000, which is included in accounts payable and accrued expenses in the consolidated financial statements, as of September 30, 2009.

11.	Subsequent Events

On October 1, 2009, the Company filed a notification on Form N-54C with the SEC withdrawing its election to be regulated as a BDC under the 1940 Act. As such, the Company will be reporting as an operating company as of October 1, 2009.

The Company has determined, based on its current business focus and the fact that the equity interests it holds have constituted a declining amount of its assets over the last couple of years, that the Company is not currently required to be regulated as a BDC under the 1940 Act. In this regard, the Company’s current business focus is to provide consulting and technology transfer services to companies in exchange for cash (and not equity interests). Thus, because of the Company’s current business focus of providing consulting and technology transfer services to companies in exchange for cash (and not equity interests), the Company is operating, and intends to continue to operate, as an operating company rather than an investment company.

Accordingly, and after careful consideration of the requirements applicable to BDCs under the 1940 Act, the cost of compliance with the provisions of the 1940 Act and a thorough assessment of the Company’s current business model, the Company’s Board of Directors determined that continuation as a BDC is not in the best interests of the Company and its stockholders at the present time.

Under its current business model, the Company intends at all times to conduct its activities in such a way that it will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, the Company will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company intends to conduct its business in a manner so that it will at no time own or propose to acquire investment securities having a value exceeding 40% of the Company’s total assets at any one time.

As an operating company, the Company will be required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Rosbon LLC, ABM of Tampa Bay, Inc., 22nd Street of Ybor City, Inc., Ybor City Group, Inc. and Cortez 114, LLC. Under investment company accounting, these companies were included as portfolio companies and their financial results were not consolidated into UTEK.

On October 22, 2009, the Company entered into a Note and Warrant Purchase Agreement with Gators Lender, LLC (the “Lender”), pursuant to which the Company borrowed $1,750,000 from the Lender. In connection with this transaction, the Company issued a Promissory Note (the “Note”) to the Lender in the principal amount of $1,750,000. UTEK Real Estate Holdings, Inc., a wholly owned subsidiary of the Company, is a co-borrower under the Note.

Pursuant to an Absolute Guaranty of Payment and Performance, this loan is guaranteed by all of the Company’s subsidiaries, including newly formed subsidiaries. In addition, this guaranty is secured pursuant to a Mortgage and Security Agreement encumbering vacant real property located in Hernando County, Florida, which is owned by Cortez 114, LLC, a subsidiary of the Company.

Interest is payable on the outstanding principal amount of the Note at an annual rate of 8%. Interest is payable on a quarterly basis, in arrears, on the 15th day of each month, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012. The entire principal amount outstanding may be repaid earlier at the discretion of the Company, subject to certain prepayment penalties. The Note also includes customary event of default provisions, including the failure to make timely payments, material misrepresentations, change of control of the Company, defaults on other obligations in excess of $100,000, the grant of a senior security interest on the property securing this loan, the liquidation of the Company, bankruptcy and certain judicial judgments.

As additional consideration for this loan, the Company also entered into a Warrant Agreement with the Lender to allow the Lender to purchase up to 437,500 shares of the Company’s common stock at any time until October 22, 2014. Pursuant to the Warrant Agreement, the exercise price to purchase shares of the Company’s common stock will be equal to 105% of the volume weighted average closing price of the Company’s common stock for the five consecutive trading days immediately preceding the date of delivery by the Lender to the Company of the “Notice of Determination of the Exercise Price,” which must be delivered prior to the 90th day after the date of the Warrant Agreement. In the event that such notice is not delivered prior to the 90th day after the date of the Warrant Agreement, then the exercise price to purchase shares of the Company’s common stock will be equal to 105% of the volume weighted average closing price of the common stock for the five consecutive trading days immediately preceding the date of the Warrant Agreement. The exercise price is subject to certain conditions and adjustments, including as a result of any dividends declared on the Company’s common stock, prior to the issuance of the Company’s common stock pursuant to the Warrant Agreement.

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

Restatement

On April 22, 2009, our Audit Committee and Board of Directors concluded that our previously issued financial statements for the fiscal year 2008 contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and the financial statements for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008 contained in our Quarterly Reports on Form 10-Q should be restated. We have restated such financial statements and certain financial information as contained in our Form 10-K/A and Forms 10-Q/A for the aforementioned periods as filed on May 7, 2009.

We determined that pursuant to U.S. GAAP for accounting for contingencies, we should have accrued and reported as a liability in our 2008 financial statements a payment obligation which arose in connection with our entry into an employment agreement on March 1, 2008 with our then chief executive officer, Clifford M. Gross, Ph.D. Pursuant to the terms of the employment agreement, Dr. Gross was entitled to receive a payment, at the end of the term of the agreement or if Dr. Gross was terminated for any reason, equal to the number of years Dr. Gross had worked for us times $100,000 per year, “grossed-up” to cover any tax liability. At the time of our entry into the employment agreement, Dr. Gross had been employed by us for 10.5 years. Given that the payment obligation was certain to be paid at some point in the future (i.e., when the employment agreement was not renewed at some future date) and the amount of the payment obligation was determinable at the time of entry into the employment agreement, we should have accrued and reported such payment obligation as a liability in our financial statements for the quarter ended March 31, 2008 as well as in our subsequent interim and annual financial statements for 2008.

As previously disclosed in our Form 10-K/A for the year ended December 31, 2008, Dr. Gross retired from his position as our chief executive officer on March 1, 2009, following the conclusion of the term of his employment agreement, including a subsequent extension to the term thereof. Moreover, as disclosed in a Form 8-K filed with the SEC on April 13, 2009, we entered into a separation agreement with Dr. Gross that modified the payment terms, but not the monetary obligation amount that Dr. Gross was entitled to receive pursuant to his employment agreement.

See Note 2 “Restatement of Prior Financial Information” of the Notes to the Financial Statements included in this Form 10-Q for a detailed discussion of the effect of this restatement.

Overview

Recent Business Developments

On October 1, 2009, we filed a notification on Form N-54C with the SEC withdrawing our election to be regulated as a BDC under the 1940 Act. As such, we will be reporting as an operating company as of October 1, 2009.

In connection with our plan to de-elect BDC status, we liquidated a portion of our investment portfolio during 2009. We sold some or all of our shares in a significant number of our portfolio companies for $2.6 million in cash and other assets, which resulted in realized losses of $49.6 million and unrealized appreciation of $42.9 million related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

On July 16, 2009, our stockholders voted in favor of a proposal to authorize the Board of Directors to de-list our common stock from the Alternative Investment Market (“AIM”) of the London Stock Exchange. On July 23, 2009, the Board of Directors de-listed us from the AIM.

During 2009, we have been focusing on the continued integration of the four businesses that we acquired in 2008. However, the revenues from certain of our divisions have decreased as a result of the adverse economic conditions. In response to these conditions, we have made significant efforts to reduce our overhead costs, which included a reduction in the number of employees throughout the Company.

As of June 30, 2009, our Social Technologies division had significant declines in revenues related to its futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management has terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division has suffered a significant adverse change in the business, which includes a projection of continuing operating and cash flow losses. We determined that there was impairment of the division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million, which is included in the operating results for the nine months ended September 30, 2009.

Subsequent to the end of the third quarter, we entered into a Note and Warrant Purchase Agreement, pursuant to which we borrowed $1,750,000 on October 22, 2009. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012. We plan to use the proceeds to fund our next stage of growth and drive further adoption of our online licensing platforms.

Executive Summary

We help clients become stronger innovators, develop compelling strategies to drive growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business.

With our services, companies can:

1)	Identify and develop new product segments and markets;

2)	Fight commoditization of product lines and better understand the technology and emerging marketplace trends;

3)	Grow sales through enhanced innovation capabilities; and

4)	Improve ROI by decreasing R&D costs and leveraging external sources of technology.

During 2008, we acquired four companies to enhance our ability to provide end-to-end innovation services. We will continue to seek to acquire additional innovation services companies to enhance our capabilities or expand the territories in which we operate.

We are continuing the integration and collaboration between the IP licensing and consulting divisions of our business. The underlying strategic goal of the consulting divisions remains to drive long term shareholder value by ultimately increasing the pace of our IP licensing.

In addition, our consulting divisions are working together to offer new services, which has earned us business that we otherwise might have lost if pursued separately. All divisions continue to look for more opportunities to work together and secure business where appropriate, including sharing market intelligence and sales activities, experimenting with different approaches for cross-selling the work of other divisions, and creating sales materials that best explain the emerging end-to-end innovation services offered.

Through the acquisition of Pharmalicensing, we have the capability to represent our clients on sell-side IP engagements. The online part of our business is scalable due to the internet’s global reach and, importantly, it leverages 12 years of experience in conducting licensing transactions.

Partnering is an important component in the development of new pharmaceutical products. A key element for growth on the Pharmalicensing platform is the newly expanded Partnering Search service. The Partnering Search service utilizes our own proprietary databases and networks, and identifies appropriate partners based exactly on our client’s clearly stated partnering needs. Through this service, we not only identify prospective partners, but also effectuate a discrete and anonymous introduction between our client and the prospective partner, under confidentiality, whereby they can begin their own negotiations, eventually leading to successful business relationships.

Financial Condition

Our total assets were $35.5 million and our net assets were $28.1 million at September 30, 2009, compared to $45.9 million and $37.2 million at December 31, 2008, respectively. Net asset value per share was $2.42 at September 30, 2009 and $3.42 at December 31, 2008. At September 30, 2009, we had $891,000 in debt outstanding, $1.1 million in cash and cash equivalents and $490,000 of investments in U.S. Treasuries and certificates of deposit.

Income from operations for the nine months ended September 30, 2009 totaled approximately $7.8 million compared to $15.7 million for the nine months ended September 30, 2008. Of the $15.7 million in income from operations for the nine months ended September 30, 2008, $4.6 million was in the form of unregistered shares of common stock as opposed to cash proceeds. All income for the nine months ended September 30, 2009 was received in cash. Net loss from operations for the nine months ended September 30, 2009 totaled approximately $9.3 million compared to $8.1 million for the same period of 2008. Net realized losses on investments totaled approximately $49.6 million for the nine months ended September 30, 2009 compared to $3.8 million, net of deferred tax effect, for the same period of 2008. In this regard, we received gross proceeds of cash and other assets of $2.6 million for the nine months ended September 30, 2009 and $1.9 million in cash for the same period of 2008 in connection with the sale of the securities we received in connection with our global technology licensing agreements and technology transfers. Proceeds received in connection with the sale of our investments for the nine months ended September 30, 2009 included $682,000 in cash, $218,000 in common stock, $201,000 in an additional investment in UTEK Real Estate Holdings, Inc., and

$1.5 million in a note receivable. Net change in unrealized appreciation (depreciation) of investments was $44.3 million for the nine months ended September 30, 2009 compared to $(10.6 million), net of deferred tax benefit, for the same period of 2008. The net change in unrealized appreciation of $44.3 million for the nine months ended September 30, 2009 was primarily related to the reversal of previously recorded unrealized depreciation upon the sale of investments for a realized loss.

Subsequent to the end of the third quarter of 2009, we entered into a Note and Warrant Purchase Agreement, pursuant to which we borrowed $1,750,000 on October 22, 2009. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012.

Current Market Conditions

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in late 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial markets and caused increasing global economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital, including us and our portfolio companies. Moreover, the deterioration in the equity markets has had a significant impact on the valuations of our investments and the cash proceeds that we have been able to obtain upon the sale of our investments. Although the market conditions have recently improved, there has not been a significant increase in the value of our portfolio companies as many of them were permanently impaired as a result of the economic uncertainty over the past two years.

Portfolio Activity

The following is a list of significant changes in our portfolio during the nine months ended September 30, 2009:

•

The sale of some or all of our shares in a significant number of our portfolio companies for approximately $2.6 million in cash and other assets, which resulted in realized losses of $49.6 million, and

•	Net unrealized appreciation of $44.3 million, which is primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

The Company’s most significant portfolio investments at September 30, 2009 were in UTEK Real Estate Holdings, Inc., Greenwood Hudson Portfolio, LLC and CytoDyn, Inc. These three investments totaled $6.7 million in fair value and represented 88% of our investments, excluding our investments in U.S. Treasuries and certificates of deposits, and 19% of total assets at September 30, 2009.

While the realized and unrealized losses can be significant, failures among small cap companies are not unexpected and may occur in the future. The current portfolio is comprised of 14 holdings. Many of these positions are in small capitalization companies, which over time may have high failure rates due to a variety of factors. For clients that fail, we may lose the entire amount of capital spent acquiring and transferring the technology to them.

The value of our investments can fluctuate due to factors that are specific to each investment (e.g., inability of these companies to obtain additional capital, to execute their business model, or termination or obsolescence of their technology licenses, etc.) or to general marketplace factors. Moreover, many of these companies have been negatively impacted by the economic uncertainty, which has lead to greater difficulty in our ability to sell our equity investments in such companies at acceptable levels, or at all.

Results of Operations

Revenue

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(in thousands, except percentages)	2009	2008		2009	2008
Innovation consulting services	$1,580	$5,139	(69)%	$5,300	$7,719	(31)%
Sale of technology rights	-	750	(100)%	-	4,685	(100)%
Subscription and other services	759	1,034	(27)%	2,405	2,995	(20)%
Investment and other income, net	2	135	(98)%	60	255	(77)%

Income from operations	$2,341	$7,058	(67)%	$7,765	$15,654	(50)%

Innovation Consulting Services

Innovation consulting services revenue decreased $3.6 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. During the third quarter of 2009, we had the innovation consulting income of one more division, acquired late in 2008, than we did in the third quarter of 2008. In comparing these results, it must be noted that the third quarter of 2008 was a record quarter for Strategos. However, the revenue of all of our innovation consulting companies continued to suffer during the third quarter of 2009 due to the adverse economic conditions.

Innovation consulting services revenue decreased $2.4 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we had the innovation consulting income of three divisions, which were acquired in 2008. During the nine months ended September 30, 2008, we only had the innovation consulting income of two of these divisions for only a portion of the period. However, the revenue of all of our acquired innovation consulting companies suffered significantly throughout 2009 due to the adverse economic conditions.

We expect innovation consulting services revenue to remain relatively flat to current levels for the remainder of 2009.

Sale of Technology Rights

Sale of technology rights revenue decreased as a result of our not having completed any technology transfers during the three and nine months ended September 30, 2009 compared to having completed one technology transfer during the three months ended September 30, 2008 and seven technology transfers during the nine months ended September 30, 2008.

To mitigate the risk of declining stock prices with respect to the stock consideration we have historically received in connection with our technology transfers, in the future we intend to complete most technology transfers for cash as opposed to stock. As a result, we expect our revenues from the sale of technology rights in the near-term will continue to be significantly lower than our historical revenues from such transactions.

Subscription and Other Services

Our subscription and other services revenue includes online licensing services income from our website subscriptions, global technology licensing income, patent analytic fees and various other service revenues.

Our online licensing services division had website subscription income of approximately $439,000 and $536,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.46 million and $1.56 million for the nine months ended September 30, 2009 and 2008, respectively. We have been able to keep this income source stable due to a new product sold through Pharmalicensing called Partnering Search. Through this program, we use our partnering experts to search for partners on behalf of the customers as well as to provide a fully qualified list of target companies, instructions on how to contact target companies, make introductions and coordinate initial contact/conference calls.

Our global technology licensing income was approximately $194,000 and $196,000 for the three months ended September 30, 2009 and 2008, respectively, and $592,000 and $577,000 for the nine months ended September 30, 2009 and 2008, respectively. We have been able to keep this income source stable and have recently increased the price of our services and are concentrating on providing improved services to a few select clients.

Other patent analytic and other services income was $127,000 and $302,000 for the three months ended September 30, 2009 and 2008, respectively, and $348,000 and $861,000 for the nine months ended September 30, 2009 and 2008, respectively. This income source has deteriorated in current periods in response to economic conditions.

We expect the subscription and other services revenue to remain relatively flat for the remainder of 2009.

Investment and Other Income, net

Investment and other income decreased by $133,000 and $195,000 for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, as a result of a decrease in the cash and cash equivalents balances, as well as lower interest rates during 2009. We expect investment income to begin to trend upward for a short time in connection with loan proceeds received in the fourth quarter of 2009. We plan to use the proceeds to fund our next stage of growth and drive further adoption of our online licensing platforms.

Our income from operations can vary substantially on a quarterly basis due to a variety of factors. Therefore, quarterly income from operations should not be annualized to predict expected annual results and may not be indicative of future performance.

Expenses

Direct Costs of Innovation Consulting Services

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Direct costs of innovation consulting services	$1,346	$4,568	(71)%		$4,967	$6,886	(28)%
As a percent of innovation consulting services	85%	89%	(4	)ppt	94%	89%	5	ppt

* The abbreviation “ppt” denotes percentage points.

Direct costs of innovation consulting services are comprised of salaries and related taxes, bonuses, certain outside services and other direct project costs related to innovation consulting services revenue. This expense line item was created in the second quarter of 2008 as a result of the acquisitions of Strategos, and subsequently Innovaro and Social Technologies Group.

Direct costs of innovation consulting services decreased $3.2 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Direct costs of innovation consulting services decreased $1.9 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These reductions are a direct result of the innovation consulting income being adversely affected by the downturn in the economy. With less projects being completed, we have taken steps to reduce direct costs, including reductions in staff and the use of outside consultants, as well as reduced hours for certain remaining staff. There has also been a significant reduction in the bonus accrual, which was a large portion of this expense during 2008.

We expect these cost reductions to continue for our consulting services division during the remainder of 2009.

Acquisition of Technology Rights

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Acquisition of technology rights	$-	$300	(100)%		$-	$1,780	(100)%
As a percent of sale of technology rights	-%	40%	(40	)ppt	-%	38%	(38	)ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 was due to the Company not having completed any technology transfers during the first nine months of 2009 compared to having completed one and seven technology transfers during the three and nine months ended September 30, 2008, respectively.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. We expect that the acquisition of technology rights costs will continue to decrease in 2009 in comparison to 2008 in conjunction with a decrease in the related revenue. In addition, we continue to focus on technology transfers for cash remuneration or equity transfers that do not require significant amounts of up-front cash costs.

Salaries and Wages

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008 (Restated)
Salaries and wages	$534	$1,141	(53)%		$4,768	$5,157	(8)%
As a percent of revenue	23%	16%	7	ppt	61%	33%	28	ppt

Salaries and wages include non-sales employee and officer salaries, severance costs, and related benefits including bonuses and stock-based compensation. Salaries and wages decreased by $607,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease includes $379,000 due to a significant reduction in employees, $134,000 due to the retirement of our CEO and $87,000 due to a decrease in stock compensation expense.

Salaries and wages decreased by $389,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we had a $2.55 million charge to salaries and wages related to the modification of the acquisition and employment agreements with the division manager of our Social Technologies division versus having had a $1.65 million charge for our CEO’s severance liability in the corresponding period of 2008. The offsetting decrease of approximately $1.28 million in 2009 relates to the reduction in employees and the retirement of our CEO, as well as a decrease in stock compensation expense of $122,000.

We expect that salaries and wages expense will continue to decrease throughout the remainder of 2009 in comparison to 2008.

Professional Fees

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Professional fees	$230	$276	(17)%		$650	$834	(22)%
As a percent of revenue	10%	4%	6	ppt	8%	5%	3	ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $46,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This is a result of a $20,000 decrease in legal fees related to acquisitions made in 2008 and a $37,000 decrease in valuation expenses due to the reduced number of investment holdings in 2009, partially offset by a modest increase in accounting fees in 2009.

Professional fees decreased by $185,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This is a result of a $116,000 decrease in legal fees related to acquisitions made in 2008 and a $91,000 decrease in valuation expenses due to the reduced number of investment holdings in 2009, partially offset by an increase in accounting fees in 2009.

We expect that professional fees will continue to decrease throughout the remainder of 2009 in comparison to 2008.

Sales and Marketing

	Three months ended September 30,		Percentage Change		Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008			2009	2008
Sales and marketing	$293	$602	(51)%		$1,067	$1,836	(42)%
As a percent of revenue	13%	9%	4	ppt	14%	12%	2	ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Sales and marketing expenses decreased by $309,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This is a result of a reduction in sales salaries, commissions and marketing costs.

Sales and marketing expenses decreased by $769,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This is primarily related to a reduction in sales salaries and commissions caused by downsizing the number of employees in all areas of the company, including sales staff, and a significant reduction in marketing expenses.

We expect that sales and marketing expenses will continue to decrease through the remainder of 2009 in comparison to 2008.

General and Administrative

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008		2009	2008
General and administrative	$621	$1,079	(42)%	$2,286	$2,713	(16)%
As a percent of revenue	27%	15%	12 ppt	29%	17%	12 ppt

General and administrative expenses decreased by $458,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. We experienced a $108,000 reduction in investor relations and investment banking fees by eliminating our outside provider, a $115,000 reduction in bad debt due in part to a stronger collection process, a $36,000 reduction in payroll taxes related to a decrease in payroll, and a $90,000 reduction in outside consulting costs, as well as other reductions resulting from an overall plan to reduce all aspects of overhead.

General and administrative expenses decreased by $426,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We experienced a $247,000 reduction in investor relations, investment banking and public relations fees by eliminating our outside providers, a $98,000 reduction in payroll taxes related to a decrease in payroll, and a $160,000 reduction in outside consulting costs related to three acquisitions during the first nine months of 2008, in addition to other reductions resulting from an overall plan to reduce all aspects of overhead. These decreases were partially offset by a $180,000 increase in rent, insurance and interest costs and a $53,000 increase in retirement costs, all related to the companies acquired in 2008.

We expect that sales and marketing expenses will continue to decrease through the remainder of 2009 in comparison to 2008. We continue to explore avenues to cut costs in this adverse economic environment.

Depreciation and Amortization

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008		2009	2008
Depreciation and amortization	$385	$392	(2)%	$1,207	$663	82%
As a percent of revenue	16%	6%	10 ppt	16%	4%	12 ppt

The increase in depreciation and amortization expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is a direct result of the four business acquisitions made during 2008. We acquired $12.4 million in intangible assets and $310,000 in fixed assets during 2008 in connection with these acquisitions, which have significantly increased our quarterly depreciation and amortization expense.

Impairment Loss

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008		2009	2008
Impairment loss	$-	$-	-%	$2,368	$-	-%
As a percent of revenue	-%	-%	- ppt	31%	-%	31 ppt

As of June 30, 2009, our Social Technologies division had significant declines in revenues related to their futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division has suffered a significant adverse change in the business, which includes a projection of continuing operating and cash flow losses. We determined that there was impairment of the division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million, which is recorded in the nine months ended September 30, 2009.

Net Realized Gains (Losses) on Investments

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008		2009	2008
Realized gains/ (losses)	$(12,156)	$(275)	4,316%	$(49,591)	$(3,752)	1,222%

Net realized losses on investments amounted to $12,156,063 for the three months ended September 30, 2009 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Cyberlux Corporation – preferred shares	148,000	$(1,805,346)
The Renewable Corporation	2,971	(2,413,005)
Klegg Electronics, Inc.	10,839,972	(2,221,204)
Island Gas Resources Plc	2,500	(4,478,732)
Pathway One Plc	3,000,000	(297,618)
Platina Energy Group, Inc.	92,000	(573,876)
All other investments sold		(366,282)

Total		$(12,156,063)

Net realized losses on investments, net of income tax effect, amounted to $275,303 for the three months ended September 30, 2008 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Material Technologies, Inc.	1,308,241	$(220,982)
All other investments sold		(54,321)

Total		$(275,303)

Net realized losses on investments amounted to $49,591,193 for the nine months ended September 30, 2009 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Advanced Medical Isotope Corporation – preferred shares	95,000	$(1,387,427)
Advanced Refractive Technologies, Inc. – common and preferred shares	various	(3,369,544)
American Soil Technologies, Inc.	6,498,845	(1,010,585)
Avalon Oil and Gas, Inc.	3,373,107	(1,595,566)
Cyberlux Corporation – common and preferred shares	various	(2,133,210)
CytoDyn, Inc.	2,768,000	(2,622,757)
Eclips Energy Technologies, Inc.	9,790,530	(1,906,981)
Island Gas Resources Plc	2,500	(4,478,732)
Stealth MediaLabs, Inc.	4,221,165	(1,192,848)
Klegg Electronics, Inc.	15,009,402	(4,543,913)
Rim Semiconductor Company	210,000,000	(1,251,861)
MATECH Corporation	17,823	(2,872,617)
NutriPure Beverages, Inc. – common shares	69,237	(1,137,017)
Tesla Vision Corporation – common and preferred shares	various	(3,074,753)
The Renewable Corporation	2,971	(2,413,005)
Trio Industries Group, Inc.	7,787,565	(8,611,409)
UBA Technology, Inc. – common and preferred shares	various	(2,285,649)
All other investments sold		(3,703,319)

Total		$(49,591,193)

Net realized losses on investments, net of income tax effect, amounted to $3,752,177 for the nine months ended September 30, 2008 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Avalon Oil and Gas, Inc.	247,200	$(235,050)
Broadcast International, Inc.	478,562	479,441
EcoSystem Corporation	922,446	(1,513,603)
Industrial Biotechnology Corporation	2,491	(1,805,369)
Material Technologies, Inc.	2,728,243	(323,273)
All other investments sold		(354,323)

Total		$(3,752,177)

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

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In thousands, except percentages)	2009	2008		2009	2008
Unrealized appreciation/(depreciation)	$10,768	$(6,542)	(265)%	$44,292	$(10,589)	(518)%

Net change in unrealized appreciation (depreciation) on investments amounted to $10,768,155 for the three months ended September 30, 2009 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Effect of recognition of realized gains (losses)	$11,238,003
Eclips Energy Technologies, Inc.	(676,366)
MATECH Corporation	(502,500)
All other investments	709,018

Total	$10,768,155

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(6,541,649) for the three months ended September 30, 2008 and was related to our investments as follows:

Portfolio Company	Net unrealized Appreciation (Depreciation)
Cyberlux Corporation	$(409,584)
Oxygen Biotherapeutics, Inc. – warrants	(371,725)
World Energy Solutions, Inc.	(227,276)
Advanced Refractive Technologies, Inc.	(216,237)
MachineTalker, Inc.	(277,858)
Cytodyn, Inc.	217,172
All other investments	(451,523)
Deferred tax asset valuation allowance	(4,804,618)

Total	$(6,541,649)

Net change in unrealized appreciation (depreciation) on investments amounted to $44,292,068 for the nine months ended September 30, 2009 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Effect of recognition of realized gains (losses)	$42,937,888
Eclips Energy Technologies, Inc.	294,262
Websky, Inc.	685,848
All other investments	374,070

Total	$44,292,068

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(10,589,276) for the nine months ended September 30, 2008 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Advanced Refractive Technologies, Inc.	$(648,274)
Cyberlux Corporation	(746,094)
Emission & Power Solutions, Inc.	(969,603)
Material Technologies, Inc.	(2,575,969)
Manakoa Services Corporation	(510,498)
Pathway One Plc	(448,753)
RIM Semiconductor Company	(1,117,982)
World Energy Solutions, Inc.	(1,036,651)
All other investments	2,269,166
Deferred tax asset valuation allowance	(4,804,618)

Total	$(10,589,276)

The total net unrealized depreciation of $10.6 million for the nine months ended September 30, 2008 included $2.8 million in appreciation related to the reversal of unrealized depreciation on various investments upon their sale during the period.

Overall negative equity market conditions and a weakening U.S. economy have resulted in significant decreases in market prices for some of our portfolio companies. This has resulted in significant unrealized depreciation on many of our investments during 2008 and 2009. A significant amount of the accumulation of these losses has been realized during 2009 in connection with the sale or exchange of the majority of these investments.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $1.1 million. We also had investments in certificates of deposit (CDs) of $490,000. We typically invest our excess cash in U.S. Treasuries and CDs, which normally have three-month to one-year maturities. These investments do not qualify as cash equivalents.

Our primary sources of liquidity and capital for the nine months ended September 30, 2009 were $8.5 million in cash received from customers in connection with operations and $682,000 in cash proceeds generated from the sale of shares of our portfolio companies. During the nine months ended September 30, 2009, we experienced a decrease in cash and cash equivalents of approximately $2.8 million. This amount included one-time payments of $944,000 to our former CEO for a severance liability and $292,000 for Strategos’ 2008 tax liability resulting from the acquisition. This resulted in approximately $1.6 million of our cash burn having been utilized for operating expenses.

We had significant non-cash expenses contributing to our operating losses during the nine months ended September 30, 2009. These included $2.5 million in severance compensation cost for the manager of our Social Technologies division, $1.2 million in amortization and depreciation costs and $2.4 million in goodwill and intangible asset impairment charges related to the Social Technologies division. In addition, we have significantly reduced our operating expenses since the first quarter of 2009. As a result, ongoing corporate operating expenses have been reduced by approximately $6.5 million for the nine months ended September 30, 2009 compared to the same period of 2008.

Subsequent to the end of the third quarter, we entered into a Note and Warrant Purchase Agreement, pursuant to which we borrowed $1,750,000 on October 22, 2009. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, our investments in certificates of deposit, as well as with cash generated by operations and the potential sales of our investments, including real estate, as well as the proceeds received in connection with the Note and Warrant Purchase Agreement entered into on October 22, 2009. As a result of our progress in significantly reducing our overhead expenses, we believe that these sources will be sufficient to meet working capital needs, capital requirements, and current commitments for the next twelve months.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. We consider the following accounting policies and related estimates to be critical:

Valuation Methodology

Currently, we primarily receive cash in connection with our global technology licensing agreements and illiquid securities in connection with our technology transfers. Historically, we primarily received illiquid securities in connection with both our global technology licensing agreements and technology transfers. The securities received were generally subject to restrictions on resale and generally are thinly traded or have no established market.

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

U.S. GAAP requires us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with U.S. GAAP, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

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

The fair value of our investments at September 30, 2009 and December 31, 2008 was determined by our Board of Directors. At September 30, 2009 and December 31, 2008, we received valuation assistance from our independent valuation firm, Klaris, Thomson & Schroeder, Inc., on our entire portfolio of investments for which market quotations were not available. Our Board of Directors is ultimately responsible for valuing our investments in good faith.

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

Stock-Based Compensation

Stock-based compensation cost recognized during the nine months ended September 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with U.S. GAAP.

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

Purchase Price Allocation Process for Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with U.S. GAAP for business combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

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

In January 2009, the Company adopted new U.S. GAAP for business combinations, which requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. This new U.S. GAAP requires that more assets and liabilities assumed be measured at fair value as of the acquisition date and that liabilities related to contingent consideration be re-measured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of this new U.S. GAAP for business combinations will depend on the nature of acquisitions completed after the date of adoption.

Recently Issued Accounting Pronouncements

None.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2008.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of September 30, 2009, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.	Defaults upon Senior Securities

Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.	Other Information

Not Applicable.

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q:

10.1	—	Note and Warrant Purchase Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit No. 10.1 filed with the Registrant’s Form 8-K filed on October 28, 2009.)

10.2	—	$1,750,000 Promissory Note between UTEK Corporation, UTEK Real Estate Holdings, Inc. and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit No. 10.2 filed with the Registrant’s Form 8-K filed on October 28, 2009.)

10.3	—	Warrant Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit No. 10.3 filed with the Registrant’s Form 8-K filed on October 28, 2009.)

10.4	—	Absolute Guaranty of Payment and Performance by Cortez 114, LLC, Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc. and UTEK Europe, Ltd. in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit No. 10.4 filed with the Registrant’s Form 8-K filed on October 28, 2009.)

10.5	—	Mortgage and Security Agreement by Cortez 114, LLC for the benefit of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit No. 10.5 filed with the Registrant’s Form 8-K filed on October 28, 2009.)

10.6	—	Environmental Indemnity Agreement by UTEK Corporation, UTEK Real Estate Holdings, Inc. and Cortez 114, LLC in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit No. 10.6 filed with the Registrant’s Form 8-K filed on October 28, 2009.)

31.1	—	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: November 9, 2009	/S/ DOUGLAS SCHAEDLER
Douglas Schaedler
President and Director

Date: November 9, 2009	/S/ CAROLE R. WRIGHT
Carole R. Wright, CPA
Chief Financial Officer