Form 10-K
period 2009-12-31
UTEK CORP
filed 2010-03-22
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15941

UTEK CORPORATION

Delaware	59-3603677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2109 Palm Avenue

Tampa, FL 33605

(Address of principal executive offices)

(813) 754-4330

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.01 PAR VALUE	NYSE Amex

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2009 was $35,748,372.

As of March 18, 2010, there were 11,797,140 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

UTEK CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009

PART I

Item 1.	Business

Unless the context requires otherwise, reference in this Form 10-K to “UTEK,” the “Company,” “we,” “us” and words of similar import refer to UTEK Corporation and its wholly owned subsidiaries, UTEK-Europe, Ltd. (Europe), UTEKip, Ltd. (Israel) and UTEK Real Estate Holdings, Inc. UTEKip, Ltd. was dissolved in 2008 and all operations of that subsidiary are currently being serviced by UTEK. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd. and Carmi, Inc. (Strategos) still exist, but their operations have been assumed by UTEK and UTEK-Europe, Ltd.

We commenced operations in 1997 and were originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

Until September 30, 2009, we were a non-diversified, closed-end management investment company that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

Withdrawal of our Election to be Treated as a Business Development Company under the Investment Company Act of 1940

On October 1, 2009, we filed a notification on Form N-54C with the Securities and Exchange Commission (“SEC”) withdrawing our election to be regulated as a BDC under the 1940 Act. As such, we are reporting as an operating company as of October 1, 2009.

We determined, based on our current business focus and the fact that the equity interests we hold have constituted a declining amount of our assets over the last couple of years, that we no longer met the requirements to be regulated as a BDC under the 1940 Act. Accordingly, and after careful consideration of the requirements applicable to BDCs under the 1940 Act, the cost of compliance with the provisions of the 1940 Act and a thorough assessment of our current business model, our Board of Directors determined that we should withdrawal our election to be regulated as a BDC under the 1940 Act.

The withdrawal of our election to be regulated as a BDC caps the transition of our business to a global IP licensing and innovation services company. We believe that this change will reduce our administrative and regulatory compliance costs, including the significant legal, valuation and other compliance-related expenses associated with the business development company regulatory regime, as well as increase our ability to raise financing and provide us with greater flexibility in operating our business.

As an operating company, we are required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc. and Cortez 114, LLC (collectively “UTEK Real Estate”). This represents a change because, pursuant to accounting standards applicable to BDCs, UTEK’s investments in these companies were categorized as portfolio company investments and were not consolidated into UTEK. The assets, liabilities and results of operations of UTEK Real Estate have been included in our consolidated financial statements from October 1, 2009. The consolidation of UTEK Real Estate had a significant effect on our balance sheet as of December 31, 2009 as it added approximately $500,000 in investments, $8.0 million in land and buildings and $4.2 million in related long-term debt. The consolidation did not have a material effect on our results of operations for the three months ended December 31, 2009.

As a result of our de-election from BDC status, we make reference to both Investment Company Accounting and Operating Company Accounting throughout this document. Investment Company Accounting, as we refer to it, is defined as accounting in accordance with U.S. generally accepted accounting principles (“US GAAP”) for investment companies under the 1940 Act. Operating Company Accounting, as we refer to it, is defined as accounting in accordance with US GAAP other than for Investment Companies under the 1940 Act.

Business Overview

We help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create added value from their intellectual property and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided throughout the United States and the United Kingdom.

Innovation Consulting Services

Strategic Innovation Consulting

Our clients require strategies to help them embrace greater innovation capabilities. We apply innovation insights and build those strategies with supporting infrastructure, processes & mechanisms, creating a culture primed for repeatable innovation success. We help organizations create and realize new, breakthrough growth strategies, create and execute non-incremental new growth platforms and opportunities, and develop the capability for ongoing creation and execution of those growth platforms and concepts.

We provide strategic innovation consulting services to enable clients to become more efficient by finding new avenues to growth, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. Business value is delivered to our clients through working with a team of seasoned and experienced professionals capable of unlocking an organization’s capacity by offering the following services:

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

Futures Consortium is a membership service that provides members access to research briefs, member meetings and networking events, and onsite workshops.

Futures Observatory is a membership service that provides members a steady stream of “observations” that illustrate the latest developments in key global trends. The observations are brief, timely discussions of real-life events or circumstances in key markets, which exemplify how trends are playing out in the market.

Futures Interactive is a customizable, web-based knowledge management tool that gathers and organizes information from across a company in one, intuitive platform.

Clients

Approximately 70%, 55% and 0% of our revenue in 2009, 2008 and 2007, respectively, was from innovation consulting services. We have a global client base including both private and public sector organizations, representing multiple industries including fast moving consumer goods, consumer packaged goods, retail, medical, telecommunications, chemicals, media, financial services, energy, utilities and government agencies. We had one significant consulting client for the year ended December 31, 2009 and two significant consulting clients for the year ended December 31, 2008, which accounted for 10% and 27% of the total revenue, respectively.

Competition

The strategic innovation consulting business is highly competitive. We currently have significant competitors for many of our service offerings, including but not limited to McKinsey & Company, The Boston Consulting Group and Monitor Group, Inc. for strategic innovation consulting and Forrester Research, Inc. and Gartner, Inc. for foresight and trend research.

Sale of Technology Rights

Our services enable companies to acquire externally developed technologies from universities, university incubators, federal labs, medical centers, and corporate research laboratories worldwide to augment their internal research and development efforts. A sale of technology rights refers to the process by which these technologies are licensed to companies for potential commercial development and use. Our goal is to provide our clients an opportunity to acquire and commercialize innovative technologies primarily developed external to their business.

Historically, to effectuate a technology transfer, we would typically create a newly formed company to acquire a new technology from a university, medical center, corporation or federal research laboratory and then sell this newly formed company to our client for securities or cash. In the ordinary course of business, we would then sell the securities we received in exchange for cash or other assets. A benefit of effectuating technology transfers through this process is that such transactions did not result in a current taxable event for income tax purposes. A disadvantage resulted from the fact that our business focused on small- and mid-cap companies, which are typically more volatile and left us open to the risk of declining stock prices.

Overall equity market conditions generally forced micro-capitalization stock prices down, making it more difficult for some of our clients to issue a reasonable amount of stock with sufficient value in exchange for these technologies during 2008. In addition, we began to pursue technology transfers on a more selective basis to mitigate the risk of declining stock prices with respect to the stock consideration we have historically received in connection with our technology transfers.

Following our study of the potential market and resulting opportunity for UTEK, we shifted our focus from technology transfers with small- and micro-cap companies to developing relationships with large capitalization clients in 2009. Our shift toward these larger capitalization clients, which are expected to be more stable and more amenable to cash based technology transfer services, requires us to develop a modified sales approach. This strategy helps us mitigate the risk of declining stock prices with respect to the stock consideration previously received in connection with technology transfers with small- to mid-cap companies whose stock is typically more volatile.

Our client make up is now more heavily weighted towards larger capitalization companies, which has caused a significant slowdown in the process to complete a technology transfer given the more measured decision making process with respect to executing a technology transfer by these companies. This has resulted in a decrease in the number of executed technology transfers during 2009.

Clients

Approximately 0%, 23% and 81% of our revenue in 2009, 2008 and 2007, respectively, was from the sale of technology rights. We have a global client base including private and public sector organizations of varying sizes, representing a wide range of industries.

Competition

We have capable competitors in the licensing business including, IP Group plc, British Technology Group plc, Intellectual Ventures, Yet2.com, Competitive Technologies, Inc. and many other firms. In addition, university technology commercialization offices also provide location specific competition with regard to the intellectual property which they have developed and have available for license.

Subscription and Other Services

Subscription and other services include income from both our subscription services segment and our other services segment.

Online Licensing Platform

Our online licensing services division provides the following subscription-based website services:

•

Pharmalicensing is a biopharmaceutical innovation resource designed for life science professionals driving partnering, licensing and business development worldwide. Pharmalicensing affords clients the ability to in-license and out-license intellectual property and also provides partnering services, business development reports, industry news and a jobs source for candidates and employers. To further grow traffic, we are continuing to develop partnerships with sites such as Patents.com.

•

Medical Device Licensing is an online global resource for open innovation, partnering, licensing and business development within the medical device industry. Medical Device Licensing benefits from the Pharmalicensing traffic and partnerships as well as establishing some of its own with member associations around the globe to further its reach and exposure.

•

Knowledge Express is a searchable database of information for licensing professionals, which provides clients with comprehensive coverage of licensing agreements, corporate profiles, clinical trials, deals, drug pipelines, drug sales, licensable technologies, patents and royalty rates.

•

Pharma Transfer provides a source of research and peer reviewed business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development including early-stage discovery, pre-clinical and clinical trials and registered products that are all available for co-development or licensing.

•

TekScout, a development stage platform, enables companies to outsource unfinished R&D projects to scientists from around the world. TekScout provides a platform for companies to supplement internal R&D and resources to accelerate product development.

Global Technology Licensing

Our global technology licensing service enables clients to enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers, federal research laboratories, select corporations, and university incubator programs. A global network of technology providers, coupled with an in-house staff of scientists and researchers, offers companies low-cost, low-risk access to review and acquire new technologies from research centers around the world. After gaining an understanding of our clients’ technology and business needs, we find and assess technologies for our clients. With the added benefit of licensing professionals, we negotiate agreements on behalf of our clients and offer a variety of flexible terms and transaction models.

A component of our global technology licensing division is our patent analytic service designed to help our clients create marketplace value from their intellectual property (“IP”). We help clients identify the strengths and weaknesses of their own IP as well as that of companies in the same or adjacent industries. Additionally, by identifying gaps and opportunities in the IP landscape, we assist clients with developing IP acquisition, disposition, and management strategies.

Clients

Approximately 30%, 20% and 16% of our revenue in 2009, 2008 and 2007, respectively, was from online subscription and other services. Clients for our subscription services segment include universities, research centers and primarily large companies across a diversified group of industries. Clients for our other services segment include both private and public sector organizations, representing multiple industry sectors including retail, government, telecommunications, chemicals, media, financial services, energy and utilities.

Competition

Competitors for online licensing services are significant and include: Reed Elsevier, PharmaVentures, Nerac, Inc., Thomson S.A., BioPharm Insight, EvaluatePharma and many others. Competitors for global technology licensing that are significant and well developed include: IP Group plc, British Technology Group plc, Competitive Technologies, Inc. and Yet2.com. Competitors for patent analytic services include: The Patent Board, Ocean Tomo, LLC, PatentCafé, 1790 Analytics and many other private firms. In addition, university technology commercialization offices also provide location specific competition with regard to the intellectual properties, which they have developed and are available for license.

We believe the primary factors affecting competition in our market include firm and consultant reputations, client relationships and experiences, a legacy of successes, referrals and referral sources, the ability to attract and retain top talent, the ability to manage client engagements effectively, responsiveness, and the ability to listen and provide high quality services. There is competition on price, especially during this last economic downturn. However, given the critical nature of many of the issues that our services address, we are not typically competing on price alone. Many of our competitors have greater mindshare in the market, more high profile personnel and greater financial and marketing resources than we do. We believe that our experience, our heritage, our reputation (collectively and as previously independent businesses), our focus on innovation, and our comprehensive approach to our clients’ innovation challenges enable us to compete favorably and effectively in this marketplace.

Business Development and Marketing

Our business development and marketing efforts are aimed to develop relationships and build strong awareness and brand reputation with the key economic buyers and influences, specifically; innovation leaders, business and business unit leaders, research and consumer insights professionals, R&D leaders, product marketers, brand managers, licensing professionals, industry analysts, academic institutions, legal firms, and others. We believe strong relationships and a client-driven approach to service are critical to building and maintaining our business and brand reputation. We emphasize high quality client service to all of our employees.

We generate new business opportunities through relationships with individuals, through direct sales, cross selling, trade show and conference participation and sponsorship, direct marketing outreach, and our extensive network of contacts. We have thought leadership programs in action to generate awareness and build brand associations of expertise. These activities include a quarterly Innovation Index which ranks businesses in a different industry each quarter in terms of their level of innovation; an Innovation Update, which is a topical monthly opinion piece; bi-annual Innovation Leaders rankings; and book sponsorships, most recently including The Future of Innovation.

Financial Information about Financial Segments and Geographic Areas

Information concerning sales and segment income attributable to each of our product segments and geographic areas is set forth in Note 11 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Recent Developments

Beginning in 2008, we have acquired and integrated certain companies in an effort to enhance our ability to provide end-to-end innovation services. During 2010, we will bring those companies together under a single go-to-market brand strategy, expecting to leverage both market and cost efficiencies while creating a more comprehensive brand with the large-capitalization companies we increasingly serve.

•

In January 2008, we acquired Pharmalicensing Limited (“Pharmalicensing”), a leading biopharmaceutical innovation website designed for professionals involved with partnering, licensing and business development worldwide. Actively supporting in- and out-licensing activities, Pharmalicensing provides partnering services, business development reports and industry news. With the acquisition of Pharmalicensing, we significantly expanded our online marketplace presence. We are able to use it as a platform to launch other targeted marketplaces, such as our 2009 launch of the Medical Device Licensing marketplace, and we will continue to launch market specific verticals in the future. It is also a substantial online traffic generator and awareness builder for our entire business.

•

In April 2008, we acquired Carmi, Inc., a 100% owned subsidiary of Strategos, LLC that we refer to as “Strategos.” Founded in 1995 by a small group of experienced consultants and industry veterans, including management strategist Gary Hamel, the firm focuses on helping clients achieve and sustain industry leadership, develop innovative growth strategies, identify and bring to market new growth opportunities and build a culture of innovation into their organization. Strategos helps companies bring innovation to their core business and organization. The acquisition of Strategos lends credibility to our move into Global 1000 list of clients and prospects, providing us with a thought leadership platform, considerable consulting and management strength and better positions us with the innovation leadership of the Global 1000.

•

In July 2008, we acquired Innovaro Limited (“Innovaro”). Founded in 2000, Innovaro was headquartered in London (UK) and has a global client base including both private and public sector organizations. Innovaro provides consulting and insight support to many organizations, across industry sectors ranging from fast moving consumer goods, retail, government and telecommunications to chemicals, media, financial services, energy and utilities. The acquisition of Innovaro, like Strategos, lends credibility to our move into Global 1000 list of clients and prospects, extending us geographically into western Europe, providing us with a thought leadership platform, considerable consulting and management strength and better positions us with the innovation leadership of the Global 1000.

•

In October 2008, we acquired Social Technologies Group, Inc. (“Social Technologies”). Founded in 1999, Social Technologies is headquartered in Washington, D.C. The firm has helped clients across a wide range of industries guide policy, shape business strategy, explore new markets, and develop new products and services. The firm helps organizations protect against unexpected risks, spot opportunities before competitors do, and ultimately better prepare for the future from a far more informed, empowered perspective. The acquisition of Social Technologies enhances our service offerings to the research and insights professionals in the Global 1000 and beyond, a critical role in an organization’s innovation development.

Our business strategy has evolved significantly since our inception. Starting as a company in 1997, we focused solely on working with the technology transfer offices at universities. We now also serve mid- and large-cap organizations who are increasingly seeking the technologies our university partners have developed. We have aligned our management structure to maximize the benefit gained from the talented executives within our team. We have hired experienced professionals from a variety of leading organizations. We have added executives and functions to progress us in our mission, including a VP of Marketing. We have gone from being a sole office in Tampa, FL, our current headquarters, to also having offices in Chicago, IL, Washington, D.C. and York, England.

As of March 16, 2010, we began doing business as Innovaro and changed our ticker symbol to NYSE Amex: INV. Our proxy statement for the 2010 Annual Meeting of Shareholders will include a proposal to amend our articles of incorporation to change the corporate name to Innovaro, Inc. Beginning in March 2010, the Company will reorganize into three primary business groups, all working under the Innovaro brand: Strategic Services—driven by Strategos, an advanced innovation consultancy; Technology Marketplaces—online platforms, partnering services, global licensing and technology transfer services; Insights & Research—futures and trends, research, information services and more. In connection therewith, our business segments will change beginning with our quarterly reporting period ending March 31, 2010 and this change will require certain reclassifications to prior period financial information.

Scientific Advisory Council

Our Scientific Advisory Council is comprised of more than 40 experts in a broad range of scientific, medical and engineering disciplines. Our Scientific Advisory Council assists our management in the evaluation of new technologies for our clients.

Employees

As of March 16, 2010, we had 61 employees. We believe our relations with our employees are good.

Corporate Offices and Available Information

Our executive offices are located at 2109 Palm Avenue, Tampa, Florida 33605 and our telephone number is (813) 754-4330. We also have offices in Illinois, Washington D.C. and the United Kingdom.

Our Internet address is www.innovaro.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. As a result, there can be no assurance that we will achieve our business objectives. You should consider carefully the risks described below. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

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

We are primarily a service business. It is important to our future success to expand the breadth and depth of our service offerings to stay abreast of the competition and to enhance our potential for growth of revenues and profits. Expansion of our service categories and service offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we are currently seeking to build up our intellectual property analysis service business. We cannot be certain that we will be able to do so in a cost-effective or timely manner or that we will be able to offer certain services in demand by our clients, or to do so in a quality manner. Furthermore, any new service offering that is not favorably received by our clients could damage our reputation. The lack of market acceptance of new services or our inability to generate satisfactory revenues from expanded service offerings to offset their costs could harm our business. If we do not successfully expand our operations, our revenues may fall below expectations. If we do not successfully expand our operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our clients’ needs in a timely manner, which would harm our business.

Our growth strategy is partially dependent on completing additional acquisitions of innovation services companies.

As part of our strategy for growth, we have made and may continue to make acquisitions of complementary innovation services companies. However, we may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

Our quarterly and annual results fluctuate significantly.

Our quarterly and annual operating results fluctuate significantly due to a number of factors. These factors include fluctuations in the amount of consulting services we provide, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of our performance in future quarters and years.

The agreements we have with universities, medical research centers, corporate research laboratories and federal research laboratories do not guarantee that such entities will grant licenses to us or other companies.

We do not invent new technologies or products. We depend on relationships with universities, corporations, government agencies, research institutions, inventors, and others to provide technology-based opportunities that we can develop into profitable royalty-bearing licenses. Failure to maintain these relationships or to develop new relationships could adversely affect our operating results and financial condition. If we are unable to forge new relationships or to maintain current relationships, we may be unable to identify new technology-based opportunities and enter into royalty-bearing licenses. We also are dependent on our clients’ abilities to develop new technologies, introduce new products, and adapt to changes in technology and economic needs.

We cannot be certain that current or new relationships will provide the volume or quality of available new technologies necessary to sustain our business. In some cases, universities and other sources of new technologies may compete against us as they seek to develop and commercialize these technologies themselves, or through entities that they develop, finance and/or control. In other cases, universities receive financing for basic research from companies in exchange for the exclusive right to commercialize any resulting inventions. These and other strategies may reduce the number of technology sources, potential clients, to whom we can market our services. If we are unable to secure new sources of technology, it could have a material adverse effect on our operating results and financial condition.

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

A significant portion of our revenue is derived from a limited number of clients, which may cause our operating results to be unpredictable.

As an innovation services firm, we have derived, and expect to continue to derive, a significant portion of our revenue from a limited number of clients. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate. In addition, if we fail to collect a large trade receivable or group of receivables, we could be subject to significant financial exposure.

Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our revenue-generating employees and the quality of our services.

As an innovation services firm, our ability to secure new engagements depends heavily upon our corporate brand and reputation and the individual reputations of our professionals. Any factor that diminishes our reputation or that of our employees, including not meeting client expectations, misconduct by our employees, or dissemination of inappropriate information from outside sources, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.

We depend on non-recurring consulting engagements and our failure to secure new engagements could lead to a decrease in our revenues.

Innovation consulting segment revenues constituted approximately 70% of our total revenues for 2009. These consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

Our revenue growth depends on our ability to understand the technology requirements of our customers in the context of their markets. If we fail to understand their technology needs or markets, we limit our ability to meet those needs and to generate revenue.

We believe that by focusing on the technology needs of our customers, we are better positioned to generate revenues by providing technology solutions to them. The market demands of our customers drive our revenues. The better we understand their markets and requirements, the better we are able to identify and obtain effective technology solutions for our customers. We rely on our professional staff and contract business development consultants to understand our customers’ technical, commercial, and market requirements and constraints, and to identify and obtain effective technology solutions for them.

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

We are subject to certain risks associated with our foreign operations.

We have operations in the United Kingdom and may seek to expand our operations in other countries.

Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign clients may have longer payment cycles than clients in the US;

•	tax rates in certain foreign countries may exceed those in the US and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;

•	exposure to risks associated with changes in foreign exchange rates;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights; and

•	required compliance with a variety of foreign laws and regulations.

Investing in foreign companies, including innovation services firms, may expose us to additional risks not typically associated with investing in US companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the US, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

We may issue shares of our common stock and warrants at a discount to the market price for such shares, which may put downward pressure on the market price for shares of our common stock.

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

We may issue shares of our common stock and warrants in conjunction with the acquisition of other businesses, which may put downward pressure on the market price for shares of our common stock and create additional dilution of the current shares outstanding.

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

The trading price of our common stock has fluctuated significantly and may continue to fluctuate substantially, depending on many factors, many of which are beyond our control and may not be directly related to operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of innovation services firms and technology transfer companies;

•	changes in regulatory policies, accounting or tax guidelines with respect to innovation services firms and technology transfer companies;

•	actual or anticipated changes in our sales or earnings or fluctuations in our operating results;

•	actual or anticipated changes in the value of our investments;

•	changes in financial reporting requirements;

•	general economic conditions and trends;

•	loss of a major funding source;

•	departures of key personnel;

•	changes to the market or shareholder’s acceptance of our unique technology transfer business; or

•	the consummation of mergers or acquisitions of related businesses.

As a publicly held company, we have significantly higher administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and new listing requirements adopted by the American Stock Exchange in response to the Sarbanes-Oxley Act of 2002, has required changes in corporate governance practices, internal control policies and audit control practices of public companies. These new rules, regulations, and requirements have increase our legal, audit, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly. The additional costs are expected to continue. These rules and regulations may make it more difficult and more expensive for us to obtain directors and officers liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

We may experience outages and disruptions in connection with our online licensing services if we fail to maintain an adequate operations infrastructure.

We have spent and expect to continue to spend substantial amounts to maintain equipment and to upgrade our technology and network infrastructure relating to our online licensing services. However, any inefficiencies or operational failures could diminish the quality of our services, and client experience, resulting in damage to our reputation and loss of current and potential users, and subscribers, harming our operating results and financial condition.

The agreements relating to our indebtedness may restrict our current and future operations.

Our debt agreements contain, and any future agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make investments, loans or advances;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	make capital expenditures; and

•	pay dividends.

Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our operating results and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instrument, either upon maturity or if accelerated upon an event of default. Further, if we were unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration or acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt agreements then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal office is located in Tampa, Florida. This office space is owned by our subsidiary, UTEK Real Estate and is encumbered. This property is utilized by all of our product segments and is adequate for our current domestic office needs. If our office requirements increase beyond our current expectations, we believe that additional office space may be available for use at this location.

We also lease office space in Illinois, Washington D.C. and the United Kingdom. The Illinois and Washington D.C. properties are utilized by our innovation consulting services segment and the United Kingdom property is utilized by our subscription services segment and our other services segment. These properties are adequate for our current needs.

Item 3.	Legal Proceedings

We may be a party from time to time in certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock trade on the NYSE Amex under the symbol “UTK” though March 15, 2010. As of March 16, 2010, we began doing business as Innovaro and changed our ticker symbol to NYSE Amex: “INV”. Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock.

We had approximately 3,000 stockholders of record at March 15, 2010.

Price Range of Common Stock and Dividends

The following table reflects the high and low closing prices for our common stock as reported on the NYSE Amex and the cash dividends declared per common share for the periods indicated:

	High	Low	Dividends
Fiscal year 2009
First quarter	$8.90	$6.00	—
Second quarter	$6.65	$3.79	—
Third quarter	$5.15	$3.75	—
Fourth quarter	$4.55	$3.60	—
Fiscal year 2008
First quarter	$13.05	$9.95	—
Second quarter	$11.10	$9.98	—
Third quarter	$11.05	$9.50	—
Fourth quarter	$10.29	$8.65	—

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return, assuming the reinvestment of dividends, on our common stock with that of the Russell Microcap Index, our sale of technology rights peer group (“Peer Group Technology”) including British Technology Group plc, Competitive Technologies, Inc., IP Group plc, and Sagentia Group AG, and our innovation consulting services peer group (“Peer Group Consulting”) including Forrester Research, Inc., Gartner, Inc., Huron Consulting Group, Inc. and Diamond Management and Technology Consultants Inc. The graph assumes $100 was invested on December 31, 2004 in our common stock, the Russell Microcap Index companies, and the companies in both of the peer groups. Note that historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG UTEK, RUSSELL MICROCAP INDEX AND UTEK’S PEER GROUPS

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial and other data and has been derived from our audited financial statements for the three months ended December 31, 2009, nine months ended September 30, 2009, and the years ended December 31, 2008, 2007, 2006 and 2005. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto, each of which is included in another section of this annual report on Form 10-K.

	Operating Company Accounting	Investment Company Accounting
	Three Months Ended Dec 31, 2009(1)	Nine Months Ended Sept 30, 2009(1)	Year Ended December 31,
			2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenue / Income from operations	$3,012,839	$7,764,664	$20,178,119	$20,300,949	$56,952,937	$22,743,823
Net (loss) income from operations	(624,006)	(9,340,651)	(10,034,812)	3,776,742	19,944,207	5,887,830
Net (loss) income from operations per diluted common share	$(0.05)	$(0.83)	$(1.01)	$0.42	$2.27	$0.80
Weighted average shares:
Diluted	11,605,373	11,257,663	9,947,221	8,989,234	8,786,605	7,325,312
Cash dividends declared per common share	—	—	—	—	$0.04	—

	Dec 31, 2009(2)	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Balance Sheet Data:
Total assets	$40,331,181	$45,886,209	$45,221,077	$53,040,810	$49,005,960
Long-term debt	6,329,252	839,765	—	—	—
Net asset value per share	n/a	$3.42	$4.85	$5.71	$5.58

(1)	Financial data for the year ended December 31, 2009 has been segregated into two sections to conform to the financial statement presentation in our consolidated financial statements, which is included in another section of this annual report on Form 10-K. Financial data for the nine months ended September 30, 2009 reflect our operations as an investment company and financial data for the three months ended December 31, 2009 reflect our operations as an operating company. See Note 1 to the consolidated financial statements, which are included in another section of this annual report on Form 10-K, for further discussion of UTEK’s change in status from an investment company to operating company.

(2)	Balance sheet data as of December 31, 2009 includes approximately $8.9 million in total assets and $4.2 million in long-term debt of our newly consolidated subsidiary, UTEK Real Estate Holdings, Inc. See Note 1 to the consolidated financial statements, which are included in another section of this annual report on Form 10-K, for further discussion of the circumstances relating to the consolidation of UTEK Real Estate Holdings, Inc. with those of UTEK.

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

Overview

For comparability purposes, the revenues and expenses for the nine months ended September 30, 2009 under Investment Company Accounting and for the three months ended December 31, 2009 under Operating Company Accounting are presented combined for the year ended December 31, 2009 throughout management’s discussion and analysis. Management believes this presentation to be more meaningful to the reader as there has been no significant change in our revenue streams as a result of our change in status.

In addition, we refer to “income from operations,” which is revenue under investment company presentation, simply as “revenue” throughout this and certain other sections of this annual report on Form 10-K in order to eliminate confusion.

Financial Condition

Our total assets were $40.3 million at December 31, 2009, compared to $45.9 million at December 31, 2008. At the end of fiscal year 2009, we had $6.3 million in long-term debt outstanding, $2.1 million in cash and cash equivalents and $492,000 of investments in certificates of deposit.

Revenue totaled approximately $10.8 million for fiscal year 2009 compared to $20.2 million for fiscal year 2008. Net loss from operations totaled approximately $10.0 million for both fiscal years ended 2009 and 2008. Net realized losses on investments, net of any related deferred tax effect, totaled approximately $49.6 million in 2009 as compared to $4.2 million in 2008. In this regard, we received gross proceeds of $3.1 million in 2009 and $2.3 million in 2008 in connection with the sale of the securities we received in connection with our global technology licensing agreements and technology transfers. Proceeds received in connection with the sale of our investments for the year ended December 31, 2009 included $1.1 million in cash, $218,000 in common stock, $201,000 in an additional investment in UTEK Real Estate Holdings, Inc., and $1.5 million in a note receivable. Net change in unrealized appreciation (depreciation) of investments, net of any related deferred tax benefit, was $44.3 million in 2009 as compared to $(12.2) million in 2008. The unrealized appreciation of $44.3 million in 2009 is related to the reversal of previously recorded unrealized depreciation upon the sale of certain investments for a realized loss of 49.6 million.

Current Market Conditions

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in late 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial markets and caused increasing global economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital, including us. Moreover, the deterioration in the equity markets has had a significant impact on the cash proceeds that we have been able to obtain upon the sale of our investments. In addition, the deterioration in consumer confidence and a general reduction in spending by consumers and business have had an adverse effect on our innovation consulting services operations as businesses have delayed spending on these types of services. Although the market and economic conditions have recently improved, we can provide no assurance that we will not be negatively impacted by these market and economic conditions.

Investment Portfolio Activity

Until September 30, 2009, the Company was a non-diversified, closed-end management investment company that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). On October 1, 2009, because we no longer met the requirements, the Company filed a notification on Form N-54C with the SEC withdrawing its election to be regulated as a BDC under the 1940 Act. As such, the Company began reporting as an operating company as of October 1, 2009.

In connection with our plan to de-elect BDC status, we liquidated a significant portion of our investment portfolio during 2009. We sold some or all of our shares in a significant number of our portfolio companies for $3.1 million in cash and other assets, which resulted in realized losses of $49.6 million and unrealized appreciation of $44.3 million, which is primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

Conversion from Investment Company Presentation to Operating Company Presentation

The withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act resulted in a significant change in the Company’s method of accounting. Investment company financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which requires investment companies to value their investments at market value as opposed to historical cost, and recognize income related to unrealized gains and losses in the current period. As an operating company, the required financial statement presentation and accounting for investments held is either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.

In addition, the financial accounts of majority-owned entities were not consolidated with those of the Company under Investment Company Accounting; rather, investments in those entities were reflected in the Company’s balance sheet at fair value. As an operating company, the Company is required to consolidate the accounts of majority-owned entities in which we have a controlling financial interest with those of the Company. In this regard, the accounts of UTEK Real Estate Holdings, Inc., which was previously reflected as an investment in the Company’s balance sheet at fair value, have been consolidated with the accounts of the Company from October 1, 2009. The consolidation of UTEK Real Estate Holdings, Inc. had a significant effect on the Company’s balance sheet as of December 31, 2009, as it added approximately $500,000 in investments, $8.0 million in land and buildings and $4.2 million in related long-term debt. The consolidation did not have a material effect on the Company’s results of operations for the three months ended December 31, 2009.

For a detailed discussion of the impact of the withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act on its method of accounting and a discussion of how the Company accounts for investments as an operating company, see Notes 1 and 2 to the consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Results of Operations

Summary of Results for Years Ended December 31, 2009, 2008 and 2007

Revenue / Income from Operations

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008	Percent Change 2008 versus 2007
Innovation consulting services	$7,491	$11,135	$—	(33)%	100%
Sale of technology rights	—	4,685	16,373	(100)%	(71)%
Subscription and other services	3,227	3,959	3,343	(18)%	18%
Investment income, net	60	399	585	(85)%	(32)%

Revenue	$10,778	$20,178	$20,301	(47)%	(1)%

Innovation Consulting Services

Innovation consulting services revenue includes income from strategic innovation consulting and foresight and trend research. Innovation consulting services revenue decreased $3.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Throughout 2009, we had the innovation consulting income of three divisions, which were acquired intermittently during 2008. We recognized revenue for all three divisions for the entire year of 2009 versus having recognized revenue for these divisions for only a portion of 2008. However, the revenue of all of our acquired innovation consulting companies suffered significantly throughout 2009 due to the adverse economic conditions. During economic cycles in which companies are experiencing financial difficulties or uncertainty, companies generally cancel or delay spending on consulting type services.

As a result of our acquisition of Strategos, Innovaro and Social Technologies in 2008, our innovation consulting revenue increased to $11.1 million for the year ended December 31, 2008, versus $-0- for the year ended December 31, 2007.

Sale of Technology Rights

Sale of technology rights income strictly relates to the revenue generated from completed technology transfers. Sale of technology rights revenue decreased during 2009 as a result of our not having completed any technology transfers during the year ended December 31, 2009 compared to having completed seven technology transfers during the year ended December 31, 2008. To mitigate the risk of declining stock prices with respect to the stock consideration we have historically received in connection with our technology transfers, we currently intend to complete all technology transfers for cash as opposed to stock. In addition, our client focus is now more heavily weighted towards larger capitalization companies, which has caused a significant slowdown in the process to complete a technology transfer given the more measured decision making process with respect to executing a technology transfer by these companies.

Sale of technology rights revenue decreased during 2008 as a result of our having completed seven technology transfers during the year ended December 31, 2008 compared to having completed sixteen technology transfers during the year ended December 31, 2007. The technology transfers had an average value of $669,000 and $1.0 million for the years ended December 31, 2008 and 2007, respectively. With the exception of $125,000 in 2008 and $200,000 in 2007, all income from the sale of technology rights for the years ended December 31, 2008 and 2007 was received in the form of equity securities. Overall equity market conditions generally forced micro-capitalization stock prices down during 2008, making it more difficult for some of our clients to issue a reasonable amount of stock with sufficient value in exchange for these technologies. In addition, we were pursuing technology transfers on a more selective basis to mitigate the risk of declining stock prices with respect to the stock consideration we received in connection with our technology transfers. These circumstances resulted in a decrease in the number of executed technology transfers during 2008.

As a result of the change from completing technology transfers in exchange for cash as opposed to stock consideration, and the change in focus toward a large capitalization client, we expect our revenues from the sale of technology rights in the near-term will continue to be significantly lower than our historical revenues from such transactions.

Subscription and Other Services

Our subscription and other services revenue was $3.2 million for the year ended December 31, 2009 versus $4.0 million and $3.3 million for the years ended December 31, 2008 and 2007, respectively. Our subscription and other services revenue includes online licensing services income from our website subscriptions, global technology licensing income (including patent analytic fees), and income from various other services.

Our online licensing services division had website subscription income of approximately $1.9 million for the year ended December 31, 2009 as compared to $2.1 million for the year ended December 31, 2008. We have been able to keep this income source relatively stable from 2008 to 2009 due to a new product sold through Pharmalicensing called Partnering Search. Through this program, we use our partnering experts to search for partners on behalf of the customers as well as to provide a fully qualified list of target companies, instruct customers on how to contact target companies, make introductions and coordinate initial contact/conference calls.

Our online licensing services division had website subscription income of approximately $2.1 million for the year ended December 31, 2008 as compared to $1.3 million for the year ended December 31, 2007. The increase was attributable to the acquisition of Pharmalicensing in January 2008, which accounted for $760,000 in subscription revenues for the year ended December 31, 2008.

Our global technology licensing income was approximately $800,000 for the year ended December 31, 2009 as compared to $1.3 million for the year ended December 31, 2008. The decrease in 2009 resulted primarily from a decrease in the number of global technology licensing agreements signed and the number of patent analytics projects, which was driven by poor economic conditions. We have recently increased the price of our services and are concentrating on providing improved services to a few select clients.

Our global technology licensing income was approximately $1.3 million for the year ended December 31, 2008 as compared to $1.9 million for the year ended December 31, 2007. The decrease in 2008 resulted primarily from a decrease in the number of global technology licensing agreements signed and the number of patent analytics projects, which was by driven poor economic conditions. The number of new agreements added in 2008 was thirty-two as compared to eighty new agreements in 2007. During 2008, we did implement a price increase, but due to the lowered number of alliances, the income was still lower than in 2007.

Our other services generated $490,000 in income during 2009 compared to $533,000 in 2008 and $148,000 in 2007. The change from year to year is primarily related to Strategos software and licensing income, which became a new revenue stream during 2008.

Investment Income, net

Investment income decreased in 2009 and 2008 due to lower cash and cash equivalent balances and reduced market interest rates in the lower interest rate environment. Beginning on October 1, 2009, we changed from Investment Company Accounting to Operating Company Accounting, which resulted in investment income for the fourth quarter of 2009 being recorded as other income and expense in the statement of operations. This did not have a significant impact on the change in investment income from 2008 to 2009.

Expenses

Direct Costs of Innovation Consulting Services

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
Direct costs of innovation consulting services	$6,305	$10,124	$—	(38)%		100%
As a percent of innovation consulting services	84%	91%	—%	(7	)ppt	91	ppt*

*	The abbreviation “ppt” throughout this section denotes percentage points.

Direct costs of innovation consulting services are comprised of salaries and related taxes, bonuses, certain outside services and other direct project costs related to innovation consulting services revenue. This expense line item was created in 2008 as a result of the acquisitions of Strategos, Innovaro and Social Technologies and the addition of our innovation consulting services segment.

The most significant portion of direct costs of innovation consulting services is comprised of consulting personnel compensation including bonuses. Direct costs decreased by $3.8 million from the year ended December 31, 2008 to the year ended December 31, 2009. This change is related to a decrease in bonuses of $5.3 million, partially offset by an increase in Strategos and Social Technologies division salaries of $690,000 and $782,000, respectively. Bonuses comprised $565,000 of direct costs of innovation consulting services for the year ended December 31, 2009 as compared to $5.9 million of for the year ended December 31, 2008. The decrease in bonuses paid is directly related to the significant decrease in revenue.

We have a Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan.

We have an Innovaro Bonus Plan for qualifying Innovaro division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Innovaro to maintain sufficient operating cash. Awards are to be paid out by June 30th of each year and are accrued on a quarterly basis. Approximately 75% to 85% of Innovaro net income will be paid out in connection with this bonus plan.

We have a Social Technologies Bonus Plan for qualifying Social Technologies division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Social Technologies to maintain sufficient operating cash.

Direct Costs of Subscription and Other Services

The Company does not report direct costs associated with its subscription and other services revenue as these costs have not been quantified. Direct costs of subscription and other services are primarily related to salaries and related expenses of employees who have multiple roles within the organization.

Acquisition of Technology Rights

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
Acquisition of technology rights	$—	$1,780	$3,816	(100)%		(53)%
As a percent of sale of technology rights	0%	38%	23%	(38	)ppt	15	ppt

Acquisition of technology rights costs consist of the direct costs associated with our technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The overall decrease in acquisition of technology rights from the year ended December 31, 2008 to the year ended December 31, 2009 was due to the Company not having completed any technology transfers during 2009 compared to having completed seven technology transfers during 2008. To mitigate the risk of declining stock prices with respect to the stock consideration we have historically received in connection with our technology transfers, we currently intend to complete all technology transfers for cash as opposed to stock. In addition, our client focus is now more heavily weighted towards larger capitalization companies, which has caused a significant slowdown in the process to complete a technology transfer given the more measured decision making process with respect to executing a technology transfer by these companies.

The overall decrease in acquisition of technology rights from the year ended December 31, 2007 to the year ended December 31, 2008 was due to our having completed nine less technology transfers in 2008 than in 2007. The average cost per technology transfer remained fairly consistent from 2007 to 2008, but the percentage of sale of technology rights revenue increased to 38% in 2008 as a result of the lower average revenue per technology transfer. This is a result of the decrease in the average value of technology transfers from $1.0 million in 2007 to $669,000 in 2008.

Acquisition of technology rights costs are directly related to sale of technology rights revenue. In the future, we plan to focus on completing technology transfers in exchange for cash remuneration.

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

			$1,780,000

The following table provides certain information relating to costs of the acquisition of technology rights we incurred in connection with our technology transfers during the year ended December 31, 2007:

Date	Client Acquiring Newly Formed Company	Newly Formed Company	Dollar Amount of Expenses
January 4	Manakoa Services Corporation	Infinite Identification Technologies, Inc.	$400,000
January 11	Cyberlux Corporation	Hybrid Lighting Technologies, Inc.	192,455
January 30	CytoDyn, Inc.	Advanced Genetic Technologies, Inc.	167,500
January 31	Material Technologies, Inc.	Stress Analysis Technologies, Inc.	130,000
February 12	Liberty Diversified Holdings, Inc.	Sero Tonin Solutions, Inc.	70,052
March 12	Metamorphix Global, Inc.	Flex Crete Technologies, Inc.	52,884
March 12	Klegg Electronics, Inc.	Tempo Control Technologies, Inc.	135,388
March 28	Avalon Oil & Gas, Inc.	Leak Location Technologies, Inc.	155,000
April 30	Material Technologies, Inc.	Damage Assessment Technologies, Inc.	300,000
May 30	Klegg Electronics, Inc.	Klegg Network Storage Technologies, Inc.	450,000
June 28	Material Technologies, Inc.	Non-Destructive Assessment Technologies, Inc.	280,000
July 12	Pathway One Plc	WebMed Technologies, Inc.	305,215
July 20	MachineTalker, Inc.	Wideband Detection Technologies, Inc.	40,000
Sept 28	World Energy Solutions, Inc.	Hydrogen Safe Technologies, Inc.	492,350
November 12	NeoStem, Inc.	Stem Cell Technologies, Inc.	300,000
December 28	MachineTalker, Inc.	Micro Wireless Technologies, Inc.	345,000

			$3,815,844

Salaries and Wages

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
Salaries and wages	$5,295	$6,154	$3,519	(14)%		75%
As a percent of revenue	49%	30%	17%	19	ppt	13	ppt

Salaries and wages include non-sales employee and officer salaries and related benefits including bonuses and stock-based compensation. Salaries and wages decreased by $859,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 30, 2009, we had a $2.55 million charge to salaries and wages related to the modification of the acquisition and employment agreements with the manager of our Social Technologies division versus having had a $1.65 million charge for our CEO’s severance liability in the corresponding period of 2008. The offsetting decrease in salaries and wages of approximately $1.75 million in 2009 relates to the reduction in employees of $1,270,000, the retirement of our CEO of $284,000 and a decrease in stock compensation expense of $203,000 resulting primarily from significant option forfeitures.

Salaries and wages increased $2.6 million during the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of the accrual of our former CEO’s severance liability of $1.65 million, the addition of Pharmalicensing employees to the payroll of $425,000, additional salaries related to new management for the TekScout website of $125,000, increased officer salaries of $293,000 and an increase in stock-based compensation expense of $167,000 resulting from additional option grants.

We expect salaries and wages to increase for the year ending December 31, 2010 as a result of new hires.

Professional Fees

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
Professional fees	$814	$1,257	$1,359	(35)%		(7)%
As a percent of revenue	8%	6%	7%	2	ppt	(1	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $443,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. We incurred legal fees related to specific projects in 2008 that were not incurred in 2009, which resulted in a decrease in legal fees of $198,000. Our valuation expenses decreased $124,000 due to a reduced number of investment holdings in 2009. Our accounting fees decreased $120,000 related to having four acquisition audits in 2008 that we did not have in 2009.

The decrease in professional fees of $102,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007 relates to a significant decrease in legal fees, partially offset by an increase in the accounting fees. We incurred legal fees related to our registration statement filing and responses to SEC comment letters in 2007, which were not incurred in 2008. This resulted in a decrease in legal fees of $316,000 in 2008. Our accounting fees increased $206,000 during 2008 related to acquisition audits performed due to filing requirements.

We expect to have a decrease in professional fees for the year ending December 31, 2010 from an anticipated reduction in the number of investments requiring quarterly valuations and a reduction in legal fees related to the change from a BDC to an operating company.

Sales and Marketing

in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
Sales and marketing	$1,707	$2,322	$2,036	(26)%		14%
As a percent of revenue	16%	12%	10%	4	ppt	2	ppt

Sales and marketing expenses include advertising, marketing, salaries and commissions paid to sales personnel, commissions paid to outside service providers, travel and other selling expenses. Sales and marketing expenses decreased by $615,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Sales salaries decreased $81,000 as a result of downsizing the number of employees in all areas of the company, including sales staff. Commissions decreased $376,000 as a result of reduced sales and reduced sales staff. Sales related travel and entertainment costs decreased $42,000 and marketing costs decreased $109,000 in connection with management’s effort to curb costs.

Sales and marketing expenses increased by $286,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Commissions decreased $103,000 primarily as a result of reduced technology transfer sales. Sales related travel and entertainment costs increased $194,000 as a result of increased travel to clients in an attempt to boost sales and the addition of sales travel costs of our acquired companies. Marketing costs increased $81,000 due to the addition of marketing costs of our acquired companies and $19,000 for marketing our new TekScout website. Sales salaries increased $62,000 related to new employees from our acquired companies.

We expect sales and marketing expenses to increase for the year ending December 31, 2010 as a result of a push in our marketing efforts.

General and Administrative

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
General and administrative	$2,756	$3,781	$2,626	(27)%		44%
As a percent of revenue	26%	19%	13%	7	ppt	6	ppt

General and administrative expenses decreased by $1.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. We experienced a $297,000 reduction in investor relations, investment banking and public relations fees by eliminating our outside providers, a $156,000 reduction in payroll taxes and insurance and other payroll related expenses due to a decrease in payroll, and a $198,000 reduction in outside consulting costs related to four acquisitions during 2008, in addition to other reductions resulting from an overall plan to reduce all aspects of overhead.

General and administrative expenses increased by $1.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a direct result of the four acquisitions made in 2008. We had significant increases in insurance of $255,000, rent of $179,000, outside services of $180,000 and investment banking of $61,000, all of which were directly related to the acquisitions. The remainder of the increase primarily relates to employee costs as a result of these acquisitions. The increase was partially offset by a decrease in bad debt expense of $128,000 and a decrease in public relations costs of $54,000 because we stopped using an outside firm for this service.

We expect general and administrative expenses for the year ending December 31, 2010 to remain flat to 2009.

Amortization and Depreciation

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
Amortization and depreciation	$1,616	$1,096	$212	47%		416%
As a percent of revenue	15%	5%	1%	10	ppt	4	ppt

The increase in amortization and depreciation expense for the years ended December 31, 2009 and 2008 was a direct result of four business acquisitions we made in 2008. We acquired $12.4 million in intangible assets and $350,000 in fixed assets during 2008 in connection with these acquisitions, which significantly increased our annual amortization and depreciation expense.

We expect amortization and depreciation for the year ending December 31, 2010 to increase in relation to that of 2009 as a result of the addition $4.0 million in depreciable assets from the consolidation of UTEK Real Estate, partially offset by a decrease of $700,000 in definite-lived intangible asset as a result of impairment.

Impairment Loss

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008		Percent Change 2008 versus 2007
Impairment loss	$2,368	$—	$210	100%		—%
As a percent of revenue	22%	—%	1%	22	ppt	(1	)ppt

Our long-lived assets are tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. No impairments were incurred in 2008, but we incurred impairments during both 2009 and 2007 as discussed below.

In 2009, our Social Technologies division had significant declines in revenues related to their futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of the division’s employees in favor of an independent, network-based approach in an effort to reduce overhead. Management concluded that this division suffered a significant adverse change in the business, which includes a projection of continuing operating and cash flow losses. We determined that there was impairment of the division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million during 2009.

In connection with our annual impairment analysis in 2007, we determined there was impairment of the goodwill related to the Pharma Transfer, Ltd. and Knowledge Express acquisitions. As a result, we recorded a partial impairment of the related goodwill during 2007. These write-downs resulted in an impairment charge of approximately $159,000 ($99,000 after tax) for the United Kingdom segment and $51,000 ($32,000 after tax) for the United States segment during 2007.

Other (income) expense

Other (income) expense is a new line item in our statement of operations beginning on October 1, 2009 in connection with our conversion to Operating Company Accounting. The net expense of $69,731 for the three months ended December 31, 2009 is primarily comprised of $110,000 loss on derivative liability relating to revaluing certain of our outstanding warrants to purchase UTEK common stock. This loss is partially offset by rental income of $40,000 and capital gains from the sale of marketable securities of $20,000.

Interest Expense

Interest expense, net is a new line item in our statement of operations beginning on October 1, 2009 in connection with our conversion to Operating Company Accounting. The net expense of $85,467 for the three months ended December 31, 2009 is primarily comprised of interest expense on long-term debt, primarily related to mortgages held by UTEK Real Estate, partially offset by interest income on our note receivable.

Net Realized Gains or Losses on Investments (from investment company activity)

(in thousands, except percentages)	2009	2008	2007	Percent Change 2009 versus 2008	Percent Change 2008 versus 2007
Realized gains/ (losses)	$(49,591)	$(4,232)	$(1,447)	1072%	192%

In connection with our plan to de-elect BDC status, we liquidated a significant portion of our investment portfolio during 2009. We sold some or all of our shares in a significant number of our portfolio companies for $3.1 million in cash and other assets, which resulted in realized losses of $49.6 million and unrealized appreciation of $44.3 million, which is primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

Net realized losses on investments amounted to $49,591,193 for the nine months ended September 30, 2009 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Advanced Medical Isotope Corporation—preferred shares	95,000	$(1,387,427)
Advanced Refractive Technologies, Inc.—common and preferred shares	various	(3,369,544)
American Soil Technologies, Inc.	6,498,845	(1,010,585)
Avalon Oil and Gas, Inc.	3,373,107	(1,595,566)
Cyberlux Corporation—common and preferred shares	various	(2,133,210)
CytoDyn, Inc.	2,768,000	(2,622,757)
Eclips Energy Technologies, Inc.	9,790,530	(1,906,981)
Island Gas Resources Plc	2,500	(4,478,732)
Stealth MediaLabs, Inc.	4,221,165	(1,192,848)
Klegg Electronics, Inc.	15,009,402	(4,543,913)
Rim Semiconductor Company	210,000,000	(1,251,861)
MATECH Corporation	17,823	(2,872,617)
NutriPure Beverages, Inc.—common shares	69,237	(1,137,017)
Tesla Vision Corporation—common and preferred shares	various	(3,074,753)
The Renewable Corporation	2,971	(2,413,005)
Trio Industries Group, Inc.	7,787,565	(8,611,409)
UBA Technology, Inc.—common and preferred shares	various	(2,285,649)
All other investments sold		(3,703,319)

Total		$(49,591,193)

Net realized losses on investments, net of income tax effect, amounted to $4,232,138 for the year ended December 31, 2008 and were related to sales as follows:

Company Name	Number of Shares	Realized Gain (Loss)
Advanced Medical Isotope Corporation	600,000	$203,950
Avalon Oil and Gas, Inc.	247,200	(235,050)
Broadcast International, Inc.	478,562	479,441
EcoSystem Corporation	922,446	(1,513,603)
eLinear, Inc.	261,234	(118,963)
The Renewable Corporation	2,491	(1,805,369)
MATECH Corporation	2,728,243	(323,273)
Pathway One PLC	3,000,000	(265,790)
All other investments sold	20,434,345	(653,481)

Total		($4,232,138)

Net realized losses on investments, net of income tax effect, amounted to $1,447,380 for the year ended December 31, 2007 and were related to sales as follows:

Portfolio Company	Number of Shares	Realized Gain (Loss)
Shumate Industries, Inc.	171,432	$127,234
Health Sciences Group, Inc.	3,023,703	(974,894)
Swiss Medica, Inc.	1,735,000	(181,851)
Xethanol Corporation	136,838	(378,936)
Broadcast International, Inc.	505,798	222,543
Power3 Medical Products, Inc.	221,033	(106,931)
All other investments sold	3,557,785	(154,545)

Total		($1,447,380)

Net realized gains and losses can vary substantially due to a variety of factors and may not be indicative of future performance. As a result of the uncertainty surrounding the future values of our investments, we are unable to make any projections or estimates regarding realized gains or losses expected in 2010.

Net Changes in Unrealized Appreciation or Depreciation on Investments (from investment company activity)

As a BDC, we were required to determine the value of each investment in our portfolio on a quarterly basis and changes in value result in unrealized appreciation or depreciation being recognized. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because there is typically no readily available market value for the investments in our portfolio, we valued substantially all of our investments at fair value as determined in good faith by the Board of Directors. In making its determination, our Board of Directors considered valuation appraisals provided by independent valuation service providers. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

(in thousands, except percentages)	Nine Months Ended Sept 30, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007	Percent Change 2009 versus 2008	Percent Change 2008 versus 2007
Unrealized appreciation/ (depreciation)	$44,292	$(12,218)	$(10,806)	(463)%	13%

Overall negative equity market conditions and a weakened U.S. economy have resulted in significant decreases in market prices for a significant portion of our portfolio companies. This resulted in significant unrealized depreciation on many of our investments during 2008 and 2007. A significant amount of the accumulation of these losses has been realized during 2009 in connection with the sale or exchange of the majority of these investments.

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

In connection with our plan to de-elect BDC status, we liquidated a significant portion of our investment portfolio during 2009. We sold some or all of our shares in a significant number of our portfolio companies for $3.1 million in cash and other assets, which resulted in realized losses of $49.6 million and unrealized appreciation of $44.3 million, which is primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

Net change in unrealized appreciation (depreciation) on investments amounted to $44,292,068 for the nine months ended September 30, 2009 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Effect of recognition of realized gains (losses)	$42,937,888
Eclips Energy Technologies, Inc.	685,848
Websky, Inc.	294,262
All other investments	374,070

Total	$44,292,068

Net change in unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(12,217,977) for the year ended December 31, 2008 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Effect of recognition of realized gains (losses)	$2,580,081
Advanced Refractive Technologies, Inc.	(648,249)
Cyberlux Corporation	(710,231)
Emission & Power Supply, Inc.	(813,678)
Tesla Vision Corporation	(510,498)
MachineTalker, Inc.	(333,430)
MATECH Corporation	(2,439,129)
MiMedx Group, Inc.	705,529
Platina Energy Group, Inc.	(454,478)
RIM Semiconductor Company	(1,117,982)
World Energy Solutions, Inc.	(1,229,624)
All other investments	(1,556,095)
Deferred tax valuation allowance	(5,690,193)

$(12,217,977)

Net unrealized appreciation (depreciation) on investments, net of income tax effect, amounted to $(10,806,048) for the year ended December 31, 2007 and was related to our investments as follows:

Portfolio Company	Net Unrealized Appreciation (Depreciation)
Effect of recognition of realized gains (losses)	$1,852,136
Advanced Refractive Technologies, Inc.	(1,261,124)
American Soil Technologies, Inc.	(720,328)
CytoDyn, Inc.	(825,467)
Industrial Biotechnology Corporation	(1,243,595)
Emission & Power Supply, Inc.	(766,590)
Klegg Electronics, Inc.	(3,489,976)
Manakoa Services Corporation	(1,055,455)
vidShadow, Inc.	(703,548)
World Energy Solutions, Inc.	(1,436,653)
All other investments	(1,155,448)

$(10,806,048)

While these unrealized losses were significant, reduction in values and failures among small cap companies is not unexpected and may occur in the future. Changes in unrealized appreciation or depreciation can vary substantially due to a variety of factors and may not be indicative of future performance.

Other Matters

Income Tax

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

For federal and state income tax purposes, we are taxed at regular corporate rates on ordinary income and recognize gains on distributions of appreciated property. As an investment company, we were not entitled to the special tax treatment available to BDCs that elect to be treated as regulated investment companies under the Internal Revenue Code because, among other reasons, we did not distribute at least 90% of “investment company taxable income” as required by the Internal Revenue Code for such treatment.

We do not have any income tax benefit related to the net loss from operations in 2009, nor do we have a deferred tax asset related to our net operating loss carryforward, because of a 100% valuation allowance. We do have an income tax benefit from the reversal of a deferred tax liability related to the impairment of an indefinite-lived intangible asset and from foreign tax for the year ended December 31, 2009.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of $3.7 million in 2009 increased $1.4 million from $2.3 million in 2008. This total cash used in operations of $3.7 million is primarily attributable to:

•	$9.96 million net operating loss;

•	$944,000 related to severance compensation paid to our former CEO in cash; and

•	$1.55 million decrease in deferred revenue related to recognition of certain jobs coupled with a lower overall revenue level.

Partially offset by:

•	$682,000 in cash proceeds received from the sale of investments from investment company activity;

•	$1.6 million in non-cash depreciation and amortization related to the intangible assets and fixed assets acquired in 2008;

•	$2.4 million in non-cash goodwill and intangible asset impairment related to the Social Technologies division that was purchased in 2008;

•	$2.5 million in non-cash severance compensation paid for in escrowed shares of our common stock;

•	$577,000 in non-cash stock compensation expense related to the options issued; and

•	$1.2 million decrease in accounts receivable related to reduced revenue levels as a result of the economic downturn coupled with increased collection efforts.

Cash provided by investing activities of $169,000 in 2009 decreased $620,000 from $789,000 in 2008. This total cash provided by investing of $169,000 is primarily attributable to:

•	$453,000 in cash proceeds received from the sale of investments from operating company activity,

Partially offset by:

•	$292,000 in cash paid out in connection with Strategos’ 2008 tax liability resulting from the acquisition.

Cash provided by financing activities of $1.7 million in 2009 increased $1.55 million from $178,000 in 2008. This total cash provided by financing of $1.7 million is primarily attributable to:

•	$1.75 million in cash received from debt financing.

Borrowings

As of October 1, 2009, the financial results of UTEK Real Estate have been consolidated with those of UTEK. UTEK Real Estate has a $3 million bank note payable due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013. In addition, UTEK Real Estate has a $1.5 million note payable due in monthly installments of interest at 5.25% with principal due in full on October 1, 2015. These loans were entered into in connection with the purchases of land and building that serves as our company headquarters and certain other undeveloped land located in Hillsborough County, Florida. These loans are collateralized by the property related to the purchases.

On October 22, 2009, we entered into a Promissory Note (the “Note”) with Gators Lender, LLC (the “Lender”), pursuant to which we borrowed $1,750,000 from the Lender. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012. UTEK Real Estate is a co-borrower under the Note and the loan is guaranteed by all subsidiaries. In addition, the guaranty was secured pursuant to a security agreement encumbering vacant real property located in Hernando County, Florida (the “Collateral”), which is owned by Cortez 114, LLC (“Cortez”), a subsidiary of UTEK Real Estate.

On February 26, 2010, we entered into a Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage (the “Modification Agreements”), pursuant to which the Lender’s security interest in the Collateral was released and replaced by a security interest in 68% of the outstanding membership interests of Cortez. The Note was amended and restated to provide that UTEK and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days.

As additional consideration for this loan, we also entered into a Warrant Agreement with the Lender to allow the Lender to purchase up to 437,500 shares of UTEK’s common stock at an exercise price of $4.48 until October 22, 2014. The exercise price is subject to certain conditions and adjustments that make the exercise price variable.

Liquidity

Our primary cash requirements include working capital, principal and interest payments on indebtedness, and funding bonuses and severance obligations. Our primary sources of funds are cash received from customers in connection with operations, proceeds from the sale of our investments, debt financing and availability under our $450,000 revolving line of credit. At December 31, 2009, we had cash and cash equivalents of $2.1 million and investments in certificates of deposit (“CDs”) of $492,000. The CDs are pledged to financial institutions as collateral to support the issuance of our line of credit. The Company had $200,000 of unused availability under its revolving line of credit at December 31, 2009.

Subsequent to December 31, 2009, we satisfied our remaining severance obligation to our former CEO through the conveyance of a 32% ownership interest in Cortez. Cortez owns vacant real property located in Hernando County, Florida that previously served as Collateral to the Note discussed in “Borrowings” above. The Modification Agreement was entered into in connection with our satisfaction of this severance obligation. In connection with this severance payment, we paid approximately $320,000 to satisfy the related payroll taxes.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, our investments in certificates of deposit, as well as with cash generated by operations, the potential sales of our investments and unused availability under our revolving line of credit. As a result of our progress in significantly reducing our overhead expenses, we believe that these sources will be sufficient to fund our scheduled debt service, bonus and severance obligations, and provide required resources for working capital for the next twelve months.

We may seek to raise additional funds through public or private debt or equity financing for long-term liquidity. Financing terms from our recent debt financing discussed under “Borrowings” represent what possible additional financing could look like in the near term.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table reflects a summary of our significant contractual obligations and other commercial commitments as of December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of credit	$250,000	$250,000	$—	$—	$—
Long-term debt	6,554,000	875,000	1,681,000	2,748,000	1,250,000
Estimated interest payments(1)	1,627,000	470,000	819,000	250,000	88,000
Capital lease obligations	45,000	35,000	10,000	—	—
Operating lease obligations	300,000	136,000	139,000	25,000	—

Total	$8,776,000	$1,766,000	$2,649,000	$3,023,000	$1,338,000

(1)	Estimated interest payments for long-term debt were calculated based on applicable rates and payment dates. Management expects to settle such interest payments with cash flows from operating activities or short-term borrowings.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. We consider the following accounting policies and related estimates to be critical with regard to our status as an investment company and as an operating company:

Revenue Recognition—Applicable under Both Investment Company Accounting and Operating Company Accounting

Innovation Consulting Services

Related to the Company’s Strategos division, revenues on fixed fee contracts are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Total revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses and exclude applicable taxes.

Service revenue recognition inherently involves a degree of estimation. Examples of important estimates in this area include determining the level of effort required to execute the project, calculating costs incurred and assessing our progress toward project completion on an ongoing basis. These estimates can materially affect our revenues and earnings and require us to make judgments about matters that are uncertain. We utilize a number of management processes to monitor project performance and revenue recognition including periodic reviews of the progress of each project against the budget and staff and resource usage. From time to time, as part of our normal management process, circumstances are identified that require us to revise our estimates of the timing of revenues to be realized on a project. To the extent that a revised estimate affects revenue previously recognized, we record the full effect of the revision in the period when the underlying facts become known.

Related to the Company’s Social Technologies division, the Company has certain other consulting revenue for which vendor specific objective evidence is not available to allocate among the respective deliverables. Accordingly, the Company recognizes consulting services revenue at the point when all the deliverables associated with the consulting contract have been provided to the customer. Before the Company recognizes revenue, we require evidence of an agreement with the customer, delivery of the product or services, a fixed fee arrangement, collectability must be reasonably assured and receipt is probable. Collectability is determined on a customer-by-customer basis.

Time-and-expense billing arrangements generally require the client to pay based on the number of hours worked by our consulting professionals at agreed-upon rates. Time-and-expense revenues are billed and recognized as incurred.

Sale of Technology Rights

A sale of technology rights refers to the process by which externally developed technologies are licensed to client companies for potential development and use. Historically, we primarily received illiquid securities in our client companies in connection with the sale of technology rights. The securities received were generally subject to restrictions on resale and generally were thinly traded or had no established market. Revenue for the sale of technology rights was based on the fair value of the securities received on the date of completion of the sale contract. The valuation of these securities at fair value is further discussed in the following section “Valuation Methodology for Portfolio Investments—Applicable under Investment Company Accounting.”

Subscription and Other Services

Revenue from the sale of subscriptions to the Company’s websites generally is received in the form of cash and initially is deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

Valuation Methodology for Portfolio Investments—Applicable under Investment Company Accounting

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

We adopted the standards in ASC Topic 820 Fair Value Measurements and Disclosures on a prospective basis in the first quarter of 2008. These standards require us to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with the standards, we have considered our principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity.

All portfolio investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3—Unobservable inputs for the asset of liability.

Investment in our portfolio companies are classified within Level 2 of the fair value hierarchy as of December 31, 2008. Our equity interests in portfolio companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in portfolio companies for which market quotations are readily available is based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale.

The fair value of our investments at December 31, 2008 was determined by our Board of Directors. At December 31, 2008, we received valuation assistance from an independent valuation firm on our entire portfolio of investments. As an investment company, our Board of Directors is ultimately responsible for valuing our investments in good faith.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation for Portfolio Investments—Applicable under Investment Company Accounting

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. The original cost basis of the securities received in connection with our global technology licensing agreements and technology transfers is equal to the amount of revenue recognized upon the receipt of such securities. Net change in unrealized appreciation or depreciation of investments through September 30, 2009 reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Valuation Methodology for Available-for-Sale Securities—Applicable under Operating Company Accounting

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3—Unobservable inputs for the asset of liability.

The Company’s investments are classified within Level 2 of the fair value hierarchy. Our equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available is based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale. The Company utilizes the assistance of a third-party valuation firm in determining these values.

Stock-Based Compensation—Applicable under Both Investment Company Accounting and Operating Company Accounting

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the years ended December 31, 2009, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expense on a straight-line basis over the requisite service period.

Determination of the fair values of stock option grants at the grant date requires judgment, including estimating the expected term of the relevant grants and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of stock option grants that are expected to be forfeited. The expected term of options granted represents the period of time that the options are expected to be outstanding and is based on historical experience of similar grants, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. Expected forfeitures are based on historical experience and expectations of future employee behavior.

Purchase Price Allocation Process for Business Combinations—Applicable under Both Investment Company Accounting and Operating Company Accounting

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with US GAAP for business combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed based on additional information received, with the corresponding offset to goodwill. In addition, there are contingencies based on earnings (commonly referred to as earnouts) included in some of our purchase agreements entered into during 2008. The earnout is recorded as it is earned over the contingency period, which is generally one to three years from the business combination date. With the exception of unresolved income tax matters or the earnout of contingent consideration, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in our operating results in the period in which the adjustment is determined.

In January 2009, the Company adopted new US GAAP for business combinations, which requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. This new US GAAP requires that more assets and liabilities assumed be measured at fair value as of the acquisition date and that liabilities related to contingent consideration be re-measured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of this new US GAAP for business combinations will depend on the nature of acquisitions completed after the date of adoption.

Carrying Values of Goodwill and Intangible Assets—Applicable under Both Investment Company Accounting and Operating Company Accounting

Goodwill represents the excess of the aggregate consideration paid for an acquisition over the fair value of the net tangible and intangible assets acquired. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of these acquisitions. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 12 years. In accordance with US GAAP, goodwill and intangible assets determined to have indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment may have occurred. Circumstances that may indicate impairment include qualitative factors such as an adverse change in the business climate, loss of key personnel, and unanticipated competition. Additionally, management considers quantitative factors such as current estimates of the future profitability of the Company’s reporting units, the current stock price, and the Company’s market capitalization compared to its book value. In conducting its impairment test, the Company compares the fair value of each of its reporting units to the related book value. If the fair value of a reporting unit exceeds its net book value, long-lived assets are considered not to be impaired. If the net book value of a reporting unit exceeds it fair value, an impairment loss is measured and recognized. The Company conducts its impairment test using balances as of December 31.

The Company accounts for long-lived assets, including intangibles that are amortized, in accordance with US GAAP, which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, reviews are performed to determine whether the carrying value of an asset to be held and used is impaired. Such reviews involve a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. If the comparison indicates that there is impairment, the impaired asset is written down to its fair value. The impairment to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to dispose.

As a result of significant declines in revenues related to its futures and foresight projects, management determined that there was possible goodwill and intangible asset impairment for our Social Technologies reporting unit. Therefore, interim impairment testing was performed as of June 30, 2009. The state of the economy early in 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of this division’s employees in favor of an independent, network-based approach in an effort to reduce overhead. Management concluded that this division suffered a significant adverse change in the business, which included a projection of continuing operating and cash flow losses. The Company determined that there was impairment of this division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million. This impairment loss is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2009. Based on our annual impairment analysis completed with the assistance of our independent valuation firm, we determined that no additional impairment exists at December 31, 2009.

Derivative Liability—Applicable under Operating Company Accounting

US GAAP requires bifurcation of embedded derivative instruments and measure of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors that require judgment, including estimating the expected term of the warrants and the expected volatility of the Company’s stock price. The expected term of the warrants represents the period of time that they are expected to be outstanding and is based on the contractual term of the warrants and expectations of the warrants holders’ behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the warrants. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each quarter, with any increase or decrease in the fair value being recorded in results of operations as a component of other (income) expense.

At December 31, 2009, we had a derivative instrument related to our issuance of a Note and Warrant Purchase Agreement as further discussed in Note 7 to the consolidated financial statements contained elsewhere in this annual report on Form 10-K. The warrants have features that make their exercise price variable. We used the Black-Scholes model to determine the fair value of these warrants at inception, which resulted in a derivative liability of approximately $555,000. We used the Black-Scholes model to determine the fair value of the warrants again as of December 31, 2009, which resulted in a derivative liability of approximately $665,000. The increase in the fair value of the derivative liability from inception is primarily related to the increase in the market price of our stock during the period.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to market risks from changes in foreign exchange rates, changes in the market value of our investments and changes in our stock price.

Approximately 17% of our revenues and expenses are generated internationally in the United Kingdom and are typically denominated in the local currency. Accordingly, our U.K. subsidiary uses the local currency as their functional currency. Our international business is subject to risks typical of any international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially adversely impacted by changes in these or other factors.

The financial statements of our U.K. business are denominated in the local currency. As a result, we are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected results and profitability. We have not historically used hedging instruments to protect ourselves against foreign exchange risk because the effect on the Company has been immaterial to our operating results.

We performed a sensitivity analysis as of December 31, 2009 assuming a hypothetical 10% adverse change in foreign currency exchange rates. Holding all other variables constant, the analysis indicated that such a market movement would affect our income from operations by approximately $216,000. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

Equity price risk arises from exposure to securities that represent an ownership interest in our investments. The value of our marketable equity securities are based on quoted market prices. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon the sale of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our investments, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

The Company invests its cash in highly liquid investments with original maturities of three months or less as well as in other short-term debt instruments. We have not used derivative financial instruments in fiscal year 2009 to alter the interest rate characteristics of our investment holdings. We have concluded that we do not have material market risk exposure with regard to these investments.

In connection with the Note and Warrant Purchase Agreement we entered into on October 22, 2009 as further discussed in Note 7 to the consolidated financial statements contained elsewhere in this annual report on Form 10-K, we issued warrants to allow the Lender to purchase up to 437,500 shares of our common stock at any time until October 22, 2014. These warrants are considered an embedded derivative instrument. US GAAP requires bifurcation of embedded derivative instruments and measure of their fair value for accounting purposes. We estimate the fair value of this derivative instrument using the Black-Scholes option pricing model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments.

We performed an analysis as of December 31, 2009 assuming a hypothetical $1, $2 and $3 change in our stock price. Holding all other variables constant, the analysis indicated that such market movements would affect our income from operations by approximately $324,000, $677,000 and $1,050,000, respectively. However, actual gains and losses in the future could differ materially from this analysis.

Item 8.	Financial Statements and Supplementary Data

UTEK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Documents	Page
Report of Independent Registered Public Accounting Firm	42

Report of Management on Internal Control over Financial Reporting	43

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	44

Consolidated Balance Sheet as of December 31, 2009 and Consolidated Statement of Assets and Liabilities as of December 31, 2008	45

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2009, the nine months ended September 30, 2009, and the years ended December 31, 2008 and 2007	46

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	47

Consolidated Statements of Cash Flows for the three months ended December 31, 2009, the nine months ended September 30, 2009, and the years ended December 31, 2008 and 2007	48

Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007	51

Consolidated Schedule of Investments for the year ended December 31, 2008	52

Notes to Consolidated Financial Statements	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

UTEK Corporation and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheet of UTEK Corporation and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations and comprehensive income (loss), and cash flows for the three months ended December 31, 2009 and the nine months ended September 30, 2009, and the statement of changes in net assets for the nine months ended September 30, 2009. We have audited the accompanying consolidated statement of stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2009. We have also audited the accompanying consolidated statement of assets and liabilities of the Company including the schedule of investments as of December 31, 2008 and the related consolidated statements of operations, cash flows and changes in net assets for the two years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and schedule of investments referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and cash flows for the three month period ended December 31, 2009, the nine month period ended September 30, 2009, and the two years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2010 expressed an unqualified opinion thereon.

Effective October 1, 2009, the Company filed a notification with the Securities and Exchange Commission withdrawing its election to be regulated as a business development company pursuant to the Investment Company Act of 1940, as more fully discussed in Note 1 to the consolidated financial statements.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

March 22, 2010

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

UTEK Corporation

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Pender Newkirk & Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

UTEK Corporation and Subsidiaries

Tampa, Florida

We have audited the internal control over financial reporting of UTEK Corporation and Subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion the Company maintained effective internal control over financial reporting as of December 31, 2009, in all material respects, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and the related statements of operations and comprehensive income (loss), and cash flows for the three months ended December 31, 2009 and the nine months ended September 30, 2009, and the statement of changes in net assets for the nine months ended September 30, 2009. We have audited the statement of stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2009. In addition, we have audited the consolidated statement of assets and liabilities including the schedule of investments as of December 31, 2008 and the related statements of operations, cash flows and changes in net assets for each of the two years ended December 31, 2008 and 2007 and our report dated March 22, 2010 expressed an unqualified opinion thereon.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

March 22, 2010

UTEK Corporation

Consolidated Balance Sheet (2009)/ Consolidated Statement of Assets and Liabilities (2008)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,118,970	$3,922,297
Accounts receivable, net	1,481,548	2,290,363
Investments:
Non-affiliate investments (cost: 2008 - $36,994,463)	—	5,603,440
Affiliate investments (cost: 2008 - $38,559,629)	—	3,477,200
Control investments (cost: 2008 - $10,637,748)	—	2,987,500
Certificates of deposit (cost: 2008 - $291,581)	492,246	291,581
Available-for-sale securities	729,800	—
Investments under cost method	588,085	—

Total investments	1,810,131	12,359,721
Prepaid expenses and other assets	569,829	750,502

Total current assets	5,980,478
Note receivable and accrued interest	1,596,000	—
Fixed assets, net	8,388,263	653,208
Goodwill	15,874,139	15,246,143
Intangible assets, net	8,492,301	10,663,975

Total assets	$40,331,181	45,886,209

LIABILITIES
Current liabilities:
Accounts payable	$454,509	575,988
Accrued expenses	462,802	995,652
Accrued severance liability	876,400	1,651,814
Deferred revenue	1,634,096	2,849,270
Current maturities of long-term debt	975,360	—
Derivative liability	664,972	—

Total current liabilities	5,068,139
Long-term debt, less current maturities	5,353,892	839,765
Deferred tax liability	1,303,031	1,773,441

Total liabilities	11,725,062	8,685,930

Net assets		$37,200,279

STOCKHOLDERS’ EQUITY/ COMPOSITION OF NET ASSETS:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 12,286,768 and 12,134,959 shares issued; 11,797,140 and 10,879,900 shares outstanding at December 31, 2009 and 2008, respectively	117,971	$108,800
Additional paid-in capital	81,010,460	75,067,857
Accumulated income (loss) under Investment Company Accounting:
Accumulated net operating income		23,463,295
Net realized loss on investments, net of income taxes		(7,744,736)
Net unrealized depreciation of investments, net of deferred income taxes		(51,921,150)
Foreign currency translation adjustment		(1,773,787)
Total accumulated loss under Investment Company Accounting	(52,073,915)
Accumulated income (deficit) under Operating Company Accounting:
Accumulated deficit	(624,006)	—
Accumulated other comprehensive income (loss)	175,609	—

Total stockholders’ equity/ Net assets	28,606,119	$37,200,279

Total liabilities and stockholders’ equity	$40,331,181

Net asset value per share		$3.42

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Operating Company Accounting	Investment Company Accounting
	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
Revenue / Income from operations:
Innovation consulting services	$2,190,703	$5,300,331	$11,134,855	$—
Sale of technology rights	—	—	4,684,680	16,372,550
Subscription and other services	822,136	2,404,729	3,959,243	3,343,134
Investment income, net	—	59,604	399,341	585,265

	3,012,839	7,764,664	20,178,119	20,300,949

Expenses:
Direct costs of innovation consulting services	1,337,491	4,967,243	10,124,462	—
Acquisition of technology rights	—	—	1,780,000	3,815,844
Salaries and wages	526,950	4,768,390	6,153,771	3,518,769
Professional fees	164,570	649,723	1,257,307	1,358,668
Sales and marketing	639,993	1,067,116	2,322,406	2,035,860
General and administrative	470,030	2,286,193	3,781,008	2,625,559
Depreciation and amortization	409,087	1,206,777	1,096,490	212,350
Impairment loss	—	2,368,458	—	210,140

	3,548,121	17,313,900	26,515,444	13,777,190

Other (income) and expense:
Other (income) expense	69,731
Interest expense, net	85,467

	155,198

(Loss) income before income taxes	(690,480)	(9,549,236)	(6,337,325)	6,523,759
Provision for income taxes	(66,474)	(208,585)	3,697,487	2,747,017

Net (loss) income from operations	(624,006)	(9,340,651)	(10,034,812)	3,776,742

Net realized and unrealized gains (losses) from investment company activity:
Net realized losses on investments, net of income tax benefit		(49,591,193)	(4,232,138)	(1,447,380)
Net change in unrealized appreciation (depreciation) of investments, net of deferred tax expense (benefit)		44,292,068	(12,217,977)	(10,806,048)

Net loss/ Net decrease in net assets from operations	$(624,006)	$(14,639,776)	$(26,484,927)	$(8,476,686)

Other comprehensive gain (loss):
Unrealized gain (loss) from available-for-sale securities	(70,946)
Cumulative translation adjustment	246,555

Comprehensive income (loss)	$(448,397)

Net loss/ Net decrease in net assets from operations per share:
Basic and diluted	$(0.05)	$(1.30)	$(2.66)	$(0.94)

Weighted average shares: Basic and diluted	11,605,373	11,257,663	9,947,221	8,989,234

Dividend declared or paid per share:	—	—	—	—

See accompanying notes

UTEK Corporation

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

					Investment Company Accounting					Operating Company Accounting
	Common Stock				Accumulated Net Operating Income	Net Realized Loss on Investments	Net Unrealized Depreciation of investments	Foreign Currency Translation Adjustment	Total Accumulated Loss under Investment Company Accounting	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital									Totals
Balances at January 1, 2007	8,936,009	8,936,009	$89,361	$51,993,822	$29,721,366	$(2,065,218)	$(28,897,125)	$138,956					$50,981,162
Employee stock options exercised	75,267	75,267	753	541,928	—	—	—	—					542,681
Stock-based compensation expense	—	—	—	612,893	—	—	—	—					612,893
Cumulative translation adjustment								14,498					14,498

Change in net assets	—	—	—	—	3,776,742	(1,447,380)	(10,806,048)						(8,476,686)

Balances at December 31, 2007	9,011,276	9,011,276	$90,114	$53,148,643	$33,498,108	$(3,512,598)	$(39,703,173)	$153,454					$43,674,548

Employee stock options exercised	31,015	31,015	310	189,484	—	—	—	—					189,794
Stock-based compensation expense	—	—	—	779,865	—	—	—	—					779,865
Acquisition of Pharmalicensing, Ltd.	153,967	153,967	1,540	2,148,460	—	—	—	—					2,150,000
Acquisition of Strategos	1,248,960	502,970	5,030	6,035,640	—	—	—	—					6,040,670
Acquisition of Innovaro Ltd.	691,714	345,857	3,458	3,660,855	—	—	—	—					3,664,313
Acquisition of Social Technologies Group, Inc.	998,027	499,014	4,990	5,083,448	—	—	—	—					5,088,438
Earnout accruals for all companies	—	335,801	3,358	4,021,462	—	—	—	—					4,024,820
Cumulative translation adjustment								(1,927,241)					(1,927,241)

Change in net assets	—	—	—	—	(10,034,812)	(4,232,138)	(12,217,977)						(26,484,927)

Balances at December 31, 2008	12,134,959	10,879,900	$108,800	$75,067,857	$23,463,295	$(7,744,736)	$(51,921,150)	$(1,773,787)					$37,200,279

Stock-based compensation expense	—	—	—	438,217	—	—	—	—					438,217
Common stock issued to acquire interest in a subsidiary of UTEK Real Estate Holdings, Inc.	176,470	176,470	1,765	1,498,235	—	—	—	—					1,500,000
Severance compensation paid out in escrowed shares	—	485,607	4,856	2,539,725	—	—	—	—					2,544,581
Earnout accruals and escrow adjustments	(24,352)	85,950	858	505,193	—	—	—	—					506,051
Cumulative translation adjustment								542,239					542,239

Change in net assets	—	—	—	—	(9,340,651)	(49,591,193)	44,292,068						(14,639,776)

Balances at September 30, 2009	12,287,077	11,627,927	$116,279	$80,049,227	$14,122,644	$(57,335,929)	$(7,629,082)	$(1,231,548)					$28,091,591

Adoption of Operating Company Accounting on Oct 1, 2009	—	—	—	—	(14,122,644)	57,335,929	7,629,082	1,231,548	$(52,073,915)				—

Stock-based compensation expense	—	—	—	138,960							$—		138,960
Earnout accruals and escrow adjustments	(309)	169,213	1,692	822,273							—		823,965
Unrealized gain (loss) from available-for-sale securities	—	—	—	—						$(70,946)	—		—
Cumulative translation adjustment	—	—	—	—						246,555	—		—

Other comprehensive gain (loss)	—	—	—	—						175,609	—	$175,609	175,609

Comprehensive income (loss)	—	—	—	—						$175,609	—	—	—

Net income (loss)	—	—	—	—							(624,006)	—	(624,006)

Balances at December 31, 2009	12,286,768	11,797,140	$117,971	$81,010,460					$(52,073,915)		$(624,006)	$175,609	$28,606,119

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

	Operating Company Accounting	Investment Company Accounting
	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
Operating Activities:
Net loss/ Net decrease in net assets from operations	$(624,006)	$(14,639,776)	$(26,484,927)	$(8,476,686)
Adjustments to reconcile net loss/ net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized appreciation (depreciation) of investments from investment company activity	—	(44,292,068)	10,466,219	17,325,713
Loss on sale of investments from investment company activity	—	49,591,193	6,785,540	2,320,637
Proceeds from sale of equity investments from investment company activity	—	681,727	2,265,430	1,923,528
Net proceeds from sale (purchases) of short-term investments from investment company activity	—	(198,420)	1,206,766	3,086,305
Net repayment from (investment in) UTEK Real Estate	—	—	1,965,261	(783,789)
Depreciation and amortization	409,087	1,206,777	1,096,490	212,350
Amortization of debt discount from investor warrants	35,478	—	—	—
Goodwill and intangible asset impairment	—	2,368,458	—	210,140
Loss on sale of available-for-sale securities	(19,733)	—	—	—
Loss on disposal of fixed assets	4,131	67,062	13,448	22,403
Loss on derivative liability	110,000	—	—	—
Bad debt expense	8,398	35,151	78,150	364,586
Stock-based compensation	138,960	438,217	779,865	612,893
Severance compensation paid out in escrowed shares	—	2,544,580	—	—
Deferred income taxes	(66,474)	(208,585)	2,870,820	(4,645,904)
Investment securities received in connection with the sale of technology rights	—	—	(4,559,680)	(16,172,550)
Consulting and other services rendered in exchange for investment securities	—	—	(45,269)	(1,021,117)
Changes in operating assets and liabilities:
Accounts receivable	183,028	985,238	1,749,091	124,231
Prepaid expenses and other assets	(53,095)	324,374	(126,445)	(3,241)
Deferred revenue	(734,928)	(836,752)	(577,448)	(222,059)
Accounts payable and accrued expenses	(533,050)	(642,577)	183,762	363,920

Net cash flows from operating activities	(1,142,204)	(2,575,401)	(2,332,927)	(4,758,640)

Investing Activities:
Capital expenditures	(7,643)	(7,006)	(23,772)	(50,042)
Cash received (paid) in connection with consolidation/ acquisitions	23,170	(292,468)	813,211	—
Proceeds from sale of available-for-sale securities	452,708	—	—	—

Net cash flows from investing activities	468,235	(299,474)	789,439	(50,042)

Financing Activities:
Net increase in line of credit	—	250,000	—	—
Proceeds from exercise of stock options	—	—	189,794	542,681
Proceeds from debt financing	1,750,000	—	—	—
Distributions to stockholders	—	—	—	(179,032)
Payments on notes payable and other debt	(80,720)	(198,791)	(12,248)	—

Net cash flows from financing activities	1,669,280	51,209	177,546	363,649

Effect of foreign exchange rates	4,500	20,528	33,663	14,498

Increase (decrease) in cash and cash equivalents	999,811	(2,803,138)	(1,332,279)	(4,430,535)
Cash and cash equivalents at beginning of period	1,119,159	3,922,297	5,254,576	9,685,111

Cash and cash equivalents at end of period	$2,118,970	$1,119,159	$3,922,297	$5,254,576

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
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

The Company issued 499,014 shares of common stock to purchase Social Technologies Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$8,782,600
Less: Fair value of common stock issued			5,088,438

Liabilities assumed			$3,694,162

The Company issued 58,338, 85,950 and 335,801 shares of common stock in connection with certain acquisition earnout contingencies	$823,965	$506,051	$4,024,820

Investment securities received for unearned global technology licensing services (net)			$87,500	$280,463

The Company received a note in connection with the sale of certain investments		$1,500,000

The Company received 100,000 shares in Technology Capital Services, LLC in connection with the sale of certain investments		$69,568

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
The Company received 375,000 shares in Oxygen Biotherapeutics, Inc. in connection with the redemption of 750,000 warrants		$148,750

The Company issued stock in connection with an investment in UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of UTEK common stock		$1,500,000
240,964 shares of NeoStem, Inc. common stock		200,000

		$1,700,000

The consolidation of UTEK Real Estate Holdings, Inc. as of October 1, 2009 resulted in the addition of the following assets and liabilities to the balance sheet:
Accounts receivable	$87,921
Cost method investments	494,517
Other tangible assets	441,696
Fixed assets	8,002,162
Accounts payable and accrued expenses	(104,757)
Debt	(4,184,709)

Derivative liability recorded upon issuance of investor warrants	$554,972

Cash paid for taxes	$—	$—	$—	$—

Cash paid for interest	$84,914	$50,206	$—	$—

UTEK Corporation

Consolidated Statements of Changes in Net Assets

	Nine Months Ended Sept 30, 2009(1)	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
Changes in net assets from operations:
Net (loss) income from operations	$(9,340,651)	$(10,034,812)	$3,776,742
Net realized loss on sale of investments, net of related income taxes	(49,591,193)	(4,232,138)	(1,447,380)
Change in net unrealized appreciation (depreciation) of investments, net of related deferred taxes	44,292,068	(12,217,977)	(10,806,048)

Net decrease in net assets from operations	(14,639,776)	(26,484,927)	(8,476,686)

Distributions to Stockholders (Paid or Declared):
From net income from operations(2)	—	—	—

Capital stock transactions:
Proceeds from the exercise of stock options	—	189,794	542,681
Issuance of stock options for compensation	438,217	779,865	612,893
Severance compensation paid for in escrowed shares	2,544,580	—	—
Common stock issued in acquisition of Pharmalicensing Ltd.	—	2,150,000	—
Common stock issued in acquisition of Strategos	—	6,040,669	—
Common stock issued in acquisition of Innovaro, Ltd.	—	3,664,313	—
Common stock issued in acquisition of Social Technologies Group, Inc.	—	5,088,438	—
Escrow shares earnout	506,051	4,024,820	—
Investment in UTEK Real Estate Holdings, Inc	1,500,000	—	—

Net increase in net assets from stock transactions	4,988,848	21,937,899	1,155,574

Foreign currency translation adjustment	542,240	(1,927,241)	14,498

Net decrease in net assets	(9,108,688)	(6,474,269)	(7,306,614)
Net assets at beginning of period	37,200,279	43,674,548	50,981,162

Net assets at end of period	$28,091,591	$37,200,279	$43,674,548

(1)	Information is presented for the nine months ended September 30 of the current year because the Company ceased operating as an investment company on October 1, 2009. As an operating company, measurement of certain items included in this table is not applicable or appropriate. Therefore, certain items included in this table agree to financial statements included in the Company’s September 30, 2009 quarterly report on Form 10-Q as opposed to financial statements included in this annual report on Form 10-K. See Note 1 for further discussion of the Company’s change from an investment company to an operating company.

(2)	Distributions to shareholders as noted in the Consolidated Statement of Cash Flows for the year ended December 31, 2007 was accrued at December 31, 2006; therefore, it is not reflected as a distribution to shareholders for purposes of this schedule.

See accompanying notes

UTEK Corporation

Consolidated Schedule of Investments December 31, 2008

Shares	Dates of Acquisition	Non-Affiliate Investments(1)	Original Cost Basis	Value	Percentage of Net Assets
560,003	1/07	MiMedx Group, Inc. (MiMedx, Inc.) Connective tissue technology	$—	$1,971,200	5.3%
		Advanced Medical Isotope Corporation(8) Medical isotope processes
95,000	9/06	Series A Convertible Preferred Stock	1,803,417	1,750,400	4.7
148,000	11/06-1/07	Cyberlux Corporation LED lighting solutions Series C Convertible Preferred Stock	2,181,640	1,133,400	3.0
25,931,484	1/07	Common Stock	502,558	33,100	0.1
100,000	4/06	Advanced Refractive Technologies, Inc. Ophthalmic technologies Series D Convertible Preferred Stock	1,996,176	140,000	0.4
97,000	3/06	Series C Convertible Preferred Stock	2,066,063	135,800	0.4
97,000	12/05	Series B Convertible Preferred Stock	1,032,675	70,600	0.2
4,000,000	5/06	Common Stock	76,368	140	<0.1
(6)	4/07	Oxygen Biotherapeutics, Inc.(Synthetic Blood Intn’l, Inc) Biotechnology products	120,000	151,000	0.4
321,020	6/08	CSMG Technologies, Inc. Environmental and medical technologies	300,300	81,900	0.2
92,000	3/08	Platina Energy Group Inc. Oil and gas exploration and production Series F Convertible Preferred Stock	794,880	66,200	0.2
40,000	7/06	Bacterin International, Inc. (privately held) Bioactive coatings for medical devices	120,000	40,000	0.1
60,000	12/05	Metamorphix Global, Inc. (privately held) Design and manufacture of countertops	120,000	18,000	0.1
109,091	7/06	Turbine Truck Engines, Inc. Heavy-duty highway truck engines	72,000	7,800	<0.1
6,706	5/06-6/06	Codima, Inc.(KKS Venture Management/ Rheologics) Study of blood viscosity	86,100	2,200	<0.1
		Island Gas Resources Plc. (KP Renewables Plc)(5) Renewable energy
	5/06	Convertible Debenture, due 5/10/07	4,433,403	—	0.0
	9/05	Convertible Debenture, due 9/30/06	1,884,920	—	0.0
2,500	3/05	Common Stock	94,500	700	<0.1
1,250,010	5/06	In Veritas Medical Diagnostics, Inc. Medical devices designs and testing	74,400	600	<0.1
940,000	10/06	Laserlock Technologies, Inc. Security solutions for the gaming industry	18,900	400	<0.1
2,971	12/05-8/06	The Renewable Corp. (Industrial Biotechnology Corp.) Provider of renewable resources	3,455,105	—	0.0
387,097	6/06	Tradequest International, Inc. Provider of voice over internet protocol	76,092	—	0.0
1,886	9/05-6/08	Applied Wellness Corporation (New Life Scientific, Inc.) Pharmaceutical biotechnologies	81,816	—	0.0
232,211	5/05	EFuel EFN Corp. (Preservation Sciences, Inc.) Internet sites host	—	—	0.0

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
2,430,740	2/06-6/06	UBA Technology, Inc. Software development Common Stock	1,652,900	—	0.0
95,000	4/06	Series A Convertible Preferred Stock	1,619,849	—	0.0
7,787,565	6/05-6/06	Trio Industries Group, Inc. Protective powder coating	12,330,401	—	0.0

		Total Investments in Non-Affiliates	$36,994,463	$5,603,440	15.1%

		Affiliate Investments(2)
100,000	6/08	World Energy Solutions, Inc.(7) Energy saving technologies Series B Convertible Preferred Stock	$875,000	$750,000	2.0%
100,000	9/08	Series C Convertible Preferred Stock	750,000	700,000	1.9
18,042,749	9/05-6/08	Common Stock	4,715,949	322,100	0.9
17,823	12/06-6/07	MATECH Corporation (Material Technologies, Inc.) Metal fatigue detection Common Stock	4,170,070	58,400	0.2
47,500	1/07	Series E Convertible Preferred Stock	694,640	463,100	1.2
2,040,000	4/06-7/06	CytoDyn, Inc. Novel therapeutic agents Common Stock	3,640,772	171,400	0.5
100,000	1/07	Series A Convertible Preferred Stock	845,000	260,000	0.7
15,150,717	4/05-6/08	Emission & Power Solutions, Inc. (Fuel FX International, Inc.) (privately held) Reductional environmental emissions	4,080,142	287,900	0.8
412,000	9/07	NeoStem, Inc. Stem cell banking services	761,440	164,600	0.4
49,500,000	7/07	MachineTalker, Inc. Intelligent wireless security networks	993,000	133,700	0.4
3,373,107	7/06-9/07	Avalon Oil and Gas, Inc. Oil and gas producers	2,448,681	67,500	0.2
1,426,754	9/07	USTelematics, Inc.(9) Broadband telecommunication for moving vehicles	—	59,900	0.1
6,498,845	6/07	American Soil Technologies, Inc. Fertilizer innovation	1,528,289	27,300	0.1
153,417,714	12/06-4/07	Cargo Connection Logistics Holdings, Inc. World trade logistics	959,972	10,700	<0.1
5,724,500	5/06-8/06	NetFabric Holdings, Inc. Information technology services	489,132	600	<0.1
4,426,136	7/06	DME Interactive Holdings, Inc. Multi-media entertainment	752,443	—	0.0
3,000,000	7/07	Pathway One Plc(5) Sales and development licenses	426,150	—	0.0
95,000	1/07	Tesla Vision Corporation (Manakoa Services Corp.)(8) Compliance analysis and monitoring Series B Convertible Preferred Stock	2,280,000	—	0.0
1,559,903	8/04-4/07	Common Stock	2,122,641	—	0.0
33,730,000	4/05-1/06	WebSky, Inc. Broadband wireless	897,750	—	0.0
4,221,165	4/01-12/02	Stealth MediaLabs, Inc.(9) Software products	1,708,000	—	0.0

Shares	Dates of Acquisition		Original Cost Basis	Value	Percentage of Net Assets
5,346	7/06-9/06	NutriPure Beverages, Inc. (Liberty Diversified Holdings, Inc.) Printing and packaging Common Stock	1,245,258	—	0.0
63,981	2/07	Series D Convertible Preferred Stock	382,800	—	0.0
210,000,000	1/08	RIM Semiconductor Company(7) Data transmission technology	1,792,500	—	0.0

		Total Investments in Affiliates	$38,559,629	$3,477,200	9.3%

		Control Investments(3)
1,000	11/99-11/06	UTEK Real Estate Holdings, Inc. (privately held) Real estate development	$4,131,574	$2,980,000	8.0%
15,009,402	3/06-5/07	Klegg Electronics, Inc. Manufacturer/distributor for retail electronic products	6,506,174	7,500	<0.1

		Total Investments in Control Investments	$10,637,748	$2,987,500	8.0%

		Certificates of Deposit(4)
95,000	8/08	Sun Amern BK Boca Raton FL CD, maturity 1/29/09, interest rate @ 2.60%	$95,035	$95,035	0.3%
100,000	10/08	Doral BK Catano P R CD, maturity 6/29/09, interest rate @ 3.55%	100,000	100,000	0.3
95,000	8/08	SunTrust Bank CD, maturity 9/12/09, interest rate @ 4.21%	96,546	96,546	0.3

		Total Investments in Certificates of Deposit	$291,581	$291,581	0.8%

		TOTAL INVESTMENTS	$86,483,421	$12,359,721	33.2%

		Cash and other assets, less liabilities		24,840,558	66.8%

		Net assets at December 31, 2008		$37,200,279	100%

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

(4)	The Company invests excess cash in a number of certificates of deposit. These short-term investments normally have three-month to one-year maturities and do not qualify as cash or cash equivalents.

(5)	Non-U.S. company or the company’s principal place of business is outside the U.S.

(6)	Investment consists of warrants to purchase 1,500,000 shares of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc., common stock.

(7)	During the period ended December 31, 2008, the Company reclassified this investment from Control investments to Affiliate investments based on the criteria in notes (2) and (3).

(8)	Advanced Medical Isotope Corporation and Tesla Vision Corporation are related through common management.

(9)	Stealth MediaLabs, Inc. and USTelematics, Inc. are related through common management.

See accompanying notes

UTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Withdrawal of the Company’s Election to be Treated as a Business Development Company under the Investment Company Act of 1940

Until September 30, 2009, the Company was a non-diversified, closed-end management investment company that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). On October 1, 2009, the Company filed a notification on Form N-54C with the Securities and Exchange Commission (“SEC”) withdrawing its election to be regulated as a BDC under the 1940 Act. As such, the Company began reporting as an operating company as of October 1, 2009.

Based on the Company’s current business focus and the fact that the equity interests it holds have constituted a declining amount of its assets over the last couple of years, the Company determined that it no longer met the requirements to be regulated as a BDC under the 1940 Act. In this regard, the Company’s current business focus is to provide consulting and technology transfer services to companies in exchange for cash as opposed to equity interests. Thus, because of the Company’s current business focus of providing consulting and technology transfer services to companies in exchange for cash as opposed to equity interests, as well as the fact that the Company no longer holds the requisite level of “investment securities” (as this term is defined in the 1940 Act) to permit it to be an “investment company” under the 1940 Act and, as a result, be regulated as a BDC, the Company is operating, and intends to continue to operate, as an operating company rather than an investment company.

Accordingly, and after careful consideration of the requirements applicable to BDCs under the 1940 Act, the cost of compliance with the provisions of the 1940 Act and a thorough assessment of the Company’s current business model, the Company’s Board of Directors determined that the Company should withdraw its election to be regulated as a BDC under the 1940 Act.

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

As a result of our de-election from BDC status, we make reference to both Investment Company Accounting and Operating Company Accounting throughout these consolidated financial statements. Investment Company Accounting, as we refer to it, is defined as accounting in accordance with U.S. generally accepted accounting principles (“US GAAP”) for investment companies under the 1940 Act. Operating Company Accounting, as we refer to it, is defined as accounting in accordance with US GAAP other than for investment companies under the 1940 Act.

As an operating company, the Company is required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”). Under Investment Company Accounting, the fair value of UTEK Real Estate was included in the Company’s portfolio investments and the operating results of these companies were not consolidated with those of the Company. The assets, liabilities and results of operations of UTEK Real Estate have been included in the Company’s consolidated financial statements from October 1, 2009. As of October 1, 2009, none of the Company’s other investments are greater than 20% of the outstanding equity interests of any individual company, and accordingly, consolidation is not required for these investments.

The change in reporting did not have a material affect on the Company’s net loss from operations, net loss or related per share amounts for the three months ended December 31, 2009.

Conversion from Investment Company Presentation to Operating Company Presentation

ASC Topic 250, Accounting Changes and Error Corrections

UTEK was required to make the accounting change at the time that it no longer met the requirements of the 1940 Act and filed its Form N-54C with the SEC withdrawing its election to be treated as a BDC under the 1940 Act. The Company has applied the change as of October 1, 2009, which is the first date that it was no longer appropriate for the Company to use Investment Company Accounting.

The Company’s change in financial statement presentation from fair value Investment Company Accounting to Operating Company Accounting has been accounted for as the initial adoption of or modification of an accounting principle resulting from a change in events or transactions as contemplated by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250-10-45-1. The Company’s change to Operating Company Accounting is clearly different in substance from that previously occurring under Investment Company Accounting. This is not considered to be a change in accounting principle. In accordance with this view, the Company applied the adoption of accounting as an operating company prospectively beginning October 1, 2009.

ASC Topic 946, Investment Companies

As there was limited authoritative guidance on accounting for the transition from a BDC to an operating company, the Company reviewed the guidance in ASC Topic 946 Financial Services—Investment Companies. The Company relied on the guidance in Topic 946, a significant portion of which has been delayed indefinitely. The guidance that has been delayed is not US GAAP and is considered nonauthoritative.

The initial determination of whether UTEK was an investment company within the scope of Topic 946 was made upon formation of the Company. Reconsideration of the provisions of Topic 946 by the Company’s Board of Directors during 2009 resulted in the determination that continuation as a BDC was inappropriate. ASC 946-10-15-5 (delayed) dictates companies that no longer meet the conditions of an investment company should discontinue application of Topic 946 and report the change in status prospectively by accounting for its investments in conformity with applicable US GAAP other than Investment Company Accounting, beginning as of the date of the change using fair value in conformity with Investment Company Accounting at the date of the change as the carrying amount of investments at the date of the change. In accordance with this guidance, the Company reported a change in status and began reporting as an operating company as of October 1, 2009. In addition, the fair value of the Company’s investments as of September 30, 2009 became their cost basis under Operating Company Accounting beginning on October 1, 2009.

Presentation of Financial Statements

The Company made the following adjustments in order to present two years of financial statements together for which the years include two different methods of accounting. Changes made to the accompanying consolidated balance sheet / consolidated statement of assets and liabilities include the following:

•	The balance sheet was reformatted as of December 31, 2009 to a classified balance sheet presentation in accordance with Operating Company Accounting.

•

The investment in UTEK Real Estate Holdings, Inc., which was included as a portfolio investment under Investment Company Accounting, was eliminated and this company’s balance sheet is consolidated with UTEK as of the date of change of October 1, 2009 pursuant to Operating Company Accounting.

•

Investments are now presented as certificates of deposit and either available-for-sale securities or investments under cost method in accordance with ASC Topic 320 Investments—Debt and Equity Securities and ASC Topic 325 Investments—Other.

•

The stockholders’ equity presentation has separate classification for earnings accounts under Investment Company Accounting and Operating Company Accounting. Accumulated income (loss) under Investment Company Accounting includes earnings through September 30, 2009. Accumulated income (deficit) under Operating Company Accounting includes earnings incurred subsequent to the date of change of October 1, 2009.

Changes made to the accompanying consolidated statements of operations include the following:

•

Operations for the year ended December 31, 2009 were segregated into two columns in the consolidated statements of operations to properly report results of operations in accordance with the accounting in effect during the respective periods. The nine months ended September 30, 2009 are presented in investment company format and the three months ended December 31, 2009 are presented in operating company format.

•

The statement of operations was reformatted for the three months ended December 31, 2009 to conform to an operating company presentation. Certain balances are not applicable to an investment company and are not included prior to the date of change of October 1, 2009. These include other (income) expense and interest expense, net. In addition, this statement includes the statement of comprehensive income (loss) for the three months ended December 31, 2009.

•

UTEK Real Estate’s results of operations are consolidated with those of UTEK as of the date of change of October 1, 2009. Intercompany transactions, including intercompany borrowings and rent, are eliminated in consolidation for the three months ended December 31, 2009. Through September 31, 2009, UTEK Real Estate is included as one of the Company’s portfolio companies and the fair value of this company is included in the Company’s portfolio investments.

•

Certain balances reported under Investment Company Accounting are not applicable to an operating company and are not included subsequent to the date of change of October 1, 2009. These include investment income, net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments. Under Operating Company Accounting, income and losses from these sources are classified as follows:

•	Investment income is included in other (income) expense or interest expense, net, depending on its source.

•	Realized gains (losses) on investments are included in other (income) expense.

•

Unrealized appreciation (depreciation) on available-for-sale securities are reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

Other changes include the following:

•

The Consolidated Statements of Changes in Net Assets and the Schedule of Investments in and Advances to Affiliates, as well as Selected Per Share Data and Ratios under Investment Company Accounting included in Note 16, are included only through September 30, 2009 as they are requirements under Investment Company Accounting. Therefore, certain balances as shown will agree to the Company’s quarterly report on Form 10-Q for the nine months ended September 30, 2009 as opposed to the current financial statements included in this annual report on Form 10-K.

•	The Consolidated Schedule of Investments is presented only for the year ended December 31, 2008.

•

The consolidated statement of stockholders’ equity (deficit) is included for the years ended December 31, 2009, 2008 and 2007. In addition, this statement includes the statement of comprehensive income (loss) for the three months ended December 31, 2009.

•

Cash flows for the year ended December 31, 2009 were segregated into two columns in the consolidated statements of cash flows to properly report cash flows in accordance with the accounting in effect during the respective periods. The nine months ended September 30, 2009 are presented in investment company format and the three months ended December 31, 2009 are presented in operating company format.

Consolidation of UTEK Real Estate

UTEK Real Estate has been consolidated into the Company’s balance sheet as of December 31, 2009. The following reflects the components of UTEK Real Estate’s carrying value as of October 1, 2009:

Cash	$23,170
Accounts receivable	87,921
Cost method investments	494,517
Other tangible assets	441,696
Fixed assets	8,002,162
Accounts payable and accrued expenses	(104,757)
Debt	(4,184,709)

Total carrying value	$4,760,000

2. Nature of Business and Significant Accounting Policies

Organization

We commenced operations in 1997 and were originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

The Company

The Company provides services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided throughout the United States (“U.S.”) and the United Kingdom (“UK”).

Innovation Consulting Services

The Company provides strategic innovation consulting services to clients to help them become more efficient by finding new avenues for growth, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. Business value is delivered to our clients through working with a team of seasoned and experienced professionals capable of unlocking an organization’s capacity for strategy and innovation.

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

Sale of Technology Rights

UTEK’s services enable companies to acquire externally developed technologies from universities, university incubators, federal labs, medical centers, and corporate research laboratories worldwide to augment their internal research and development (“R&D”) efforts. A sale of technology rights refers to the process by which these technologies are licensed to companies for potential commercial development and use. UTEK’s goal is to provide its clients an opportunity to acquire and commercialize innovative technologies primarily developed external to their business.

Subscription and Other Services

Online Licensing Platform

The Company’s online licensing services division provides the following subscription-based website services:

•

Pharmalicensing is a biopharmaceutical innovation resource designed for life science professionals driving partnering, licensing and business development worldwide. Pharmalicensing affords clients the ability to in-license and out-license intellectual property and also provides partnering services, business development reports, industry news and a jobs source for candidates and employers. We are tracking at over 200,000 visitors per month and developing partnerships with sites such as Patents.com to drive further traffic.

•

Medical Device Licensing is an online global resource for open innovation, partnering, licensing and business development within the medical device industry. Medical Device Licensing benefits from the Pharmalicensing traffic and partnerships as well as establishing some of its own with member associations around the globe to further its reach and exposure.

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

Global Technology Licensing

The Company’s global technology licensing service enables clients to enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers, federal research laboratories, select corporations, and university incubator programs.

Another component of the Company’s global technology licensing division is our patent analytic service designed to help our clients create marketplace value from their intellectual property (“IP”). The Company helps clients identify the strengths and weaknesses of their own IP as well as that of companies in the same or adjacent industries. Additionally, by identifying gaps and opportunities in the IP landscape, the Company assists clients with developing IP acquisition, disposition, and management strategies.

Principles of Consolidation

The consolidated financial statements include the accounts of UTEK and its wholly owned subsidiaries: UTEK Europe, Ltd. (Europe), UTEKip, Ltd. (Israel) and UTEK Real Estate Holdings, Inc. UTEKip, Ltd. was dissolved in 2008 and all operations of that subsidiary are currently being serviced by UTEK. In addition, the legal entities for Innovaro, Ltd., Pharmalicensing, Ltd. and Carmi, Inc. (Strategos) still exist, but their operations have been assumed by UTEK and UTEK Europe, Ltd. All intercompany transactions and balances are eliminated in consolidation.

As an investment company, portfolio investments are held for the purpose of deriving investment income and future capital gains. The operating results of the Company’s portfolio companies, including UTEK Real Estate Holdings, Inc., are not consolidated in the Company’s financial statements through September 30, 2009.

Effective October 1, 2009, the Company is reporting as an operating company. As such, the Company is required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”). The assets, liabilities and results of operations of UTEK Real Estate have been included in the Company’s consolidated financial statements from October 1, 2009. As of October 1, 2009, none of the Company’s other investments are greater than 20% of the outstanding equity interests of any individual company, and accordingly, equity investment accounting is not warranted for these investments.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 balances to conform to the 2009 financial statement presentation.

Business Combinations

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with US GAAP for business combinations. The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed based on additional information received, with the corresponding offset to goodwill. In addition, there are contingencies based on earnings (commonly referred to as earnouts) included in some of the Company’s purchase agreements entered into during 2008. The earnout is recorded as it is earned over the contingency period, which is generally one to three years from the business combination date. With the exception of unresolved income tax matters or the earnout of contingent consideration, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in the Company’s operating results in the period in which the adjustment is determined.

In January 2009, the Company adopted new US GAAP for business combinations, which requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. This new US GAAP requires that more assets and liabilities assumed be measured at fair value as of the acquisition date and that liabilities related to contingent consideration be re-measured at fair value in each subsequent reporting period. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of this new US GAAP for business combinations will depend on the nature of acquisitions completed after the date of adoption.

Investments

Under Investment Company Accounting

Through September 30, 2009, the Company operated as a non-diversified, closed-end management investment company that had elected to be treated as a BDC under the 1940 Act and accounted for investments in accordance with Investment Company Accounting.

Pursuant to the requirements of the 1940 Act, UTEK’s Board of Directors was responsible for determining, in good faith, the fair value of the Company’s securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors considered valuation appraisals provided by an independent valuation firm.

Our equity interests in portfolio companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in active markets. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in portfolio companies for which market quotations are readily available is based on the public market price on the balance sheet date. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale.

The Board of Directors based its determination upon, among other things, applicable quantitative and qualitative factors. These factors included, but were not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

Without a readily available market value, the value of the portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities, and the differences could be material. Approximately 60% and 28% of the Company’s investments owned at September 30, 2009 and December 31, 2008, respectively, were stated at fair value as determined by the Board of Directors, in the absence of readily available fair values. The Company used the first-in, first-out (FIFO) method of accounting for sales of its investments.

Under Operating Company Accounting

The Company began reporting as an operating company on October 1, 2009. In connection therewith, the Company modified the accounting treatment for it investments to conform to US GAAP for operating companies. See Note 1 for further discussion of the Company’s withdrawal of its election to be treated as an investment company under the 1940 Act and the effects on the Company’s financial statements.

Certificates of Deposit

Certificates of deposit are short term investments that are carried at their fair values. These certificates of deposit collateralize the Company’s line of credit as of December 31, 2009.

Available-for-Sale Securities

As of October 1, 2009, the Company classifies all investments in freely tradable equity securities as available-for-sale in accordance with US GAAP and our intentions regarding these instruments. Investments in equity securities of public companies continue to be accounted for using the fair value method as long as there is a market in the stock that provides readily determinable fair values for these securities. These investments are adjusted to fair value at the end of each quarter, as determined using the assistance of an independent valuation firm. Unrealized gains and losses are reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet. Realized gains and losses from the sale of available-for-sale securities are determined on the FIFO method of accounting and are included as a component of other (income) expense in the consolidated statement of operations.

Should management determine that an available-for-sale security has an other-than-temporary decline in fair value, the Company would recognize the investment loss in the consolidated statement of operations. Available-for-sale securities were evaluated for other-than-temporary impairment at December 31, 2009. See Note 4 for further discussion.

Investments under Cost Method

As of October 1, 2009, the Company classifies all investments in non-marketable equity securities in which we do not have a controlling financial interest, constituting 20% interest in the company, or significant influence as investments under cost method in accordance with US GAAP. Pursuant to US GAAP, the fair value of the Company’s non-marketable equity securities at September 30, 2009 became the new cost basis of the investments under cost method on October 1, 2009.

Individual securities classified as investments under cost method will remain at cost basis unless there is impairment. The Company must determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the impairment will be included in earnings as a realized loss. The new cost basis cannot be adjusted upwards for subsequent recoveries in fair value. Investments under cost method were considered for impairment at December 31, 2009. As of December 31, 2009, the Company determined that the fair value of approximately $418,000 of the Company’s investments under cost method exceeded the carrying amount of these investments. It was not practicable to estimate the fair value of the remaining $170,000 of the Company’s investments under cost method and such an estimate was not made because there were no events or circumstances that could have had a significant adverse effect on the fair value of such investments during 2009.

Realized gains and losses from the sale of investments under cost method are determined on the FIFO method of accounting and are included as a component of other (income) expense in the consolidated statement of operations.

Cash and Cash Equivalents

The Company considers all highly liquid, fixed income investments with maturities of three months or less at the time of acquisition to be cash equivalents.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The provision for doubtful accounts and notes was approximately $83,000 and $124,000 as of December 31, 2009 and 2008, respectively.

Note Receivable

The Company holds a $1,500,000 note receivable from a privately held company. The note was received in exchange for the sale of certain of the Company’s investments in January 2009. The note bears interest at 7% per annum and does not require the payment of such interest or the principal amount of the note until maturity of the note on December 31, 2012. The Company recorded $96,000 of accrued interest income on the note for the year ended December 31, 2009. The note is collateralized by a security interest in certain property located in Pasco County, Florida.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets of between 3 and 39.5 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. The Company believes that no impairment of fixed assets exists at December 31, 2009 and 2008.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included as a component of other (income) expense in the consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the assets acquired in connection with the Company’s acquisitions. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of the Company’s acquisitions. In accordance with US GAAP, goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Intangible assets with finite lives are amortized over their estimated useful lives.

Impairment of Long-lived Assets

Long-lived assets are tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting its impairment test, the Company compares the fair value of each of its reporting units to the related book value. If the fair value of a reporting unit exceeds its net book value, long-lived assets are considered not to be impaired. If the net book value of a reporting unit exceeds it fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment test using balances as of December 31.

Derivative Liability

US GAAP requires bifurcation of embedded derivative instruments and measure of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. We estimate the fair value of these instruments using the Black-Scholes option pricing model. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each quarter, with any increase or decrease in the fair value being recorded in results of operations as a component of other (income) expense.

At December 31, 2009, we had a derivative instrument related to our issuance of a Note and Warrant Purchase Agreement as further discussed in Note 7. The warrants have features that make their exercise price variable. We used the Black-Scholes model to determine the fair value of these warrants at inception, which resulted in a derivative liability of approximately $555,000. We used the Black-Scholes model to determine the fair value of the warrants again as of December 31, 2009, which resulted in a derivative liability of approximately $665,000. The increase in the fair value of the derivative liability from inception is primarily related to the increase in the market price of our stock during the period.

Foreign Currency Translation

The functional currency of the Company’s UK operations is that country’s local currency. The Company translates the assets and liabilities of its UK subsidiary into U.S. Dollars at the exchange rates in effect at the end of each reporting period. Revenues and expenses of the Company’s UK operations are translated into U.S. Dollars using weighted average exchange rates during the period. Through September 30, 2009, the effects of foreign currency translation adjustments are reported as a component of investment company equity in the consolidated statement of assets and liabilities. Beginning October 1, 2009, the translation adjustments are included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet. Foreign currency transaction gains and losses are included in other (income) expense in the consolidated statement of operations as of October 1, 2009 and are immaterial for all periods presented.

Revenue Recognition

Innovation Consulting Services

Related to the Company’s Strategos division, revenues on fixed fee contracts are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Total revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses and exclude applicable taxes. The Company bills clients for services and expenses incurred in accordance with the terms of the client engagement agreement.

Related to the Company’s Social Technologies division, the Company has certain other consulting revenue that is derived from the sale of services in technology foresight, forecasting, scenario playing, vision, creativity and leadership, as well as the sale of services to provide for the design, development and implementation of custom software applications. Vendor specific objective evidence is not available to allocate among the respective deliverables in contracts with multiple deliverables. Accordingly, the Company recognizes consulting services revenue at the point when all the deliverables associated with the consulting contract have been provided to the customer.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services (included as a component of prepaid expenses and other assets) or deferred revenue in the consolidated balance sheets. Client prepayments and retainers are classified as deferred revenue and recognized over future periods as earned.

Time-and-expense billing arrangements generally require the client to pay based on the number of hours worked by our consulting professionals at agreed-upon rates. Time-and-expense revenues are billed and recognized as incurred.

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

Revenue from global technology licensing agreements in which unregistered shares of common stock are received before they are earned are deferred and recognized over the term of each agreement. For global technology licensing agreements in which the stock is received ratably over the agreement, revenue is recognized as earned. The common stock received as payment is recorded as income based on the fair value of the consideration received. At December 31, 2009 and 2008, the Company did not have any global technology licensing agreements for which payment was to be received in stock.

Direct Costs Related to Revenue

Direct costs of innovation consulting services are comprised of salaries and related taxes, bonuses, certain outside services and other direct project costs related to innovation consulting services revenue. Acquisition of technology rights costs consist of the direct costs associated with technology transfers, which include cash to further accelerate commercialization efforts, license fees to acquire new technologies, consulting fees with the inventor of the technologies, and sponsored research fees with the university or research facility transferring the technologies. The Company does not report direct costs associated with its subscription and other services revenue as these costs have not been quantified.

Stock-Based Compensation

At December 31, 2009, the Company had two stock-based equity compensation plans, which are described more fully in Note 9.

The Company accounts for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the years ended December 31, 2009, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company uses the Black-Scholes option pricing model to estimate fair value of stock option grants at the grant date.

Determination of the fair values of stock option grants at the grant date requires judgment, including estimating the expected term of the relevant grants and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of stock option grants that are expected to be forfeited. The expected term of options granted represents the period of time that the options are expected to be outstanding and is based on historical experience of similar grants, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. Expected forfeitures are based on historical experience and expectations of future employee behavior.

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

For federal and state income tax purposes, the Company is taxed at regular corporate rates on ordinary income and recognizes gains on distributions of appreciated property. As an investment company, the Company was not entitled to the special tax treatment available to BDCs that elect to be treated as regulated investment companies under the Internal Revenue Code because, among other reasons, the Company did not distribute at least 90% of “investment company taxable income” as required by the Internal Revenue Code for such treatment.

Certain guidance located within ASC Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the years ended December 31, 2009, 2008 and 2007.

The Company does not have any income tax benefit related to its net loss from operations in 2009, nor does it have a deferred tax asset related to its net operating loss carryforward, because of a 100% valuation allowance. The Company does have an income tax benefit from the reversal of a deferred tax liability related to the impairment of an indefinite-lived intangible asset and from foreign tax for the year ended December 31, 2009.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation from Investment Company Activity

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. The original cost basis of the securities received in connection with global technology licensing agreements and technology transfers is equal to the amount of revenue recognized upon the receipt of such securities. Net change in unrealized appreciation or depreciation of investments through September 30, 2009 reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. The Company’s dilutive potential common shares consist of outstanding stock options and warrants.

Components of basic and diluted per share data are as follows:

	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
Weighted average outstanding shares of common stock	11,605,373	11,257,663	9,947,221	8,989,234
Dilutive effect of stock options and warrants	—	—	—	—

Common stock and common stock equivalents	11,605,373	11,257,663	9,947,221	8,989,234

Shares excluded from calculation of diluted EPS(1)	1,739,150	1,014,400	988,400	652,025

(1)	These shares attributable to outstanding common stock options and warrants were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss/ net decrease in net assets from operations during the period.

Dividends to Shareholders

Dividends to shareholders are recorded on the date of declaration.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, certificates of deposit, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and the derivative liability. The fair value of trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of certificates of deposit is recorded based upon their market value. The fair value of all other investments is determined as further discussed in Note 4. The fair value of the derivative liability is determined as further described in Note 7. The estimated fair value of the Company’s long-term debt at December 31, 2009 is not materially different from the carrying value of $6.3 million.

Financial instruments with significant credit risk include investments, certificates of deposit and cash and cash equivalents. The Company invests its cash and cash equivalents and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at December 31, 2009. The Company has not experienced any losses on such accounts.

The Company had one major customer during the year ended December 31, 2009, two major customers during the year ended December 31, 2008 and three major customers during the year ended December 31, 2007. Major customers, those generating greater than 10% of total income from operations, accounted for approximately 10%, 27% and 43% of the Company’s revenue during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, one customer accounted for approximately 17% of accounts receivable at December 31, 2009.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition, the fair value of certain investments, stock-based compensation, the carrying values of goodwill, intangible assets and the derivative liability, and the purchase price allocation process for business combinations. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In October 2008, the FASB amended ASC Topic 820, Fair Value Measurements and Disclosures. Topic 820 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. Topic 820 does not change the fair value measurement principles set forth in the original literature. Since adopting Topic 820 in January 2008, UTEK’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in Topic 820 and Topic 825, Financial Instruments. Therefore, UTEK’s adoption of Topics 820 and 825 did not affect its practices for determining the fair value of its investments and did not have a material effect on its consolidated financial statements.

In April 2009, the FASB amended ASC Topic 805, Business Combinations. Topic 805 establishes a model to account for certain pre-acquisition contingencies. Under Topic 805, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in ASC Topic 450, Contingencies, and ASC Topic 450-20, Loss Contingencies. Topic 805 was effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed subsequent to that date. The impact of the adoption of Topic 805 will depend on the nature of acquisitions completed after the date of adoption.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. All of the Codification’s content carries the same level of authority, and the US GAAP hierarchy will be modified to include only two levels: authoritative and nonauthoritative. Topic 105 was effective for the Company as of July 1, 2009 and did not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This standard requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard was effective for the Company as of January 1, 2010 and did not have a material effect on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 (previously exposed for comments as proposed FSP FAS 157-f) to provide guidance on measuring the fair value of liabilities under ASC Topic 820 Fair Value Measurements and Disclosures. ASU 2009-05 clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use certain valuation techniques to estimate fair value. ASU 2009-05 was effective for the Company on October 1, 2009 and did not have a material effect on its consolidated financial statements.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. This update is effective for the Company beginning January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

Strategos

On April 17, 2008, UTEK purchased all of the shares of Carmi, Inc., a 100% owned subsidiary of Strategos, LLC, wherein Carmi, Inc. became a subsidiary of UTEK. Carmi, Inc. is being dissolved and all operations are included as a unit of UTEK, which is doing business as and is referred to as “Strategos” throughout these financial statements. The financial results of Strategos have been included in the Company’s consolidated financial statements from April 17, 2008.

The total purchase price for Strategos was $11.4 million, which consisted of 1,094,084 shares of UTEK unregistered common stock. Strategos stockholders were entitled to 502,970 shares of UTEK unregistered common stock valued at approximately $6,041,000 as of the acquisition date. In addition, Strategos stockholders received an additional 329,670 and 261,444 shares of UTEK unregistered common stock in 2008 and 2009, respectively, pursuant to having met specific revenue targets for those years. In allocating the purchase price based on estimated fair values, the Company recorded approximately $5.8 million of goodwill, $6.4 million of identifiable intangible assets and $(787,000) of net tangible assets.

Social Technologies

On October 10, 2008, UTEK purchased 100% of Social Technologies Group, Inc. (“Social Technologies”). The financial results of Social Technologies have been included in the Company’s consolidated financial statements from October 10, 2008.

The total purchase price for Social Technologies was $5.2 million, which consisted of 512,420 shares of UTEK unregistered common stock. Social Technologies stockholders were entitled to 499,014 shares of UTEK unregistered common stock valued at approximately $5,088,000 as of the acquisition date. In addition, Social Technologies stockholders received an additional 13,406 shares of UTEK unregistered common stock in 2009 pursuant to having met specific revenue targets for that year. In allocating the purchase price based on estimated fair values, we recorded approximately $5.7 million of goodwill, $2.2 million of identifiable intangible assets and $(2.7 million) of net tangible assets.

Pharmalicensing

On December 20, 2007, the Company entered into a stock purchase agreement with Partnering Intelligence Limited and Bridgehead International Limited to acquire Pharmalicensing Limited (“Pharmalicensing”). The transaction closed and became effective on January 3, 2008, at which time the Company issued 153,967 shares of unregistered UTEK common stock, valued at $2.15 million, to Partnering Intelligence in consideration for all of the shares of Pharmalicensing owned by Partnering Intelligence. In allocating the purchase price based on estimated fair values, we recorded approximately $1.5 million of goodwill, $858,000 of identifiable intangible assets and $(235,000) of net tangible assets. The financial results of Pharmalicensing have been included in the Company’s consolidated financial statements from January 3, 2008.

Innovaro

On July 3, 2008, the Company entered into a stock purchase agreement to acquire 100% of Innovaro Limited (“Innovaro”), a company incorporated in the United Kingdom and Wales. The financial results of Innovaro have been included in the Company’s consolidated financial statements from July 3, 2008.

The total purchase price for Innovaro was $3.8 million, which consisted of 356,962 shares of UTEK unregistered common stock. Innovaro stockholders were entitled to 345,857 shares of UTEK unregistered common stock valued at approximately $3,664,000 as of the acquisition date. In addition, Innovaro stockholders received an additional 6,131 and 4,974 shares of UTEK unregistered common stock in 2008 and 2009, respectively, pursuant to having met specific revenue targets for those years. In allocating the purchase price based on estimated fair values, we recorded approximately $1.7 million of goodwill, $3.0 million of identifiable intangible assets and $(915,000) of net tangible assets.

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

4. Investments

Under Investment Company Accounting

Through September 30, 2009, the Company was operating as an investment company under the 1940 Act and accounted for investments in accordance with Investment Company Accounting.

Investments at December 31, 2008 were valued at fair value as determined by the Board of Directors, with the assistance of appraisals provided by an independent valuation service provider, in the absence of readily available market values. The values assigned to these securities were based upon available information and may not reflect amounts that ultimately have been or may be realized. Accordingly, the fair values included in the accompanying schedule of investments as of December 31, 2008 may differ from the values that would have been used had a ready market existed for these securities and such differences could be material.

In connection with the Company’s plan to de-elect BDC status, the Company liquidated a significant portion of its investment portfolio during 2009. The Company sold some or all of its shares in a significant number of its investments for $3.1 million in cash and other assets, which included $1.1 million in cash, $218,000 in common stock, $201,000 in an additional investment in UTEK Real Estate Holdings, Inc., and a $1.5 million note receivable. In connection therewith, the Company recognized realized losses of $49.6 million and unrealized appreciation of $44.3 million, which is primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments, for the nine months ended September 30, 2009.

Under Operating Company Accounting

The Company began reporting as an operating company on October 1, 2009. In connection therewith, the Company modified the accounting treatment for it investments to conform to US GAAP for operating companies. See Note 1 for further discussion of the Company’s withdrawal of its election to be treated as an investment company under the 1940 Act and the effects on the Company’s financial statements.

Available-for-Sale Securities

As of October 1, 2009, the Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with US GAAP and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of December 31, 2009.

	Cost	Unrealized(1)
		Gains	Losses	Fair Value
Equity securities	$800,746	$282,684	$(353,630)	$729,800

Available-for-Sale Securities	$800,746	$282,684	$(353,630)	$729,800

(1)	The total of the unrealized gains and losses of $(70,946) is included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

As of December 31, 2009, five of our nine total available-for-sale securities were in an unrealized loss position, all of which were for a period of less than twelve months. These securities are in micro-cap companies in various industries and the impairment is significant as it relates to three of the five investments. In all cases, the impairment is deemed to have been caused by general market fluctuations. Based on third-party valuations, the Company believes these impairments are not other-than-temporary. Accordingly, no impairment loss has been recognized on these securities.

Proceeds from the sale of available-for-sale securities for the three months ended December 31, 2009 were approximately $453,000. Gross realized gains (losses) were approximately $20,000 for the three months ended December 31, 2009.

Fair Value Hierarchy

The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy, the provisions of the 1940 Act and US GAAP through September 30, 2009. Subsequent to October 1, 2009, the Company values its investments in certificates of deposits and available-for-sale securities and its derivative liability at fair value in accordance with US GAAP. US GAAP establishes a fair value hierarchy that encourages and is based on the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. When there are multiple inputs for determining the fair value of an investment, the Company classifies the investment in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Inputs are classified into one of three categories:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3—Unobservable inputs for the asset of liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2009 and 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit at 12/31/09	$492,246	$—	$492,246	$—
Available-for-sale securities at 12/31/09	$729,800	$—	$729,800	$—
Derivative liability at 12/31/09	$(664,972)	$—	$(664,972)	$—
Total investments at 12/31/08	$12,359,721	$—	$12,359,721	$—

The Company’s investments are classified within Level 2 of the fair value hierarchy. Our equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available is based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale. The Company utilizes the assistance of an independent valuation firm in determining these values.

The Company’s derivative liability is classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liability utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility.

5. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2009	2008
Computer Equipment	$316,250	$708,334
Furniture and Fixtures	651,948	394,314
Leasehold Improvements	9,085	25,883
Building	2,169,128	—
Building Improvements	1,824,546	—
Land	4,388,625	—

	9,359,582	1,128,531
Less: Accumulated Depreciation	(971,319)	(475,323)

	$8,388,263	$653,208

Depreciation expense was approximately $215,000, $164,000 and $145,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

6. Goodwill and Intangible Assets

In accordance with US GAAP, goodwill is not subject to amortization. Goodwill and indefinite-lived assets are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. Management engages an independent valuation firm to assist in its impairment assessment reviews. The Company determines the fair value of its reporting units primarily by comparing the reporting unit to similar business ownership interests that have been sold. The Company also uses comparative price-to-book multiples and other factors to corroborate the reasonableness of the conclusion.

As a result of significant declines in revenues related to its futures and foresight projects, management determined that there was possible goodwill and intangible asset impairment for our Social Technologies division (innovation consulting segment). Therefore, interim impairment testing was performed as of June 30, 2009. The state of the economy early in 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of this division’s employees in favor of an independent, network-based approach in an effort to reduce overhead. Management concluded that this division suffered a significant adverse change in the business, which included a projection of continuing operating and cash flow losses. The Company determined that there was impairment of this division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million. This impairment loss is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2009. Based on the annual impairment analysis completed with the assistance of an independent valuation firm, the Company determined that no additional impairment exists at December 31, 2009.

In connection with our annual impairment analysis in 2007, we determined there was impairment of the goodwill related to the Pharma Transfer, Ltd. and Knowledge Express acquisitions. As a result, we recorded a partial impairment of the related goodwill during 2007. These write-downs resulted in an impairment charge of approximately $159,000 ($99,000 after tax) for the United Kingdom segment and $51,000 ($32,000 after tax) for the United States segment during 2007. This impairment loss is included in the Company’s consolidated statement of operations for the year ended December 31, 2007.

The following table presents goodwill and intangible assets as of December 31, 2009 and 2008.

		2009			2008
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Trade names/trademarks/ websites	5.0 years	$674,293	$438,574	$235,719	$636,642	$321,037	$315,605
Proprietary software/ processes/ know-how	6.1 years	3,172,396	807,598	2,364,798	3,737,093	336,583	3,400,510
Non-compete agreements	3.4 years	709,862	324,701	385,161	697,404	111,585	585,819
Customer list	8.1 years	3,749,493	833,054	2,916,439	3,851,759	370,621	3,481,138

Total amortizable intangible assets, net				5,902,117			7,783,072
Infinite-lived intangible assets:
Trade names				2,590,184			2,880,903

Total intangible assets, net				$8,492,301			$10,663,975

Goodwill				$15,874,139			$15,246,143

The changes to the net carrying value of goodwill by product segment for the years ended December 31, 2009 and 2008 are as follows:

	Innovation Consulting	Subscription Services	Other Services	Total
Balance as of December 31, 2007	$—	$1,809,000	$1,012,064	$2,821,064
Increases due to acquisitions and earnouts	11,646,767	1,766,991	—	13,413,758
Impairment	—	—	—	—
Translation adjustment	(374,803)	(457,867)	(156,009)	(988,679)

Balance as of December 31, 2008	11,271,964	3,118,124	856,055	15,246,143
Increases due to acquisitions and earnouts	1,622,484	—	—	1,622,484
Impairment	(1,325,767)	—	—	(1,325,767)
Translation adjustment	140,765	143,476	47,038	331,279

Balance as of December 31, 2009	$11,709,446	$3,261,600	$903,093	$15,874,139

The changes to the net carrying value of intangible assets by product segment for the years ended December 31, 2009 and 2008 are as follows:

	Innovation Consulting	Subscription Services	Other Services	Total
Balance as of December 31, 2007	$—	$117,146	$6,667	$123,813
Increases due to acquisitions and earnouts	11,583,488	858,386	—	12,441,874
Amortization	(749,534)	(173,284)	(6,667)	(929,485)
Impairment	—	—	—	—
Translation adjustment	(772,726)	(199,501)	—	(972,227)

Balance as of December 31, 2008	10,061,228	602,747	—	10,663,975
Increases due to acquisitions and earnouts	—	—	—	—
Amortization	(1,247,724)	(155,643)	—	(1,403,367)
Impairment	(1,042,692)	—	—	(1,042,692)
Translation adjustment	218,231	56,154	—	274,385

Balance as of December 31, 2009	$7,989,043	$503,258	$—	$8,492,301

Finite-lived intangible assets are being amortized over the estimated useful lives of the respective assets, which range between three and twelve years. Total amortization expense related to intangible assets was approximately $1,401,000, $929,500 and $66,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is as follows:

For the years ending December 31,
2010	$1,315,440
2011	1,228,790
2012	1,103,754
2013	1,006,368
2014	695,051
Thereafter	552,714

Total	$5,902,117

7. Long-term Debt

The Company had the following long-term debt at December 31, 2009:

$3,000,000 note payable, bank, due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013; collateralized by the Company’s corporate office building and related land	$2,921,541

$1,750,000 note payable, due in quarterly installments of interest in arrears at 8.00% with principal due in full on October 22, 2013; less applicable debt discount (discussed below); collateralized by a security interest in 68% of one of the Company’s subsidiaries, which owns undeveloped land in Hernando County, Florida	1,230,506

$1,500,000 note payable, due in monthly installments of interest at 5.25% with principal due in full on October 1, 2015; collateralized by undeveloped land in Hillsborough County, Florida	1,250,000

$600,000 note payable, bank, due in monthly installments of $14,420 including principal and interest at 7.09% through November 2011	456,613

$450,000 bank revolving line of credit, due in monthly installments of interest at 5.25%; collateralized by certificates of deposit	250,000

Capital leases on computer equipment, due in monthly installments of up to $6,053 expiring through July 2010, imputed interest rates of between 7.0% and 13.0%	45,015

Insurance financing, due in monthly installments of $9,711 including principal and interest at 5.83% through September 2009	85,324

$75,000 bank credit card financing, due in monthly installments of interest at 11.99%	16,729

$50,000 bank credit card financing, due in monthly installments of interest at 7.74%	48,524

$25,000 bank credit card financing, due in monthly installments of interest at 7.0%	25,000

Total long-term debt	6,329,252
Less current maturities	975,360

Non current portion	$5,353,892

Payments required for the next five years on the long-term debt balance as of December 31, 2009 are as follows:

For the years ending December 31,
2010	$978,318
2011	38,955
2012	1,817,500
2013	2,247,779
2014	—
Thereafter	1,250,000

6,332,552
Less imputed interest on capital lease obligations	(3,300)

$6,329,252

Amortization expense related to capitalized leases was approximately $27,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively. Accumulated depreciation related to computer equipment under capital lease obligations was approximately $32,000 and $7,000 at December 31, 2009 and 2008, respectively. This depreciation expense relates to approximately $140,000 of equipment purchased under capital lease agreements, of which $125,000 is still under capital lease at December 31, 2009.

Note and Warrant Purchase Agreement

On October 22, 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Gators Lender, LLC (the “Lender”), pursuant to which the Company borrowed $1,750,000 from the Lender. In connection with this transaction, the Company issued a Promissory Note (the “Note”) to the Lender in the principal amount of $1,750,000. UTEK Real Estate is a co-borrower under the Note.

Pursuant to an Absolute Guaranty of Payment and Performance, this loan is guaranteed by all of the Company’s subsidiaries, including newly formed subsidiaries. In addition, this guaranty was secured pursuant to a Mortgage and Security Agreement encumbering vacant real property located in Hernando County, Florida (the “Collateral”), which is owned by Cortez 114, LLC (“Cortez”), a subsidiary of UTEK Real Estate.

Pursuant to a February 26, 2010, Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage, the Lender’s security interest in the Collateral was released and replaced by a security interest in 68 Units, constituting 68% of the outstanding membership interests of Cortez. The Note was amended and restated to provide that UTEK and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days.

Interest is payable on the outstanding principal amount of the Note at an annual rate of 8.00%. Interest is payable on a quarterly basis, in arrears, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012. The entire principal amount outstanding may be repaid earlier at the discretion of the Company, subject to certain prepayment penalties. The Note also includes customary event of default provisions, including the failure to make timely payments, material misrepresentations, change of control of the Company, defaults on other obligations in excess of $100,000, the grant of a senior security interest on the property securing this loan, the liquidation of the Company, bankruptcy and certain judicial judgments.

As additional consideration for this loan, the Company also entered into a Warrant Agreement with the Lender to allow the Lender to purchase up to 437,500 shares of the Company’s common stock at any time until October 22, 2014 at an exercise price of $4.48 per share. The exercise price is subject to certain conditions and adjustments that make the exercise price variable prior to the issuance of the Company’s common stock pursuant to the Warrant Agreement.

The Company determined that the embedded feature (ratchet down of exercise price) in the warrants is not indexed to the Company’s own stock due to the variability in the exercise price of the warrants and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for pursuant to US GAAP. The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument, for which we employed certain assumptions as follows: The expected dividend yield is based on the current historical yield of 0%. The expected volatility is based on historical volatility for a period equal to the expected life of the warrants of 39%. The risk-free interest rate is based on the US Treasury yield curve in effect of 2.39% at Oct 22, 2009 and 2.69% at Dec 31, 2009. The expected term of the warrants is based on the contractual term of the warrants and expectations of the warrants holders’ behavior of 5 years from inception. This model also uses the current market price of the Company’s common stock and the exercise price of the warrants in the fair value calculation.

The Company determined the value of the derivative instrument to be $554,972 upon issuance of the warrants and recorded a debt discount and offsetting derivative liability. The debt discount is being amortized over the life of the debt, which is three years. The Company recorded interest expense of $35,478 related to the amortization of debt discount for the three months ended December 31, 2009. The derivative liability is required to be revalued to fair value at the end of each quarter and the value is adjusted accordingly. The Company recorded a loss on derivative liability of $110,000 for the three months ended December 31, 2009 in connection with adjusting the derivative liability to fair value.

The following shows the components comprising the carrying value of this note at December 31, 2009:

Original issue price of note	$1,750,000
Original issue discount	(554,972)
Amortization of discount	35,478

Carrying value of note	$1,230,506

8. Income Taxes

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

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Deferred:
Federal	$(85,270)	$3,226,295	$2,482,024
State	(9,104)	344,454	264,993
Foreign	(180,685)	126,738	—

	(275,059)	3,697,487	2,747,017

Provision for income taxes	$(275,059)	$3,697,487	$2,747,017

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2009	2008	2007
Tax at US statutory rate	$(3,396,646)	$(1,933,074)	$2,218,078
State taxes, net of federal benefit	(357,147)	(206,384)	236,812
Foreign rate differential	38,929	140,720	—
Stock options	202,999	252,456	149,560
Amortization of intangible assets	510,508	6,739	142,567

	(3,001,357)	(1,739,543)	2,747,017
Change in valuation allowance	2,726,298	5,437,030	—

Provision for income taxes	$(275,059)	$3,697,487	$2,747,017

Related to the Company’s status as an investment company during the nine months ended September 30, 2009, the Company has changes in unrealized losses and realized losses on investments totaling $64,658,725 and $(69,399,078), respectively. Additionally, related to the Company’s status as an operating company from October 1, 2009 through December 31, 2009, the Company has unrealized losses on available-for-sale securities and foreign currency translation adjustments of $70,946 and $(697,682), respectively. These amounts are included as a component of stockholders’ equity in the respective periods. Accordingly, these amounts as tax-effected are included in the Company’s valuation allowance, but would not be reflected in the change in the valuation allowance in the accompanying reconciliation of the effective rate to the statutory rate for 2009.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 are as follows:

2009
Current
Accrued expenses	$19,246
Revenue recognition	48,996

Subtotal current deferred tax asset	68,242

Non-current
Net operating loss carryforward	11,575,000
Capital loss carryforward	3,350,600
Intangible assets	(3,029,471)
Investments	2,330,697
Other	231,257

Subtotal non-current deferred tax asset	14,458,083

Total deferred tax asset	14,526,325
Less: valuation allowance	(15,829,356)

Net deferred tax liability	$(1,303,031)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 are as follows:

2008
Net operating loss carryforward	$7,138,377
Intangible assets	(4,009,708)
Other	567,817
Investments	5,680,682

Subtotal	9,377,168
Less: valuation allowance	(11,150,609)

Net deferred tax liability	$(1,773,441)

US GAAP requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2008, management determined that it was more likely than not that net operating loss carryforwards in UTEK would not be utilized in the future. Accordingly, a valuation allowance of $15.8 million and $11.2 million and was recorded for 2009 and 2008, respectively.

At December 31, 2009, the Company had available U.S. net operating loss carryforwards of approximately $30,011,000, which expire as follows: 2021-$753,000; 2022-$371,000; 2023-$1,645,000; 2024-$69,000; 2025-$3,835,000; 2027-$5,076,000; 2028-$5,423,000; and 2029-$12,839,000.

9. Stock-Based Compensation

The Company has two stock-based equity compensation plans at December 31, 2009. The Company adopted a stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, as amended, the Company is authorized to issue options to purchase up to 2,211,274 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan, as amended, that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, the Company is authorized to issue options to purchase up to 315,000 shares of the Company’s common stock. Under the 2000 Plan, as amended, the Company may only issue options that do not qualify for incentive treatment under Section 422 of the Code. Options, under both plans, are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. At December 31, 2009, the Company had 1,194,837 shares available for future stock option grants under existing plans.

Stock-based compensation cost recognized during the years ended December 31, 2009, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

In accordance with US GAAP, the Company is required to estimate at the grant date the number of share options for which the requisite service is expected to be rendered. The Company estimated that 80% of the requisite service of its stock options issued from 2006 through 2008 would be rendered. Management revised its estimate of the forfeiture rate of these options in the second quarter of 2009. The revision to the forfeiture rate was accounted for as a change in estimate and its cumulative effect of $65,000, a reduction in stock-based compensation, was recognized in the second quarter of 2009. In connection with this revision, stock-based compensation for prospective periods will also be reduced by $794,000 over the next 2.75 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the US Treasury yield curve in effect at the time of grant.

•

Expected life of options — 2008 and 2009: based on the Company’s historical life of options exercised, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior; 2007: calculated using the simplified method as prescribed by US GAAP, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Expected dividend yield	0%	0%	0-0.25%
Expected volatility	37-44%	34-38%	37-40%
Risk-free interest rate	1.28-1.84%	1.18-3.00%	3.40-4.91%
Expected life of options	4.0 years	4.0 years	3.75-3.88 years
Weighted average grant date fair value	$1.48	$3.08	$ 4.73

Net cash proceeds from the exercise of stock options were approximately $0, $190,000 and $543,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Total compensation cost related to stock options was approximately $577,000, $780,000 and $613,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefits from the exercise of common stock options and from the recognition of compensation costs were not significant during 2009, 2008 or 2007. At December 31, 2009, there was approximately $1,473,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.6 years.

The following table represents stock option activity as of and for the three years ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—December 31, 2006	582,050	$13.18
Granted	291,500	13.80
Exercised	(75,267)	13.44		$485,000
Forfeited/cancelled/expired	(146,258)	7.03

Options Outstanding—December 31, 2007	652,025	$14.08

Granted	572,500	9.82
Exercised	(31,015)	6.12		$129,000
Forfeited/cancelled/expired	(205,110)	13.10

Options Outstanding—December 31, 2008	988,400	$12.09

Granted	776,500	4.46
Exercised	—
Forfeited/cancelled/expired	(463,250)	11.19

Options Outstanding—December 31, 2009	1,301,650	$7.86	5.44 years	$86,350

Options Exercisable—December 31, 2009	267,650	$13.77	2.72 years	$—

The total grant date fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $544,000, $547,000 and $434,000, respectively.

The following table summarizes information about outstanding and exercisable stock options at December 31, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/09	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/09	Weighted Average Exercise Price
$3.97 - $5.05	756,500	$4.46	6.73	6,250	$4.59
$9.05 - $9.30	83,500	9.27	5.92	21,250	9.27
$10.22 - $10.50	184,250	10.44	5.40	47,000	10.45
$13.00 - $13.95	147,900	13.47	2.04	81,400	13.48
$14.02 - $15.90	88,500	15.59	1.49	73,500	15.56
$18.40 - $22.04	41,000	19.23	1.53	38,250	19.06

	1,301,650	$7.86	5.44	267,650	$13.77

10. Employee Benefit Plan

The Company previously offered the UTEK Corporation Simple IRA Plan (the “IRA Plan”) to employees of the Company and its subsidiaries. The IRA Plan allows employees who satisfy the service requirements of the

IRA Plan to contribute pre-tax wages to the IRA Plan, subject to legal limits, $10,500 in 2008 with “catch up” deferrals of an additional $2,000 for participants age 50 and older. The Company matched 100% of the first 3% of wages contributed by employees. The Company’s matching contributions vest immediately and were approximately $171,000 and $74,000 for the years ended December 31, 2008 and 2007, respectively.

On February 1, 2009, the Company adopted the UTEK Corporation 401k Plan (the “401k Plan”). The 401k Plan replaced the IRA Plan for employees of the Company and its subsidiaries. The 401k Plan allows employees who satisfy the service requirements of the 401k Plan, which include being 21 years of age and having three months of service, to contribute pre-tax wages to the 401k Plan, subject to legal limits. The Company matches 100% of the first 3%, and 50% of the second 2%, of compensation contributed by employees. The Company’s contributions vest immediately and were approximately $170,000 during the year ended December 31, 2009.

11. Segment Reporting

The Company’s principal area of activity is providing technology transfer services and supporting innovation consulting services. The Company has three reportable geographical operating segments: United Kingdom, Israel and the United States. The United Kingdom segment includes the Company’s wholly owned subsidiary UTEK-Europe, Ltd., the Israel segment includes the Company’s wholly owned subsidiary UTEKip, Ltd., and the United States (“U.S.”) segment includes UTEK Corporation. UTEKip was closed down in the second quarter of 2008 and all operations of that segment are currently being serviced by the US segment.

A summary of revenue and other financial information by reportable geographical operating segment is shown below:

	United Kingdom	United States	Consolidated
Long-lived assets December 31, 2009	$5,887,520	$26,867,183	$32,754,703
Total assets December 31, 2009	6,411,846	33,919,335	40,331,181
Long-lived assets December 31, 2008	5,659,892	20,903,434	26,563,326
Total assets December 31, 2008	6,304,527	39,581,682	45,886,209

		For the year ended December 31, 2009
		United Kingdom	United States		Consolidated
Revenue / Income from operations		$1,875,221	$8,902,282		$10,777,503
Income (loss) before income taxes		(648,825)	(9,590,891	)(2)	(10,239,716)
Depreciation and amortization		434,286	1,181,578		1,615,864

	For the year ended December 31, 2008
	United Kingdom	Israel	United States		Consolidated
Revenue / Income from operations	$1,694,503	$8,638	$18,474,978		$20,178,119
Income (loss) before income taxes	(434,786)	634,433 (1)	(6,536,972	)(1)	(6,337,325)
Depreciation and amortization	296,300	2,750	797,440		1,096,490

	For the year ended December 31, 2007
	United Kingdom	Israel	United States		Consolidated
Revenue / Income from operations	$274,221	$123,511	$19,903,217		$20,300,949
Income (loss) before income taxes	(116,568)	(164,481)	6,804,808	(1)	6,523,759
Depreciation and amortization	1,658	7,021	203,671		212,350

(1)	The Company dissolved UTEKip, which resulted in a gain for the Israel segment and an offsetting loss for the US segment of approximately $753,000 in 2008. The Company dissolved UTEKip with the transfer of operations to the US segment.

(2)	The Company recognized a $2.4 million impairment loss for the U.S. segment during 2009.

During 2008, the Company changed the way it classifies and records its revenues and certain expenses to provide additional information for management. As a result of the Company’s new products and services from the acquisitions of Pharmalicensing, Strategos, Social Technologies and Innovaro, the Company now has product segments for which certain information can be reported. These reportable product segments include: technology transfer business; innovation consulting comprised of the consulting portion of Strategos, Social Technologies and Innovaro businesses; subscription services comprised of the Company’s online licensing services business; and all other services comprised of global technology licensing and other services. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of revenue and other financial information by reportable product segment is shown below:

	For the Year Ended December 31, 2009
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Services	Administrative and Other	Total
Revenue / Income from operations	$—	$7,491,034	$2,091,586	$1,135,279	$59,604	$10,777,503
Income (loss) before income taxes	—	(4,977,744)	305,745	53,942	(5,621,659)	(10,239,716)

	For the Year Ended December 31, 2008
	Sale of Technology Rights	Innovation Consulting	Subscription Services	All Other Services	Administrative and Other	Total
Revenue / Income from operations	$4,684,680	$11,134,855	$2,102,015	$1,857,228	$399,341	$20,178,119
Income (loss) before income taxes	1,869,666	(102,657)	(165,262)	157,114	(8,096,186)	(6,337,325)

12. Commitments and Contingencies

Employment Agreements and Severance Liability

Clifford M. Gross, Ph.D. retired from his position as the Company’s chief executive officer on March 1, 2009, following the conclusion of the term of his employment agreement. We entered into a separation agreement with Dr. Gross on April 8, 2009 that modified the payment terms, but not the monetary obligation amount that Dr. Gross was entitled to receive pursuant to the employment agreement. In connection therewith, the Company issued to Dr. Gross a $550,000 promissory note that does not bear any interest and is due and payable on March 1, 2010. Pursuant to the terms of the promissory note, the Company had the option to elect to transfer certain equity interests in one of its subsidiaries, Cortez 114, LLC (“Cortez”), which owns real estate located in Hernando County, Florida, to Dr. Gross in lieu of making the $550,000 cash payment upon maturity of the promissory note.

Subsequent to December 31, 2009, we satisfied our remaining severance obligation to Dr. Gross through the conveyance of a 32% ownership interest in Cortez. In connection with this severance payment, we paid approximately $320,000 to satisfy the related payroll taxes.

The Company has various other employment agreements with its executive officers and certain other employees, some of which were entered into in connection with the acquisitions made by the Company during 2008. Obligations under these employment agreements total $2,546,000 and $1,568,000 for the years ending December 31, 2010 and 2011, respectively. In addition, certain agreements provide for discretionary bonuses and severance packages. There are also 25,000 stock options issuable in 2010 under these agreements.

Bonus Plans

The Company has a Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income will be paid out in connection with this bonus plan. The Company recognized bonus expense of approximately $330,000 and $5.9 million in connection with the Strategos Bonus Plan during the years ended December 31, 2009 and 2008, respectively.

The Company has an Innovaro Bonus Plan for qualifying Innovaro division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Innovaro to maintain sufficient operating cash. Awards are to be paid out by June 30th of each year and are accrued on a quarterly basis. Approximately 75% to 85% of Innovaro net income will be paid out in connection with this bonus plan. There was no bonus in connection with the Innovaro Bonus Plan during the years ended December 31, 2009 and 2008.

The Company has a Social Technologies Bonus Plan for qualifying Social Technologies division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Social Technologies to maintain sufficient operating cash. The Company recognized bonus expense of $225,000 and $0 in connection with the Social Technologies Bonus Plan for the years ended December 31, 2009 and 2008, respectively.

Operating Leases

The Company leases its office facilities and certain equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense charged to operations was approximately $442,000, $526,000 and $317,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company leases the office space for its corporate headquarters from Ybor City Group, Inc., a subsidiary of UTEK Real Estate. In connection with the consolidation of UTEK Real Estate as of October 1, 2009, the rent expense associated with this lease is eliminated as an intercompany transaction.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2010	$136,446
2011	108,076
2012	31,234
2013	25,278

$301,034

13. Related Party Transactions

During the years ended December 31, 2007 and 2006, the Company loaned funds for operations and real estate improvements to certain subsidiaries of UTEK Real Estate. The entire balance of approximately $2 million was repaid to the Company during 2008.

The Company leases space for its corporate headquarters from Ybor City Group, Inc., a subsidiary of UTEK Real Estate. The Company paid rent of approximately $269,000, $344,000 and $258,000 to Ybor City Group, Inc. during the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007, respectively.

In connection with the consolidation of UTEK Real Estate as of October 1, 2009, UTEK Real Estate and Ybor City Group, Inc. are no longer related party entities and disclosure of intercompany transactions in not applicable.

14. Subsequent Events

As of March 16, 2010, we began doing business as Innovaro and changed our ticker symbol to NYSE Amex: “INV”. Our proxy statement for the 2010 Annual Meeting of Shareholders will include a proposal to amend our articles of incorporation to change the corporate name to Innovaro, Inc. Beginning in March 2010, the Company will reorganize into three primary business groups, all working under the Innovaro brand: Strategic Services – driven by Strategos, an advanced innovation consultancy; Technology Marketplaces – online platforms, partnering services, global licensing and technology transfer services; Insights & Research – futures and trends, research, information services and more. In connection therewith, our business segments will change beginning with our quarterly reporting period ending March 31, 2010 and this change will require certain reclassifications to prior period financial information.

15. Selected Quarterly Financial Data (Unaudited)

	March 31		June 30		September 30	December 31
Fiscal year 2009
Revenue / Income from operations	$2,778,015	(1)	$2,645,468		$2,341,181	$3,012,839
Net loss from operations	(2,074,820)		(6,234,932	)(2)	(1,030,899)	(624,006)
Net loss/ Net decrease in net assets from operations	(4,997,735)		(7,223,234	)(2)	(2,418,807)	(624,006)
Net loss per share/ net decrease in net assets from operations per share:
Basic and diluted	$(0.45)		$(0.64)		$(0.21)	$(0.05)
Fiscal year 2008
Revenue / Income from operations	$3,665,566		$4,929,618		$7,058,406	$4,524,529
Net loss from operations	(1,653,913	)(3)	(540,890)		(5,874,393)	(1,965,616)
Net decrease in net assets from operations	(6,330,791	)(3)	(3,388,513)		(12,691,345)	(4,074,278)
Net decrease in net assets from operations per share:
Basic and diluted	$(0.69)		$(0.35)		$(1.25)	$(0.38)
Fiscal year 2007
Revenue / Income from operations	$7,947,771		$6,388,449		$3,694,914	$2,269,815
Net income (loss) from operations	2,233,391		1,935,831		188,192	(580,672)
Net decrease in net assets from operations	(406,569)		(3,584,734)		(134,017)	(4,351,366)
Net decrease in net assets from operations per share:
Basic and diluted	$(0.05)		$(0.40)		$(0.01)	$(0.48)

(1)	Income from operations for the three months ended March 31, 2009 as shown here varies from the amount previously reported on the Company’s March 31, 2009 quarterly report on Form 10-Q of $2,763,721 by $14,294 because of the subsequent reclassification of gains and losses from the disposal of fixed assets out of investment income.

(2)	Net loss from operations and net decrease in net assets from operations for the three months ended June 30, 2009 includes an impairment loss of $2.4 million and severance compensation of $2.5 million.

(3)	Net loss from operations and net decrease in net assets from operations for the three months ended March 31, 2008 includes severance compensation of $1.3 million.

16. Selected Per Share Data and Ratios under Investment Company Accounting

	Nine Months Ended Sept 30, 2009(1)	Year Ended December 31
		2008	2007	2006	2005
Per share information:(2)
Net asset value, beginning of period	$3.42	$4.85	$5.71	$5.58	$3.85
Net income (loss) from operations(2)	(0.83)	(1.01)	0.42	2.27	0.80
Net change in realized and unrealized appreciation/depreciation on investments (after taxes)(3)	(0.66)	(2.44)	(1.41)	(3.45)	(1.70)

Total from investment operations	(1.48)	(3.45)	(0.99)	(1.18)	(0.90)
Foreign currency translation adjustment(2)	0.05	(0.19)	—	0.02	(0.02)
Distributions to shareholders(2)	—	—	—	(0.04)	—
Net increase from stock transactions(2)	0.44	2.21	0.13	1.33	2.65

Net asset value, end of period	$2.42	$3.42	$4.85	$5.71	$5.58

Per share market value, end of period	$4.68	$8.85	$13.20	$11.34	$13.79
Investment return, based on market price at end of period(4)	(47)%	(33)%	16%	(18)%	(8)%

Ratios/supplemental data:
Net assets, end of period	$28,091,591	$37,200,279	$43,674,548	$50,981,162	$44,441,118
Ratio of expenses to average net assets	53%	66%	29%	52%	39%
Ratio of net income (loss) from operations to average net assets	(29)%	(25)%	8%	42%	17%
Diluted weighted average number of shares outstanding during the period	11,257,663	9,947,221	8,989,234	8,786,605	7,325,312

(1)	Information is presented for the nine months ended September 30 of the current year because the Company ceased operating as an investment company on October 1, 2009. As an operating company, measurement of certain items included in this table is not applicable or appropriate. Therefore, certain items included in this table agree to financial statements included in the Company’s September 30, 2009 quarterly report on Form 10-Q as opposed to financial statements included in this annual report on Form 10-K. See Note 1 for further discussion of the Company’s change in status from an investment company to operating company.

(2)	Calculated based on diluted weighted average number of shares outstanding during the year.

(3)	Calculated as a balancing amount necessary to reconcile the change in net asset value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of year does not inherently equal the per share changes of the line items disclosed.

(4)	Calculated as the change in market price during the period divided by the market price at the end of the period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

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

Information about our directors may be found under the caption “NOMINEES” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end. Information about our executive officers may be found under the caption “EXECUTIVE OFFICERS” in the Proxy Statement. Information about the audit committee may be found under the captions “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES” and “MEMBERSHIP ON BOARD COMMITTEES” in the Proxy Statement. Information about beneficial ownership may be found under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. All of the aforementioned information is incorporated herein by reference.

Code of Business Conduct and Ethics for Directors and Employees

We have adopted a Code of Business Conduct and Ethics for all of our directors and employees, including our Chief Executive Officer and Chief Financial Officer. We have posted a copy of our Code of Business Conduct and Ethics on our Internet website at www.innovaro.com. Any waivers of the Code of Business Conduct and Ethics must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on our Internet website located at www.innovaro.com.

Item 11.	Executive Compensation

The information set forth under the captions “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “SECURITY OWNERSHIP” in the Proxy Statement is incorporated herein by reference.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information about the Company’s equity incentive plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,739,150	$7.01	1,194,837
Equity compensation plans not approved by security holders	—	—	—
Total	1,739,150	$7.01	1,194,837

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. The following Financial Statements of UTEK Corporation are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheet as of December 31, 2009 and Consolidated Statement of Assets and Liabilities as of December 31, 2008

•

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2009, the nine months ended September 30, 2009, and the years ended December 31, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the three months ended December 31, 2009, the nine months ended September 30, 2009, and the years ended December 31, 2008 and 2007

•	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007

•	Consolidated Schedule of Investments for the year ended December 31, 2008

•	Notes to Consolidated Financial Statements

•	Selected Per Share Data and Ratios for the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005

•	Report of Independent Registered Public Accounting Firm

•	Report of Management on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

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

3. The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934:

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999. (Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.3	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.4	Certificate of Amendment to Certificate of Incorporation dated July 23, 2001, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on April 1, 2002.)

3.5	Certificate of Amendment to Certificate of Incorporation dated June 12, 2007, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 6, 2007.)

3.6	Certificate of Amendment to By-Laws dated February 26, 2008. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed on March 10, 2009.)

10.1	UTEK Corporation Amended and Restated Employee Stock Option Plan. (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement filed on April 30, 2009.)

10.2	UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit C to the Company’s Proxy Statement filed on April 29, 2004.)

10.3	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2005.)

10.4	Employment Agreement between UTEK Corporation and Doug Schaedler dated November 20, 2010. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed on November 23, 2010.)

10.5	Employment Agreement between UTEK Corporation and Sam Reiber dated February 5, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2010.)

10.6	Separation Agreement dated April 8, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 13, 2009.)

10.7	Note and Warrant Purchase Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2009.)

10.8	$1,750,000 Promissory Note between UTEK Corporation, UTEK Real Estate Holdings, Inc. and Gators Lender, LLC dated October 22, 2009. (Incorporated by Reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 28, 2009.)

10.9	Warrant Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibits 10.3 to the Company’s Form 8-K filed on October 28, 2009.)

10.10	Absolute Guaranty of Payment and Performance by Cortez 114, LLC, Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc. and UTEK Europe, Ltd. in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 28, 2009.)

10.11	Mortgage and Security Agreement by Cortez, LLC for the benefit of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 28, 2009.)

10.12	Environmental Indemnity Agreement by UTEK Corporation, UTEK Real Estate Holdings, Inc. and Cortez 114, LLC in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 28, 2009.)

10.13	Substitution of Collateral Agreement among UTEK Corporation, UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 5, 2010.)

10.14	Membership Interest Pledge Agreement among UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 5, 2010.)

10.15	Amended and Restated Promissory Note made by UTEK Real Estate Holdings, Inc. in favor of Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 5, 2010.)

10.16	Release of Mortgage by Gators Lender, LLC for the benefit of Cortez 114, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 5, 2010.)

10.17*	$3,000,000 Promissory Note between Ybor City Group, Inc. and The Bank of Tampa dated May 1, 2008.

10.18*	$1,500,000 Mortgage and $1,500,000 Mortgage Note between Ybor City Group, Inc. and Jacob M. Buchman, Trustee dated September 30, 2005.

10.19*	Note and Mortgage Modification Agreement between Ybor City Group, Inc., 22nd Street of Ybor City, Inc., and ABM of Tampa Bay, Inc. and Jacob M. Buchman, Trustee dated February 16, 2007.

10.20*	Employment Agreement between UTEK Corporation and Peter Skarzynski dated April 17, 2008.

10.21*	UTEK - Strategos Bonus Plan dated April 10, 2008.

11.1	Computation of per share earnings is included in Item 8 of this Form 10-K.

21.1*	List of subsidiaries of UTEK Corporation.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2010.

UTEK CORPORATION

By:	/s/ DOUGLAS SCHAEDLER
Douglas Schaedler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ DOUGLAS SCHAEDLER Douglas Schaedler	Chief Executive Officer (Principal Executive Officer)	March 22, 2010

/s/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2010

/s/ KEITH A. WITTER Keith A. Witter	Chairman	March 22, 2010

/s/ HOLLY CALLEN-HAMILTON Holly Callen-Hamilton	Director	March 22, 2010

/s/ KWABENA GYIMAH-BREMPONG Kwabena Gyimah-Brempong	Director	March 22, 2010

/s/ JOHN MICEK John Micek	Director	March 22, 2010

/s/ MARK BERSET Mark Berset	Director	March 22, 2010

/s/ HENRY CHESBROUGH Henry Chesbrough	Director	March 22, 2010

/s/ CHARLES POPE Charles Pope	Director	March 22, 2010

/s/ MARK RADCLIFFE Mark Radcliffe	Director	March 22, 2010

Schedule 12-14

UTEK CORPORATION

Schedule of Investments in and Advances to Affiliates

Portfolio Company and Investment	Period Ended September 31, 2009 Amount of Interest or Dividends(1)	December 31, 2008 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2009 Value
Affiliate Investments
Emission & Power Solutions, Inc. (privately held)
Common stock	$—	$287,900	$—	$(287,900)	—
Preferred Series B stock	—	—	—	—
GS Energy Corporation
Common stock	—	—	—	—	—
Tesla Vision Corp. (Manakoa Services Corp.)
Common stock	—	—	—	—	—
Preferred Series B stock	—	—	—	—	—
MATECH Corporation (Material Technologies, Inc.)
Common stock	—	58,400	463,100	(521,500)	—
Preferred Series E stock	—	463,100	—	(463,100)	—
MachineTalker, Inc.
Common stock	—	133,700	15,200	(148,900)	—
NeoStem, Inc.
Common stock	—	164,600	—	(164,600)	—
Cytodyn, Inc.
Common stock	—	171,400	434,721	(171,400)	434,721
Preferred Series A stock	—	260,000	65,000	(325,000)	—
Cargo Connection Logistics Holdings, Inc.
Common stock	—	10,700	—	(10,700)	—
Eclips Energy Technologies, Inc. (World Energy Solutions, Inc.)
Preferred Series A stock	—	1,450,000	—	(1,450,000)	—
Common Stock	—	322,100	1,450,000	(1,772,100)	—
Avalon Oil and Gas, Inc.
Common stock	—	67,500	—	(67,500)	—
USTelematics, Inc.
Common stock	—	59,900	—	(59,900)	—
American Soil Technologies, Inc.
Common stock	—	27,300	—	(27,300)	—
NetFabric Holdings, Inc.
Common stock	—	600	—	(600)	—
Technology Capital Services, LLC
Common Stock	—	—	69,568	—	69,568
WebSky, Inc.
Common Stock	—	—	—	—	—

Total Investments in Affiliate Investments	$—	$3,477,200	$2,497,589	$(5,470,500)	$504,289

Control Investments
UTEK Real Estate Holdings, Inc., (privately held)
Common Stock	$—	$2,980,000	$1,780,000	$—	$4,760,000
Klegg Electronics, Inc
Common stock	—	7,500	19,600	(27,100)	—

Total Investment in Control Investment	$—	$2,987,500	$1,799,600	$(27,100)	$4,760,000

SCH-1

This schedule should be read in conjunction with the Company’s consolidated financial statements including the schedule of investments.

(1)	All of the listed securities are generally non-income producing. In addition, all of the listed securities are “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Investments as of September 30, 2009 included in the Company’s September 30, 2009 quarterly report on Form 10-Q.

(2)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3)	Gross reductions include decreases in the cost basis of investments resulting from the sale of portfolio investments and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

SCH-2