Form 10-Q
period 2010-03-31
UTEK CORP
filed 2010-05-13
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 10, 2010, there were 11,797,140 shares outstanding of registrant’s common stock, $0.01 par value.

UTEK CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UTEK Corporation

Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,179,143	$2,118,970
Accounts receivable, net	1,323,148	1,481,548
Certificates of deposit	494,452	492,246
Available-for-sale securities	640,000	729,800
Investments under cost method	588,085	588,085
Prepaid expenses and other assets	576,447	569,829

Total current assets	4,801,275	5,980,478
Note receivable and accrued interest	1,622,000	1,596,000
Fixed assets, net	8,341,772	8,388,263
Goodwill	15,649,966	15,874,139
Intangible assets, net	8,004,362	8,492,301

Total assets	$38,419,375	$40,331,181

LIABILITIES
Current liabilities:
Accounts payable	$611,188	$454,509
Accrued expenses	694,175	462,802
Accrued severance payable	—	876,400
Deferred revenue	1,564,190	1,634,096
Current maturities of long-term debt	936,806	975,360
Derivative liability	610,663	664,972

Total current liabilities	4,417,022	5,068,139
Long-term debt, less current maturities	5,337,045	5,353,892
Deferred tax liability	1,202,634	1,303,031

Total liabilities	10,956,701	11,725,062

EQUITY
UTEK stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 12,286,768 shares issued; 11,797,140 shares outstanding	117,971	117,971
Additional paid-in capital	81,176,073	81,010,460
Total accumulated loss under Investment Company Accounting	(52,073,915)	(52,073,915)
Accumulated income (deficit) under Operating Company Accounting:
Accumulated deficit	(2,200,404)	(624,006)
Accumulated other comprehensive income (loss)	(88,256)	175,609

Total UTEK stockholders’ equity	26,931,469	28,606,119
Noncontrolling interest	531,205	—

Total equity	27,462,674	28,606,119

Total liabilities and equity	$38,419,375	$40,331,181

See accompanying notes

UTEK Corporation

Consolidated Statements of Operations

(Unaudited)

	Operating Company Accounting	Investment Company Accounting
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue / Income from operations:
Strategic services	$1,430,042	$1,725,278
Technology marketplaces	316,986	402,423
Insights and research	523,403	605,356
Investment income, net	—	44,958

	2,270,431	2,778,015

Expenses:
Direct costs of revenue	1,448,372	2,327,358
Salaries and wages	730,084	984,089
Professional fees	201,289	222,920
Sales and marketing	249,783	118,500
General and administrative	740,364	809,735
Depreciation and amortization	400,495	406,678

	3,770,387	4,869,280

Other (income) and expense:
Other (income) expense	(2,074)
Interest expense, net	135,154

	133,080

Loss before income taxes	(1,633,036)	(2,091,265)
Provision for income tax benefit	(55,711)	(16,445)

Net loss from operations	(1,577,325)	(2,074,820)

Net realized and unrealized gains (losses) from investment company activity:
Net realized gains (losses) on investments		(37,018,135)
Net change in unrealized appreciation (depreciation) of investments		34,095,220

Net loss / Net decrease in net assets from operations	(1,577,325)	$(4,997,735)

Net loss attributable to the noncontrolling interest	(927)

Net loss attributable to UTEK stockholders	$(1,576,398)

Net loss attributable to UTEK stockholders per share / Net decrease in net assets from operations per share: Basic and diluted	$(0.13)	$(0.45)

Weighted average shares outstanding: Basic and diluted	11,797,140	10,987,743

See accompanying notes

UTEK Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	UTEK Stockholders’ Equity
	Common Stock			Additional	Total Accumulated Loss under Investment	Comprehensive Income (loss)	Accumulated Deficit	Accumulated Other	Noncontrolling Interest	Total Equity
	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital	Company Accounting			Comprehensive Income (Loss)
Balances at December 31, 2009	12,286,768	11,797,140	$117,971	$81,010,460	$(52,073,915)		$(624,006)	$175,609	$—	$28,606,119
Settlement of severance liability for 32% interest in Cortez 114, LLC	—	—	—	17,868	—		—	—	532,132	550,000
Comprehensive loss:
Net loss	—	—	—	—	—	$(1,576,398)	(1,576,398)	—	(927)	(1,577,325)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	—	—	—	—	—	79,831	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(343,696)	—	—	—	—

Other comprehensive loss	—	—	—	—	—	(263,865)	—	(263,865)	—	(263,865)

Comprehensive loss						$(1,840,263)

Stock-based compensation expense	—	—	—	147,745	—		—	—	—	147,745

Balances at March 31, 2010	12,286,768	11,797,140	$117,971	$81,176,073	$(52,073,915)		$(2,200,404)	$(88,256)	$531,205	$27,462,674

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Operating Company Accounting	Investment Company Accounting
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Operating Activities:
Net loss attributable to UTEK stockholders / Net decrease in net assets from operations	$(1,576,398)	$(4,997,735)
Adjustments to reconcile net loss attributable to UTEK stockholders / net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments from investment company activity	—	(34,095,226)
Loss on sale of investments from investment company activity	—	37,018,135
Proceeds from sale of equity investments from investment company activity	—	400,033
Net proceeds from sale (purchases) of short-term investments from investment company activity	—	(394,966)
Net loss attributable to noncontrolling interest	(927)	—
Depreciation and amortization	400,495	406,678
Amortization of debt discount from investor warrants	45,614	—
Loss on sale and impairment of available-for-sale securities	134,557	—
Gain on derivative liability	(54,309)	—
Stock-based compensation	147,745	244,849
Deferred income taxes	(55,711)	(16,445)
Other	7,511	49,404
Changes in operating assets and liabilities:
Accounts receivable	152,330	924,870
Prepaid expenses and other assets	(34,824)	71,610
Deferred revenue	(69,906)	(308,232)
Accounts payable and accrued expenses	61,652	(263,129)

Net cash flows from operating activities	(842,171)	(960,154)

Investing Activities:
Capital expenditures	(29,729)	(2,539)
Proceeds from sale of available-for-sale securities	35,074	—

Net cash flows from investing activities	5,345	(2,539)

Financing Activities:
Proceeds from borrowings on bank line of credit	—	750,000
Payments on long-term debt	(101,015)	(88,274)

Net cash flows from financing activities	(101,015)	661,726

Effect of foreign exchange rates	(1,986)	(9,587)

Decrease in cash and cash equivalents	(939,827)	(310,554)
Cash and cash equivalents at beginning of period	2,118,970	3,922,297

Cash and cash equivalents at end of period	$1,179,143	$3,611,743

See accompanying notes

UTEK Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company received a note in connection with the sale of certain investments		$1,500,000

The Company issued stock in connection with an investment in UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of UTEK common stock		$1,500,000
240,964 shares of NeoStem, Inc. common stock		200,000

		$1,700,000

The Company issued 15,262 shares of common stock in connection with certain acquisition earnout contingencies		$156,371

Unrealized gain (loss) from available-for-sale securities	$79,831

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest	$532,132

Increase to additional paid-in capital	17,868

	$550,000

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$84,690	$17,500

See accompanying notes

UTEK Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The financial information for UTEK Corporation (the “Company”, “we”, “us” or “UTEK”) as of March 31, 2010 and 2009 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Basis of Presentation

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

As a result of our de-election from BDC status, we make reference to both Investment Company Accounting and Operating Company Accounting throughout these consolidated financial statements. Investment Company Accounting, as we refer to it, is defined as accounting in accordance with generally accepted accounting principles in the United States (“GAAP”) for investment companies under the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services - Investment Companies. Operating Company Accounting, as we refer to it, is defined as accounting in accordance with GAAP other than for investment companies under the 1940 Act and Topic 946.

Presentation of Financial Statements

The Company made the following adjustments in order to present two periods of financial statements together for which the periods include two different methods of accounting. Changes made to the accompanying consolidated statements of operations include the following:

•

Operations in the consolidated statements of operations are presented comparatively in two different formats to properly report results of operations in accordance with the accounting in effect during the respective periods. Operations for the three months ended March 31, 2010 are presented in operating company format and operations for the three months ended March 31, 2009 are presented in investment company format.

•

The statement of operations for the three months ended March 31, 2010 is presented in operating company format. Certain operating company balances are not applicable to an investment company and are not included for the three months ended March 31, 2009. These include other (income) expense and interest expense, net.

•

UTEK Real Estate’s results of operations are consolidated with those of UTEK for the three months ended March 31, 2010 and intercompany transactions, including intercompany borrowings and rent, are eliminated in consolidation. At March 31, 2009, UTEK Real Estate was included as one of the Company’s portfolio companies and its results of operations are not consolidated into those of UTEK for the three months ended March 31, 2009.

•

Certain balances reported under Investment Company Accounting are not applicable to an operating company and are not included for the three months ended March 31, 2010. These include investment income, net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments. During the three months ended March 31, 2010, income and losses from these sources are classified as follows:

•	Investment income is included in other (income) expense or interest expense, net, depending on its source.

•	Realized gains (losses) on investments are included in other (income) expense.

•	Unrealized gain (loss) on available-for-sale securities are reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

Other changes include the following:

•	Other comprehensive income is not applicable to investments companies, and therefore, any related disclosures are applicable only for the three months ended March 31, 2010.

•

The Consolidated Schedule of Investments, Consolidated Statement of Changes in Net Assets and Financial Highlights are not presented as they are financial statement requirements under Investment Company Accounting.

The Company

The Company provides services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property (“IP”) and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided throughout the United States and the United Kingdom.

On March 16, 2010, the Company began doing business as Innovaro and changed its ticker symbol to NYSE Amex: “INV.” The Company’s proxy statement for the 2010 Annual Meeting of Shareholders includes a proposal to amend the Company’s certificate of incorporation to change the Company’s name to Innovaro, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of UTEK and its wholly owned subsidiaries: Innovaro Europe, Ltd. (formerly UTEK Europe, Ltd.) and UTEK Real Estate Holdings, Inc. (as of October 1, 2009). All intercompany transactions and balances are eliminated in consolidation.

The Company is reporting as an investment company for the three months ended March 31, 2009. As an investment company, portfolio investments are held for the purpose of deriving investment income and future capital gains. The operating results of the Company’s portfolio companies, including UTEK Real Estate Holdings, Inc., are not consolidated with the Company’s financial statements for the three months ended March 31, 2009.

The Company is reporting as an operating company for the three months ended March 31, 2010. As such, the Company is required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”). The results of operations of UTEK Real Estate have been included in the Company’s operations for the three months ended March 31, 2010. In addition, the assets and liabilities of UTEK Real Estate have been included in the Company’s financial position as of March 31, 2010 and December 31, 2009. As of March 31, 2010, none of the Company’s other equity investments qualify for consolidation in accordance with GAAP.

Accounts Receivable

The allowance for doubtful accounts was approximately $7,000 and $83,000 as of March 31, 2010 and December 31, 2009, respectively.

Revenue Recognition

Beginning in March 2010, the Company reorganized into three new lines of business, all working under the Innovaro brand: Strategic Services – driven by Strategos, an advanced innovation consultancy; Technology Marketplaces – online platforms, partnering services, global licensing and technology transfer services; and Insights & Research – futures and trends, research, information services and IP consulting.

Strategic Services

The Company has revenues from fixed fee contracts for the sale of strategic consulting services. These revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Total revenues are comprised of professional fees for services rendered to clients plus reimbursement of out-of-pocket expenses and exclude applicable taxes. The Company bills clients for services and expenses incurred in accordance with the terms of the client engagement agreement.

Revenues from strategic consulting services are also provided on a time-and-expense basis. Time-and-expense billing arrangements generally require the client to pay based on the number of hours worked by our consulting professionals at agreed-upon rates. Time-and-expense revenues are billed and recognized as incurred.

Technology Marketplaces

Revenues from the sale of subscriptions to the Company’s online marketplaces are initially deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

Global technology licensing services are performed pursuant to service agreements in which the Company provides consulting services by identifying and evaluating technology licensing opportunities for clients. These agreements are typically cancelable with thirty days notice.

Revenues from the sale of technology rights are recognized upon consummation of the agreement and transfer of the technology rights.

Insights and Research

Revenues from the sale of subscriptions to the Company’s information services websites and online futures programs are initially deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

The Company has certain consulting revenue that is derived from the sale of research services in intellectual property insight, technology foresight, forecasting, scenario playing, vision, creativity and leadership, as well as the sale of services to provide for the design, development and implementation of custom software applications. Vendor specific objective evidence is not available to allocate among the respective deliverables in contracts with multiple deliverables. Accordingly, the Company recognizes revenue for these consulting services at the point when all the deliverables associated with the consulting contract have been provided to the customer.

Before the Company recognizes revenue, the following criteria must be met:

•

Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders, signed contracts, or electronic confirmations are three examples of items accepted by the Company to meet this criterion.

•	Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement.

•	The price of the products or services is fixed and measurable.

•	Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services (included as a component of prepaid expenses and other assets) or deferred revenue in the consolidated balance sheets. Client prepayments and retainers are classified as deferred revenue and recognized over future periods as earned.

Direct Costs of Revenue

Direct costs of revenue consist of direct costs related to the Company’s strategic services, technology marketplaces and insights & research segments. Direct costs of revenue include salaries and related taxes, bonuses and commissions, certain outside services, business development costs, royalties and other direct project costs.

Research and Development

In accordance with ASC Subtopic 985-20 Costs of Software to Be Sold, Leased, or Marketed, the Company expenses all costs incurred to establish the technological feasibility of a computer product to be sold, leased, or otherwise marketed as research and development costs. The Company charged $198,000 in research and development costs to expense for the three months ended March 31, 2010.

Reclassifications

In connection with the change in the Company’s business segments, certain reclassifications have been made to the 2009 balances to conform to the 2010 financial statement presentation. Reclassifications were made to revenue to conform to the Company’s new line of business segments. In addition, reclassifications were made to expenses to move direct costs associated with these business lines into direct costs of revenue.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended March 31
	2010	2009
Weighted average outstanding shares of common stock	11,797,140	10,987,743
Dilutive effect of stock options and warrants	—	—

Common stock and common stock equivalents	11,797,140	10,987,743

Shares excluded from calculation of diluted EPS (1)	1,647,900	885,400

(1)	These shares attributable to outstanding common stock options and warrants were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss/ net decrease in net assets from operations during the period.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, certificates of deposit, investments, accounts payable, accrued expenses, long-term debt and the derivative liability. With the exception of investments under cost method discussed below and fair value measurements discussed in Note 3, the carrying amount of the Company’s financial instruments approximate their fair values.

Financial instruments with significant credit risk include cash and cash equivalents, certificates of deposit and investments. The Company invests its cash and cash equivalents and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at March 31, 2010 and December 31, 2009. The Company has not experienced any losses on such accounts.

The Company had two major customers during the three months ended March 31, 2010 and two major customers during the three months ended March 31, 2009, all of which were customers of the strategic services line of business. Major customers, those generating greater than 10% of total revenue, accounted for approximately 29% and 27% of the Company’s revenue during the three months ended March 31, 2010 and 2009, respectively. In addition, two customers accounted for approximately 33% of accounts receivable at March 31, 2010.

Investments under Cost Method

The Company classifies its investments in equity securities of noncontrolled entities that do not have readily determinable fair values as investments under cost method in accordance with ASC Subtopic 320-20 Cost Method Investments. The Company evaluated investments of $394,000 accounted for under the cost method for impairment as of March 31, 2010. The Company determined that the fair value of these investments exceeded the carrying amount of these investments. It was not practicable to estimate the fair value of the remaining $194,000 of the Company’s investments under cost method and such an estimate was not made because there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of such investments during the current period.

2. Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of March 31, 2010.

		Unrealized (1)		Realized Losses	Fair Value
	Cost	Gains	Losses
Equity securities	$777,115	$353,485	$(344,600)	$(146,000)	$640,000

Available-for-Sale Securities	$777,115	$353,485	$(344,600)	$(146,000)	$640,000

(1)	The total of the unrealized gains and losses of $8,885 is included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

As of March 31, 2010, four of our eight total available-for-sale securities were in an unrealized loss position, all of which were for a period of less than twelve months. The aggregate fair value of the four available-for-sale securities with unrealized losses was $172,200. These securities are in micro-cap companies in various industries and the impairment is significant as it relates to three of the four investments. In all cases, the impairment is deemed to have been caused by general market fluctuations. Based on third-party valuations, the Company believes these impairments are not other-than-temporary. Accordingly, no impairment loss has been recognized on these securities.

Proceeds from the sale of available-for-sale securities were approximately $35,000 for the three months ended March 31, 2010. Gross realized gains were approximately $11,000 as a result of the sale of available-for-sale securities for the three months ended March 31, 2010. In addition, the Company recognized a $146,000 loss on certain warrants classified as available-for-sale securities as of March 31, 2010 because the Company determined that the warrants were permanently impaired.

Unrealized gains (losses) on available-for-sale securities for the three months ended March 31, 2010 are shown in the accompanying statement of equity net of the reclassification adjustment. Disclosure of the gross amounts of the current period gain and amounts that were reclassified out of accumulated other comprehensive income into earnings are as follows:

Three Months Ended March 31, 2010
Unrealized holding gains (losses) arising during the period	$55,200
Add back: reclassification adjustment for losses included in net income	24,631

Unrealized gain (loss) from available-for-sale securities, net	$79,831

3. Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by ASC Topic 820, Fair Value Measurements and Disclosures. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Topic 820 establishes a fair value hierarchy that encourages and is based on the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. When there are multiple inputs for determining the fair value of an investment, the Company classifies the investment in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Inputs are classified into one of three categories:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3—Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 are as follows:

	Fair Value Measurements at March 31, 2010 Using		Fair Value Measurements at December 31, 2009 Using
	Level 2	Total	Level 2	Total
Assets:
Certificates of deposit	$494,452	$494,452	$492,246	$492,246
Available-for-sale securities	640,000	640,000	729,800	729,800

Total assets	$1,134,452	$1,134,452	$1,222,046	$1,222,046

Liabilities:
Derivative liability	$(610,663)	$(610,663)	$(664,972)	$(664,972)

Total liabilities	$(610,663)	$(610,663)	$(664,972)	$(664,972)

The Company’s investments in certificates of deposit and available-for-sale securities are classified within Level 2 of the fair value hierarchy. Our equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available is based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale. The Company utilizes the assistance of an independent valuation firm in determining these values. The valuation firm utilizes the market approach in determining the fair value of these securities.

The Company’s derivative liability is classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liability utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility. The Black-Scholes model employs the market approach in the determining of the fair value of these derivatives.

4. Severance Liability

Clifford M. Gross, Ph.D. retired from his position as the Company’s chief executive officer on March 1, 2009 following the conclusion of the term of his employment agreement. The Company entered into a separation agreement with Dr. Gross on April 8, 2009 that modified the payment terms, but not the monetary obligation amount that Dr. Gross was entitled to receive pursuant to the employment agreement. In connection therewith, the Company issued to Dr. Gross a $550,000 promissory note that did not bear any interest and was due and payable on March 1, 2010. Pursuant to the terms of the promissory note, the Company had the option to elect to transfer certain equity interests in one of its subsidiaries, Cortez 114, LLC (“Cortez”), which owns real estate located in Hernando County, Florida, to Dr. Gross in lieu of making the $550,000 cash payment upon maturity of the promissory note.

On March 2, 2010, the Company satisfied its remaining severance obligation to Dr. Gross through the conveyance of a 32% ownership interest in Cortez. In connection with this severance payment, the Company paid approximately $320,000 to satisfy the related payroll taxes, which included an income tax gross-up.

This transaction was accounted for in accordance with ASC Topic 810 Consolidation. The Company recognized a noncontrolling interest in the amount of $532,132, as determined by the carrying value of Company’s investment in Cortez. The Company also recorded $17,868 as additional paid-in capital for the excess of the liability reduction of $550,000 over the adjustment to the carrying amount of the noncontrolling interest.

5. Long-term Debt

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

Pursuant to an Absolute Guaranty of Payment and Performance, this loan is guaranteed by all of the Company’s subsidiaries. In addition, this guaranty was secured pursuant to a Mortgage and Security Agreement encumbering vacant real property located in Hernando County, Florida (the “Collateral”), which is owned by Cortez 114, LLC (“Cortez”), a subsidiary of UTEK Real Estate.

Pursuant to a February 26, 2010, Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage, the Lender’s security interest in the Collateral was released and replaced by a security interest in 68% of the outstanding membership interests of Cortez. In addition, the Note was amended and restated to provide that UTEK and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days. At UTEK’s request, the Lender subsequently extended the repayment date for the $500,000 pay down to June 30, 2010.

In accordance with ASC Topic 815 Derivatives and Hedging, the Company recognized a derivative liability for the value of the warrants granted in conjunction with the Purchase Agreement. The Company adjusted the derivative liability to fair value as of March 31, 2010, resulting in a gain on derivative liability of $54,309 for the three months ended March 31, 2010.

6. Accumulated Other Comprehensive Income (Loss)

Components comprising the accumulated other comprehensive income (loss) balance for the three months ended March 31, 2010 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)

Balance at December 31, 2009	$(70,946)	$246,555	$175,609
Gain (loss) for the period	79,831	(343,696)	(263,865)

Balance at March 31, 2010	$8,885	$(97,141)	$(88,256)

7. Segment Reporting

ASC Topic 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is organized geographically and by line of business. The line of business management structure is the primary basis for which the allocation of resources and financial results are assessed.

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. In connection with the Company’s rebranding as Innovaro in March 2010, the Company reorganized into three new lines of business: Strategic Services – driven by Strategos, an advanced innovation consultancy; Technology Marketplaces – online platforms, partnering services, global licensing and technology transfer services; and Insights & Research – futures and trends, research, information services and IP consulting. Previously reported segment information has been restated to reflect this change.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets March 31, 2010	$5,393,534	$26,602,566	$31,996,100
Total assets March 31, 2010	5,668,788	32,750,587	38,419,375
Long-lived assets December 31, 2009	5,887,520	26,867,183	32,754,703
Total assets December 31, 2009	6,411,846	33,919,335	40,331,181

	For the Three Months Ended March 31, 2010
	United Kingdom	United States	Total
Revenue	$239,874	$2,030,557	$2,270,431
Loss before income taxes	(232,304)	(1,400,732)	(1,633,036)
Depreciation and amortization	107,590	292,905	400,495

	For the Three Months Ended March 31, 2009
	United Kingdom	United States	Total
Revenue	$445,216	$2,332,799	$2,778,015
Loss before income taxes	(92,064)	(1,999,201)	(2,091,265)
Depreciation and amortization	98,412	308,266	406,678

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended March 31, 2010
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	$1,430,042	$316,986	$523,403	$—	$2,270,431
Income (loss) before income taxes	294,995	(160,025)	96,213	(1,864,219)	(1,633,036)

	For the Three Months Ended March 31, 2009
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	$1,725,278	$402,423	$605,356	$44,958	$2,778,015
Income (loss) before income taxes	(427,091)	(48,122)	135,113	(1,751,165)	(2,091,265)

8. Subsequent Events

On April 1, 2010, the Company filed a Form S-3 with the SEC to register the offering of its securities. The Company may offer and sell, from time to time, in one or more offerings, common stock, preferred stock and warrants for which the aggregate offering price will not exceed $20,000,000. The Form S-3 became effective on April 16, 2010.

On April 14, 2010, the Company entered into a limited liability company agreement to form Verdant Ventures Advisors, LLC. Under this agreement, the Company is obligated to invest $1,000,000 worth of shares of the Company’s common stock (equal to 250,627 shares based on the closing market price of the Company’s common stock on April 14, 2010). John Micek, one of the Company’s directors, is a member of two limited liability companies that are also parties to the Verdant Ventures Advisors, LLC agreement.

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

Business Overview

The Company provides services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property (“IP”) and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided throughout the United States and the United Kingdom.

In the first quarter of 2010, we began development of a software platform designed to enhance connections between each of our lines of business and complement existing services. At this time, management is continuing to evaluate the software platform and its alignment with the overall corporate strategy.

On March 16, 2010, we began doing business as Innovaro and changed our ticker symbol to NYSE Amex: “INV”. Our proxy statement for the 2010 Annual Meeting of Shareholders includes a proposal to amend our certificate of incorporation to change the Company’s name to Innovaro, Inc. Beginning in March 2010, we reorganized into three new lines of business, all working under the Innovaro brand: Strategic Services – driven by Strategos, an advanced innovation consultancy; Technology Marketplaces – online platforms, partnering services, global licensing and technology transfer services; and Insights & Research – futures and trends, research, information services and IP consulting. In connection therewith, our business segments have changed beginning with the current reporting period ended March 31, 2010 and this change has required certain reclassifications to prior period financial information.

Strategic Services

Our clients require strategies to help them embrace improved innovation capabilities. We apply innovation insights, build those strategies with supporting infrastructure, processes and mechanisms; creating a culture primed for repeatable innovation success. We help organizations create and realize new, breakthrough growth strategies, create and execute non-incremental new growth platforms and opportunities, and develop the capability for ongoing creation and execution of those growth platforms and concepts.

We provide strategic innovation consulting services to enable our clients to become more efficient by finding new avenues to grow, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. Business value is delivered to clients through working with a team of seasoned and experienced professionals capable of unlocking an organization’s capacity by:

•	Identifying and developing new segments and markets;

•	Creating and acting on game-changing strategies;

•	Building an enterprise-wide capability for innovation;

•	Accelerating and improving new product development processes; and

•	Assessing a company’s innovation capability.

Technology Marketplaces

Whether partnering or licensing, our clients need exposure to the broadest and most relevant communities to identify needs, fulfill technology demands, and take technology development forward and into the market. We offer expansive networks, experts in scouting, partner sourcing and licensing experiences, and a world leading online marketplace. An important aspect of licensing is understanding the true potential value of the intellectual property portfolio. We assess that value by building a roadmap for our clients to use to uncover opportunities and options to realize latent value.

Online Marketplaces

•

Innovaro Pharmalicensing is a biopharmaceutical innovation resource designed for life science professionals driving partnering, licensing and business development worldwide. Pharmalicensing.com affords clients the ability to in-license and out-license intellectual property and also provides partnering services, business development reports, industry news and a jobs source for candidates and employers. We are tracking at approximately 200,000 unique visitors per month and developing partnerships with external search partners to further drive traffic.

•

Innovaro Medical Device Licensing is an online global resource for open innovation, partnering, licensing and business development within the medical device industry. Medical Device Licensing benefits from the Pharmalicensing traffic and strategic partnerships as well as establishing its own with member associations around the globe to further its reach and exposure.

Global Technology Licensing

Our global technology licensing service enables clients to enhance their new product pipeline through the acquisition of proprietary technologies primarily from universities, medical centers, federal research laboratories, select corporations and university incubator programs. A global network of technology providers, coupled with an in-house staff of scientists and researchers, offers companies low-cost, low-risk access to review and acquire new technologies from research centers around the world. After gaining an understanding of our clients’ technology and business needs, we find and assess technologies for our clients. With the added benefit of our licensing professionals, we can negotiate agreements on behalf of our clients and offer a variety of flexible terms and transaction models.

Insights and Research

Our clients require intelligence applied to their markets in order to have confidence in where to put their development capital. From current market research to predictive intelligence, we help clients determine the factors impacting or that will likely impact their business including social, geopolitical, competitive, economic, environmental and technological factors.

Information Services

Knowledge Express is an online, information service built for those who need it most – business development, technology transfer and marketing professionals across technology industries. It is a premier business development resource with expert IP search capabilities and report generation functionality. Our service includes access to key corporate profiles, industry contacts, technology pipelines, investigational technologies, deal information, sales data and patent data.

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

We offer innovative futures programs that provide clients with up-to-the-minute knowledge, expert insight, high-level learning experiences, and opportunities to network with experts and peers, including:

•	Futures Consortium - a membership service that provides access to research briefs, member meetings and networking events, and onsite workshops.

•

Futures Observatory - a membership service that provides a steady stream of “observations” that illustrate the latest developments in key global trends. The observations are brief, timely discussions of real-life events or circumstances in key markets, which exemplify how trends are playing out in the market.

•	Futures Interactive - a customizable, web-based knowledge management tool that gathers and organizes information from across a client in one, intuitive platform.

IP Consulting

We also offer IP Consulting to deliver value through the identification of intellectual property opportunities and execution of IP optimization and exploitation strategies for clients in a wide range of industries. Our approach is designed to help our clients determine market viability, product viability and buyer viability and determine the best means to maximize the value from commercially available assets.

Our IP analysis coupled with collaborative planning and execution delivers focused results. Because our model is science-based, the result has a greater probability of high value realization. Strategies we employ are directly proportional to the return on IP investment and our holistic IP value consists of several phases in order to determine the right IP for our clients – one that employs strategies designed to deliver the desired business goals.

Current Market Conditions

We believe that our financial results for the first quarter of 2010 continued to be negatively impacted by weakened economic conditions. The deterioration in consumer confidence and a general reduction in spending by consumers and businesses have had an adverse effect on our operations as businesses have delayed spending on these types of services. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery was to stall or conditions were to worsen.

Results of Operations

Revenue / Income from Operations

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2010	2009
Strategic services	$1,430	$1,725	(17)%
Technology marketplaces	317	403	(21)%
Insights and research	523	605	(14)%
Investment income, net	—	45	(100)%

Total revenue / income from operations	$2,270	$2,778	(18)%

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue decreased by $295,000 for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009. We attribute this decrease to the continued weakened economic conditions, primarily as it relates to the United Kingdom. Based on current activity, we expect these revenues to increase over the first quarter for the remainder of 2010.

Technology Marketplaces

Our technology marketplaces revenue is a combination of global technology licensing search retainer fees and our online marketplaces subscription fees. Our technology marketplaces revenue decreased $86,000 for the three months ended March 31, 2010 in comparison to same period of 2009, due to a reduced number of retainer based customers for our global technology licensing services. Based on current activity, we expect these revenues to increase over first quarter for the remainder of 2010.

Insights and Research

Our insights and research revenue is made up of our online information services, foresight and trend research and IP consulting. Our insights and research revenue decreased $82,000 for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009, as a result of a decrease in membership income related to our information services and online futures programs. Based on current activity, we expect these revenues to remain flat to the first quarter for the remainder of 2010.

Investment Income, net

As an operating company, investment income is recorded as other (income) and expense in the accompanying statement of operations for the three months ended March 31, 2010.

Direct Costs of Revenue

(in thousands, except percentages)	Three Months Ended 2010	Gross Profit	Three Months Ended 2009	Gross Profit	Percentage Change
Direct costs of strategic services	$1,004	30%	$1,845	(7%)	(46)%
Direct costs of technology marketplaces	174	45%	169	58%	3%
Direct costs of insights and research	270	48%	313	48%	(14)%

Total direct costs of revenue	$1,448		$2,327

Direct costs of strategic services revenue are comprised of salaries and related taxes, bonuses, certain outside services and other business development costs related to strategic services. The most significant portion of direct costs of strategic services is comprised of consulting personnel compensation including bonuses. The majority of the $841,000 decrease in direct costs of strategic services for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is related to a decrease in salaries and related payroll taxes. With the reduction in revenue related to poor global economic conditions, we reduced the head count of our strategic services employees in the second quarter of 2009 and have only recently begun to increase head count. Based on current activity, we expect these costs to increase over the first quarter for the remainder of 2010.

Direct costs of technology marketplaces revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to online marketplaces. There were no significant changes in direct costs of technology marketplaces for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Based on current activity, we expect these costs to increase over the first quarter for the remainder of 2010.

Direct costs of insights and research revenue are comprised of certain salaries and related taxes, certain outside services, business development costs and royalty costs related to information services. The majority of the $43,000 decrease in direct costs of insights and research for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is related to a decrease in salaries and related payroll taxes. Based on current activity, we expect these costs to remain flat to the first quarter for the remainder of 2010.

Salaries and Wages

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2010	2009
Salaries and wages	$730	$984	(26)%
As a percent of revenue	32%	35%	(3	)ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries that are not otherwise allocated to direct costs and related benefits including bonuses and stock-based compensation. $246,000 of the decrease in salaries and wages for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 related to the retirement of our former CEO on March 1, 2009. The remaining decrease related to reduced stock compensation expense of $97,000 for the first quarter of 2010 compared to the first quarter of 2009 as a result of fewer option grants and an increase in the related forfeiture rate, partially offset by an increase in new administrative hires of $90,000 in 2010.

We expect salaries and wages to increase over the first quarter for the remainder of 2010 as a result of new hires.

Professional Fees

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2010	2009
Professional fees	$201	$223	(10)%
As a percent of revenue	9%	8%	1	ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. The decrease in professional fees for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 relates to a $38,000 decrease in valuation expenses due to the reduced number of investment holdings requiring valuations in 2010, partially offset by a $13,000 increase in accounting fees.

We expect to have a decrease in professional fees over 2009 for the remainder of 2010 as a result of a reduction in the number of investments requiring quarterly valuations and a reduction in legal and accounting fees related to the change from an investment company to an operating company.

Sales and Marketing

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2010	2009
Sales and marketing	$250	$119	111%
As a percent of revenue	11%	4%	7	ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. The increase in sales and marketing expenses relates primarily to an increase in marketing costs of $137,000 for the three months ended March 31, 2010, which included $46,000 in rebranding costs and $75,000 for partnering with external search partners to market our products on their websites. We have also participated in and sponsored conferences in the first quarter of 2010 that we did not participate in during the first quarter of 2009.

We expect sales and marketing expenses to continue to increase over 2009 for the remainder of 2010 as a result of the push in our marketing efforts in an effort to take advantage of recent improvements in the economy.

General and Administrative

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2010	2009
General and administrative	$740	$810	(9)%
As a percent of revenue	33%	29%	4	ppt

The decrease in general and administrative expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 relates to a $27,000 reduction in insurance due to having fewer employees; a $99,000 reduction in rent related to closing one of our offices in the United Kingdom, closing our Pennsylvania office, and reducing the amount of space leased for our Washington, DC office; a $30,000 reduction in investment banking related to our having de-listed from the London Stock Exchange AIM; a $26,000 reduction in printing costs; and a continued overall company plan to reduce all aspects of overhead. These decreases were partially offset by a $143,000 increase in outside services related to the research and development of new products and services.

We expect general and administrative expenses for 2010 to remain flat in comparison to 2009.

Depreciation and Amortization

	Three months ended March 31,		Percentage Change
(in thousands, except percentages)	2010	2009
Depreciation and amortization	$400	$407	(2)%
As a percent of revenue	18%	15%	3	ppt

Amortization expense decreased by $29,000 for the first quarter of 2010 compared to the first quarter of 2009 resulting primarily from a decrease of $700,000 in definite-lived intangible assets as a result of impairment in the second quarter of 2009. Depreciation expense increased by $23,000 for the first quarter of 2010 compared to the first quarter of 2009 resulting primarily from the addition of $4 million in depreciable assets from the consolidation of UTEK Real Estate in the fourth quarter of 2009.

We expect depreciation and amortization expenses for 2010 to remain flat in comparison to 2009.

Other (Income) Expense

Other (income) expense is a new line item in our statement of operations related to reporting as an operating company. The net income of $2,074 for the three months ended March 31, 2010 is comprised of a gain of $54,000 related to adjusting our derivative liability to fair value; rental income of $61,000; and miscellaneous income of $22,000; partially offset by capital losses of $135,000.

Interest Expense, Net

Interest expense, net is a new line item in our statement of operations related to reporting as an operating company. The net interest expense of $135,154 for the three months ended March 31, 2010 is primarily comprised of interest expense on long-term debt of $119,000 and amortization of our debt discount of $46,000, partially offset by interest income on our note receivable of $29,000.

Net Realized Gains (Losses) on Investments from Investment Company Accounting

In connection with our plan to de-elect business development company status, we liquidated a significant portion of our investment portfolio during the first quarter of 2009. We sold some or all of our shares in a significant number of our portfolio companies for $2.1 million in cash and other assets, which resulted in net realized losses of $37.0 million for the three months ended March 31, 2009.

Net Change in Unrealized Appreciation (Depreciation) on Investments from Investment Company Accounting

The net unrealized appreciation of $34.1 million for the three months ended March 31, 2009 was primarily due to the reversal of unrealized depreciation on various investments upon their sale during the period of approximately $35.9 million; partially offset by a reduction in value of the investment in MiMedx Group, Inc. of $1.8 million.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of $842,000 for the three months ended March 31, 2010 decreased $118,000 from $960,000 in 2009. Total cash used in operations of $842,000 in the current period is primarily attributable to:

•	$1.58 million net operating loss;

•	$320,000 cash payment for payroll taxes, which included an income tax gross-up, paid in conjunction with the settlement of our severance liability; and

•	$130,000 cash payment for other severance liabilities.

Partially offset by:

•	$400,000 in non-cash depreciation and amortization;

•	$135,000 loss on sale and impairment of available-for-sale securities;

•	$148,000 in non-cash stock-based compensation expense related to vesting options; and

•	$158,000 decrease in accounts receivable primarily related to increased collection efforts.

Cash provided by (used in) investing activities of $5,000 for the three months ended March 31, 2010 increased $8,000 from $(2,500) in 2009. There were no significant investing transactions during the period.

Cash provided by (used in) financing activities of $(101,000) for the three months ended March 31, 2010 decreased $763,000 from $662,000 in 2009. Total cash used in financing of $(101,000) is primarily attributable to:

•	$101,000 in cash paid for long-term debt.

Borrowings

On October 22, 2009, we entered into a Promissory Note (the “Note”) with Gators Lender, LLC (the “Lender”), pursuant to which we borrowed $1,750,000 from the Lender. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012. UTEK Real Estate is a co-borrower under the Note and the loan is guaranteed by all of our subsidiaries. In addition, the guaranty was secured pursuant to a security agreement encumbering vacant real property located in Hernando County, Florida (the “Collateral”), which is owned by Cortez 114, LLC (“Cortez”), a subsidiary of UTEK Real Estate.

On February 26, 2010, we entered into a Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage, pursuant to which the Lender’s security interest in the Collateral was released and replaced by a security interest in 68% of the outstanding membership interests of Cortez. In addition, the Note was amended and restated to provide that UTEK and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days of February 26, 2010. At our request, the Lender subsequently extended the repayment date for the $500,000 pay down to June 30, 2010.

Capital Expenditures

In the first quarter of 2010, we began development of a software platform designed to enhance connections between each of our lines of business and complement existing services. At this time, management is continuing to evaluate the software platform and its alignment with the overall corporate strategy.

Liquidity

Our primary cash requirements include working capital, capital expenditures and principal and interest payments on indebtedness. Our primary sources of funds are cash received from customers in connection with operations, proceeds from the sale of our investments, debt financing and availability under our $450,000 revolving line of credit. At March 31, 2010, we had cash and cash equivalents of $1.2 million and investments in certificates of deposit (“CDs”) of $494,000. The CDs are pledged to financial institutions as collateral to support the issuance of our line of credit. The Company had $200,000 of unused availability under its revolving line of credit at March 31, 2010.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, cash generated from operations, the potential sales of our investments and unused availability under our revolving line of credit. As a result of our progress in significantly reducing our overhead expenses, we believe that these sources will be sufficient to fund our scheduled debt service, including the $500,000 pay down due June 30th, and provide required resources for working capital for the next twelve months. However, in light of liquidity constraints caused by the $500,000 debt pay down, we may not be able to continue funding our capital expenditures in the near term.

We may seek to raise additional funds through public or private debt or equity financing for long-term liquidity. Financing terms from our recent debt financing completed in October 2009 as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 represent what possible additional financing could look like in the near term.

On April 1, 2010, we filed a Form S-3 with the SEC to register the offering of our securities. We may offer and sell, from time to time, in one or more offerings, common stock, preferred stock and warrants for which the aggregate offering price will not exceed $20,000,000. The Form S-3 became effective on April 16, 2010.

However, capital markets have been volatile over the last several years, and we cannot assure you that we will be able to raise debt or equity capital on acceptable terms, if at all, in order to fund our operations.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2009.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of March 31, 2010, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

Except as described below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The recent disruptions in the global financial markets may continue to negatively impact our ability to raise additional capital.

We expect to continue to experience difficulty and higher cost in securing debt and equity financing to fund our operations or respond to competitive pressures or strategic opportunities as a result of the current economic climate and tightness in the capital markets. The debt financing we completed in October 2009, and the amendment thereto, has been more expensive than similar transactions completed in prior periods.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q:

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEK CORPORATION
(Registrant)

Date: May 13, 2010	/s/ Douglas Schaedler
Douglas Schaedler
Chief Executive Officer

Date: May 13, 2010	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer