Form 10-Q
period 2010-06-30
Innovaro, Inc.
filed 2010-08-10
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15941

INNOVARO, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3603677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2109 Palm Avenue

Tampa, FL 33605

(Address of principal executive offices)

(813) 754-4330

(Registrant’s telephone number)

UTEK CORPORATION

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 10, 2010, there were 13,522,554 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$559,348	$2,118,970
Accounts receivable, net	1,735,747	1,481,548
Certificates of deposit	495,988	492,246
Available-for-sale securities	151,200	729,800
Investments under cost method	588,085	588,085
Prepaid expenses and other assets	604,142	569,829

Total current assets	4,134,510	5,980,478
Investments under cost method	1,000,125	—
Note receivable and accrued interest	1,648,000	1,596,000
Fixed assets, net	8,269,342	8,388,263
Goodwill	15,621,342	15,874,139
Intangible assets, net	7,660,021	8,492,301

Total assets	$38,333,340	$40,331,181

LIABILITIES

Current liabilities:
Accounts payable	$791,069	$454,509
Accrued expenses	909,179	462,802
Accrued severance payable	—	876,400
Deferred revenue	1,447,256	1,634,096
Current maturities of long-term debt	1,027,205	975,360
Derivative liability	623,022	664,972

Total current liabilities	4,797,731	5,068,139
Long-term debt, less current maturities	5,400,006	5,353,892
Deferred tax liability	1,162,792	1,303,031

Total liabilities	11,360,529	11,725,062

EQUITY

Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 12,530,701 and 12,286,768 shares issued; 12,041,073 and 11,797,140 shares outstanding at June 30, 2010 and December 31, 2009, respectively	120,410	117,971
Additional paid-in capital	82,325,387	81,010,460

Total accumulated loss under Investment Company Accounting	(52,073,915)	(52,073,915)
Accumulated income (deficit) under Operating Company Accounting:

Accumulated deficit	(3,429,745)	(624,006)
Accumulated other comprehensive income (loss)	(499,097)	175,609

Total Innovaro stockholders’ equity	26,443,040	28,606,119

Noncontrolling interest	529,771	—

Total equity	26,972,811	28,606,119

Total liabilities and equity	$38,333,340	$40,331,181

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Operations

(Unaudited)

	Operating Company Accounting	Investment Company Accounting	Operating Company Accounting	Investment Company Accounting
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue / Income from operations:
Strategic services	$1,916,588	$1,529,010	$3,346,630	$3,254,288
Technology marketplaces	245,262	414,229	562,248	816,652
Insights and research	638,925	689,683	1,162,328	1,295,039
Investment income, net	—	12,546	—	43,210

	2,800,775	2,645,468	$5,071,206	5,409,189

Expenses:
Direct costs of revenue	1,601,031	1,778,654	3,049,403	4,106,012
Salaries and wages	789,629	3,250,359	1,469,155	4,234,448
Professional fees	165,808	197,103	367,097	420,023
Research and development	351,495	—	550,654	—
Sales and marketing	191,581	170,816	437,877	289,316
General and administrative	582,422	855,737	1,177,672	1,651,178
Depreciation and amortization	395,913	415,413	796,408	822,091
Impairment loss	—	2,368,458	—	2,368,458

	4,077,879	9,036,540	7,848,266	13,891,526

Other (income) and expense:
Other (income) expense	(154,315)		(156,389)
Interest expense, net	142,084		277,238

	(12,231)		120,849

Loss before income taxes	(1,264,873)	(6,391,072)	(2,897,909)	(8,482,337)
Provision for income tax benefit	(34,098)	(156,140)	(89,809)	(172,585)

Net loss from operations	(1,230,775)	(6,234,932)	(2,808,100)	(8,309,752)

Net realized and unrealized gains (losses) from investment company activity:
Net realized gains (losses) on investments	—	(416,995)	—	(37,435,130)
Net change in unrealized appreciation (depreciation) of investments	—	(571,307)	—	33,523,913

Net loss / Net decrease in net assets from operations	$(1,230,775)	$(7,223,234)	$(2,808,100)	$(12,220,969)

Net loss attributable to noncontrolling interest	(1,434)		(2,361)

Net loss attributable to Innovaro stockholders	$(1,229,341)		$(2,805,739)

Net loss attributable to Innovaro stockholders per share / Net decrease in net assets from operations per share: Basic and diluted	$(0.10)	$(0.64)	$(0.24)	$(1.10)

Weighted average shares outstanding: Basic and diluted	11,872,196	11,214,181	11,834,875	11,103,434

See accompanying notes

INNOVARO, INC.

Consolidated Statement of Changes in Equity

(Unaudited)

	Innovaro Stockholders’ Equity
	Common Stock			Additional Paid-In Capital	Total Accumulated Loss under Investment Company Accounting	Comprehensive Income (loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares Issued	Shares Outstanding	Par Value
Balances at December 31, 2009	12,286,768	11,797,140	$117,971	$81,010,460	$(52,073,915)		$(624,006)	$175,609	$—	$28,606,119
Settlement of severance liability for 32% interest in Cortez 114, LLC	—	—	—	17,868	—		—	—	532,132	550,000
Comprehensive loss:
Net loss	—	—	—	—	—	$(2,805,739)	(2,805,739)	—	(2,361)	(2,808,100)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	—	—	—	—	—	(294,653)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(380,053)	—	—	—	—

Other comprehensive loss	—	—	—	—	—	(674,706)	—	(674,706)	—	(674,706)

Comprehensive loss						$(3,480,445)

Investment in Verdant Ventures Advisors, LLC	243,933	243,933	2,439	997,686	—		—	—	—	1,000,125

Stock-based compensation expense	—	—	—	299,373	—		—	—	—	299,373

Balances at June 30, 2010	12,530,701	12,041,073	$120,410	$82,325,387	$(52,073,915)		$(3,429,745)	$(499,097)	$529,771	$26,972,811

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Operating Company Accounting	Investment Company Accounting
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Operating Activities:
Net loss attributable to Innovaro stockholders / Net decrease in net assets from operations	$(2,805,739)	$(12,220,969)
Adjustments to reconcile net loss attributable to Innovaro stockholders / net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments from investment company activity	—	(33,523,913)
Loss on sale of investments from investment company activity	—	37,435,130
Net proceeds from sale (purchase) of short-term investments	—	(297,076)
Proceeds from sale of equity investments from investment company activity	—	549,524
Goodwill and intangible asset impairment	—	2,368,458
Net loss attributable to noncontrolling interest	(2,361)	—
Depreciation and amortization	796,408	822,091
Amortization of debt discount from investor warrants	91,735	—
Loss on sale and impairment of available-for-sale securities	34,801	—
Gain on derivative liability	(41,950)	—
Stock-based compensation	299,373	323,639
Severance compensation paid for in escrowed shares	—	2,544,580
Deferred income taxes	(89,809)	(172,585)
Other	(32,095)	106,191
Changes in operating assets and liabilities:
Accounts receivable	(239,783)	1,020,913
Prepaid expenses and other assets	(91,127)	264,051
Deferred revenue	(164,209)	(836,326)
Accounts payable and accrued expenses	465,980	(436,721)

Net cash flows from operating activities	(1,778,776)	(2,053,013)

Investing Activities:
Capital expenditures	(29,729)	(4,559)
Cash paid in connection with Strategos acquisition	—	(292,468)
Proceeds from sale of available-for-sale securities	249,145	—

Net cash flows from investing activities	219,416	(297,027)

Financing Activities:
Proceeds from borrowings on bank line of credit	200,000	—
Payments on long-term debt	(193,775)	(144,426)

Net cash flows from financing activities	6,225	(144,426)

Effect of foreign exchange rates	(6,487)	36,293

Decrease in cash and cash equivalents	(1,559,622)	(2,458,173)
Cash and cash equivalents at beginning of period	2,118,970	3,922,297

Cash and cash equivalents at end of period	559,348	$1,464,124

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company received a note in connection with the sale of certain investments		$1,500,000

The Company issued stock in connection with an investment in
UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of Innovaro common stock		$1,500,000
240,964 shares of NeoStem, Inc. common stock		200,000

		$1,700,000

The Company issued 18,380 shares of common stock in connection with certain acquisition earnout contingencies during the six months ended June 30, 2009		$189,823

Unrealized gain (loss) from available-for-sale securities	$(294,653)

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest	$532,132
Increase to additional paid-in capital	17,868

	$550,000

The Company issued 243,933 shares of common stock in connection with its investment in Verdant Ventures Advisors, LLC	$1,000,125

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$327,960	$35,784

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of June 30, 2010 and 2009 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

As a result of our de-election from BDC status, we make reference to both Investment Company Accounting and Operating Company Accounting throughout these consolidated financial statements. Investment Company Accounting, as we refer to it, is defined as accounting in accordance with generally accepted accounting principles in the United States (“GAAP”) for investment companies under the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies. Operating Company Accounting, as we refer to it, is defined as accounting in accordance with GAAP other than for investment companies under the 1940 Act and Topic 946.

Presentation of Financial Statements

The Company made the following adjustments in order to present two periods of financial statements together for which the periods include two different methods of accounting. Changes made to the accompanying consolidated statements of operations include the following:

•

Operations in the consolidated statements of operations are presented comparatively in two different formats to properly report results of operations in accordance with the accounting in effect during the respective periods. Operations for the three and six months ended June 30, 2010 are presented in operating company format and operations for the three and six months ended June 30, 2009 are presented in investment company format.

•

The statements of operations for the three and six months ended June 30, 2010 are presented in operating company format. Certain operating company balances are not applicable to an investment company and are not included for the three and six months ended June 30, 2009. These include other (income) expense and interest expense, net.

•

UTEK Real Estate Holdings, Inc.’s results of operations are consolidated with those of Innovaro for the three and six months ended June 30, 2010 and intercompany transactions, including intercompany borrowings and rent, are eliminated in consolidation. At June 30, 2009, UTEK Real Estate Holdings, Inc. was included as one of the Company’s portfolio companies and its results of operations are not consolidated into those of Innovaro for the three and six months ended June 30, 2009.

•

Certain balances reported under Investment Company Accounting are not applicable to an operating company and are not included for the three and six months ended June 30, 2010. These include investment income, net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments. During the three and six months ended June 30, 2010, income and losses from these sources are classified as follows:

•	Investment income is included in other (income) expense or interest expense, net, depending on its source.

•	Realized gains (losses) on investments are included in other (income) expense.

•	Unrealized gain (loss) on available-for-sale securities are reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

Other changes include the following:

•	Other comprehensive income (loss) is not applicable to investments companies, and therefore, any related disclosures are applicable only for the three and six months ended June 30, 2010.

•

The Consolidated Schedule of Investments, Consolidated Statement of Changes in Net Assets and Financial Highlights are not presented as they are financial statement requirements under Investment Company Accounting.

The Company

The Company provides services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property (“IP”) and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided internationally from our offices in the United States and the United Kingdom.

On March 16, 2010, the Company began doing business as Innovaro and changed its ticker symbol to NYSE Amex: “INV.” On July 8, 2010, the Company’s shareholders voted to amend the Company’s certificate of incorporation to change the Company’s name to Innovaro, Inc. The name change became effective on July 12, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of Innovaro and its wholly owned subsidiaries: Innovaro Europe, Ltd. (formerly UTEK Europe, Ltd.) and UTEK Real Estate Holdings, Inc. (as of October 1, 2009). All intercompany transactions and balances are eliminated in consolidation.

The Company is reporting as an investment company for the three and six months ended June 30, 2009. As an investment company, portfolio investments are held for the purpose of deriving investment income and future capital gains. The operating results of the Company’s portfolio companies, including UTEK Real Estate Holdings, Inc., are not consolidated with the Company’s financial statements for the three and six months ended June 30, 2009.

The Company is reporting as an operating company for the three and six months ended June 30, 2010. As such, the Company is required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”). The results of operations of UTEK Real Estate have been included in the Company’s operations for the three and six months ended June 30, 2010. In addition, the assets and liabilities of UTEK Real Estate have been included in the Company’s financial position as of June 30, 2010 and December 31, 2009. As of June 30, 2010, none of the Company’s other equity investments qualify for consolidation in accordance with GAAP.

Accounts Receivable

The allowance for doubtful accounts was approximately $9,000 and $83,000 as of June 30, 2010 and December 31, 2009, respectively.

Goodwill Impairment

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, management performs interim assessments of goodwill if impairment indicators are present. One such indicator is an adverse change in the business climate. Subsequent to June 30, 2010, the Company’s stock price declined significantly. A decline in stock price may be an indicator of an adverse change in business climate. In addition, a decline in stock price affects the Company’s market capitalization and may affect fair value measurements for the Company’s reporting units.

Subsequent to June 30, 2010, management considered the incremental decline in our stock price from $3.80 at June 30, 2010 to $1.67 at July 28, 2010. At this time, the evaluation period for the decline in stock price is limited. As such, management cannot conclude that this decline, although severe, will be other than short-term in nature. Absent a sustained decline in stock price, the severity of the decline did not trigger a review for impairment outside of the Company’s next scheduled annual impairment evaluation date of December 31, 2010.

However, if the decline in the Company’s stock price does not reverse or the decline is significantly further extended, material write-downs or impairment charges may be required in the future. It is reasonably possible that management may be required to conduct an interim goodwill impairment evaluation during the remainder of 2010, which could result in a material impairment of goodwill. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. Any material non-cash impairment charges related to goodwill or other intangible assets would have a material adverse effect on the Company’s operating results.

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

Research and Development

In accordance with ASC Subtopic 985-20 Costs of Software to Be Sold, Leased, or Marketed, the Company expenses all costs incurred to establish the technological feasibility of a computer product to be sold, leased, or otherwise marketed as research and development costs. Research and development costs incurred to date have been expensed in the accompanying statement of operations as the Company’s innovation management platform has not reached technological feasibility.

Reclassifications

In connection with the change in the Company’s business segments, certain reclassifications have been made to the 2009 balances to conform to the 2010 financial statement presentation. Reclassifications were made to revenue to conform to the Company’s new line of business segments. Reclassifications were also made to expenses to move direct costs associated with these business lines into direct costs of revenue. In addition, reclassifications were made to 2010 balances to segregate research and development costs on the statement of operations.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Weighted-average outstanding shares of common stock	11,872,196	11,214,181	11,834,875	11,103,434
Dilutive effect of stock options	—	—	—	—

Common stock and common stock equivalents	11,872,196	11,214,181	11,834,875	11,103,434

Shares excluded from calculation of diluted EPS (1)	1,603,900	968,400	1,603,900	968,400

(1)	These shares attributable to outstanding common stock options and warrants were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss/ net decrease in net assets from operations during the period.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, certificates of deposit, investments, accounts payable, accrued expenses, long-term debt and the derivative liability. With the exception of investments under cost method discussed in Note 2 and fair value measurements discussed in Note 4, the carrying amounts of the Company’s financial instruments approximate their fair values.

Financial instruments with significant credit risk include cash and cash equivalents, certificates of deposit and investments. The Company invests its cash and cash equivalents and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at June 30, 2010 and December 31, 2009. The Company has not experienced any losses on such accounts.

The Company had one major customer during the three and six months ended June 30, 2009, three major customers during the three months ended June 30, 2010 and one major customer during the six months ended June 30, 2010, all of which were customers of the strategic services line of business. Major customers, those generating greater than 10% of total revenue, accounted for approximately 38% and 10% of the Company’s revenue during the three months ended June 30, 2010 and 2009, respectively. Major customers accounted for approximately 13% and 11% of the Company’s revenue during the six months ended June 30, 2010 and 2009, respectively. In addition, two customers accounted for approximately 28% of accounts receivable at June 30, 2010.

2. Investments under Cost Method

The Company classifies its investments in equity securities of noncontrolled entities that do not have readily determinable fair values as investments under cost method in accordance with ASC Subtopic 325-20 Cost Method Investments. Investments under cost method comprising $588,085 have been classified as current assets in accordance with the Company’s intent and ability regarding liquidity of the investments. The Company estimated that the fair value of these investments exceeded their respective carrying amounts as of June 30, 2010.

Investment in Verdant Ventures Advisors, LLC

On April 14, 2010, the Company entered into a limited liability company agreement to form Verdant Ventures Advisors, LLC (“Verdant Ventures”). Under this agreement, the Company made an investment of 243,933 shares of the Company’s common stock worth $1,000,125 in exchange for a 15% ownership in Verdant Ventures. Verdant Ventures will operate as an independently managed technology transfer venture fund. John Micek, one of the Company’s directors, is managing partner of Verdant Ventures, as well as a member of two limited liability companies that are also parties to the limited liability company agreement of Verdant Ventures. Pursuant to the agreement, the Company is not required to make any additional capital contributions or loans to Verdant Ventures and is not involved in its management. Verdant Ventures may sell up to one-third of the Company’s contributed shares each year during a three-year period from the date the Company first contributed the shares.

The Company evaluated its investment in Verdant Ventures under ASC Topic 810 Consolidation and concluded that this investment does not meet the requirements for consolidation. As such, it has been recorded as an investment under cost method in the accompanying balance sheet as of June 30, 2010. This investment has been classified as a non-current asset in accordance with the Company’s intent and ability regarding liquidity of the investment.

3. Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of June 30, 2010.

		Unrealized (1)		Realized
	Cost	Gains	Losses	Losses	Fair Value
Equity securities (available-for-sale)	$516,800	$46,200	$(411,800)	$—	$151,200

(1)	The net unrealized losses of $(365,600) is included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

As of June 30, 2010, four of our six total available-for-sale securities were in an unrealized loss position, all of which were for a period of less than twelve months. The aggregate fair value of the four available-for-sale securities with unrealized losses was $105,000. These securities are in micro-cap companies in various industries and the impairment is significant as it relates to three of the four investments. In all cases, the impairment is deemed to have been caused by general market fluctuations. Based on third-party valuations, the Company believes these impairments are not other-than-temporary. Accordingly, no impairment loss has been recognized on these securities.

Proceeds from the sale of available-for-sale securities were approximately $214,000 and $249,000 for the three and six months ended June 30, 2010, respectively. Gross realized gains were approximately $100,000 and $111,000 as a result of the sale of available-for-sale securities for the three and six months ended June 30, 2010, respectively. In addition, the Company recognized a $146,000 loss on certain warrants classified as available-for-sale securities during the six months ended June 30, 2010 because the Company determined that the warrants were permanently impaired. These warrants subsequently expired unexercised.

Unrealized gains (losses) on available-for-sale securities for the six months ended June 30, 2010 are shown in the accompanying statement of equity net of the reclassification adjustment. Disclosure of the gross amounts of the current period gain (loss) and amounts that were reclassified out of accumulated other comprehensive income (loss) into earnings are as follows:

Six Months Ended June 30, 2010
Unrealized holding gain (loss) arising during the period	$(82,500)
Add back: reclassification adjustment for net gains included in net income	(212,153)

Unrealized gain (loss) from available-for-sale securities, net	$(294,653)

4. Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by ASC Topic 820 Fair Value Measurements and Disclosures. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

•	Level 3—Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2010 and December 31, 2009 are as follows:

	Fair Value Measurements at June 30, 2010 Using		Fair Value Measurements at December 31, 2009 Using
	Level 2	Total	Level 2	Total

Assets:
Certificates of deposit	$495,988	$495,988	$492,246	$492,246
Available-for-sale securities	151,200	151,200	729,800	729,800

Total assets	$647,188	$647,188	$1,222,046	$1,222,046

Liabilities:
Derivative liability	$(623,022)	$(623,022)	$(664,972)	$(664,972)

Total liabilities	$(623,022)	$(623,022)	$(664,972)	$(664,972)

The Company’s investments in certificates of deposit and available-for-sale securities are classified within Level 2 of the fair value hierarchy. The equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available are based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale. The Company utilizes the assistance of an independent valuation firm in determining these values. The valuation firm utilizes the market approach in determining the fair value of these securities.

The Company’s derivative liability is classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liability utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility. The Black-Scholes model employs the market approach in determining of the fair value of these derivatives. See Note 6 for further discussion of the derivative liability.

5. Severance Liability

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

6. Long-term Debt

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

Pursuant to a February 26, 2010, Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage, the Lender’s security interest in the Collateral was released and replaced by a security interest in 68% of the outstanding membership interests of Cortez. In addition, the Note was amended and restated to provide that Innovaro and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days. At Innovaro’s request, the Lender subsequently extended the repayment date for the $500,000 payment, which was made in accordance with this extension on July 12, 2010.

In accordance with ASC Topic 815 Derivatives and Hedging, the Company recognized a derivative liability for the value of the warrants granted in conjunction with the Purchase Agreement. The Company adjusted the derivative liability to fair value as of June 30, 2010, resulting in a gain (loss) on derivative liability of approximately $(12,000) and $42,000 for the three and six months ended June 30, 2010, respectively.

7. Accumulated Other Comprehensive Income (Loss)

Components comprising the balance in accumulated other comprehensive income (loss) for the six months ended June 30, 2010 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(70,946)	$246,555	$175,609
Gain (loss) for the period	(294,653)	(380,053)	(674,706)

Balance at June 30, 2010	$(365,599)	$(133,498)	$(499,097)

8. Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets June 30, 2010	5,241,127	26,309,578	31,550,705
Total assets June 30, 2010	5,437,340	32,896,000	38,333,340
Long-lived assets December 31, 2009	5,887,520	26,867,183	32,754,703
Total assets December 31, 2009	6,411,846	33,919,335	40,331,181

	For the Three Months Ended June 30, 2010
	United Kingdom	United States	Total
Revenue	151,003	2,649,772	2,800,775
Loss before income taxes	(155,691)	(1,109,182)	(1,264,873)
Depreciation and amortization	102,927	292,986	395,913

	For the Three Months Ended June 30, 2009
	United Kingdom	United States	Total
Revenue	630,808	2,014,660	2,645,468
Loss before income taxes	(87,265)	(6,303,807)	(6,391,072)
Depreciation and amortization	109,671	305,742	415,413

	For the Six Months Ended June 30, 2010
	United Kingdom	United States	Total
Revenue	390,877	4,680,329	5,071,206
Loss before income taxes	(387,995)	(2,509,914)	(2,897,909)
Depreciation and amortization	210,517	585,891	796,408

	For the Six Months Ended June 30, 2009
	United Kingdom	United States	Total
Revenue	1,076,024	4,333,165	5,409,189
Loss before income taxes	(179,329)	(8,303,008)	(8,482,337)
Depreciation and amortization	208,083	614,008	822,091

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended June 30, 2010
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	1,916,588	245,262	638,925	—	2,800,775
Income (loss) before income taxes	567,533	(100,644)	53,583	(1,785,345)	(1,264,873)

	For the Three Months Ended June 30, 2009
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	1,529,010	414,229	689,683	12,546	2,645,468
Income (loss) before income taxes	(3,918,946)	(75,732)	(1,086,972)	(1,309,422)	(6,391,072)

	For the Six Months Ended June 30, 2010
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	3,346,630	562,248	1,162,328	—	5,071,206
Income (loss) before income taxes	862,528	(260,669)	149,796	(3,649,564)	(2,897,909)

	For the Six Months Ended June 30, 2009
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	3,254,288	816,652	1,295,039	43,210	5,409,189
Income (loss) before income taxes	(4,346,037)	(123,854)	(951,859)	(3,060,587)	(8,482,337)

9. Subsequent Events

Securities Offering

On July 8, 2010, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”) with three institutional investors, pursuant to which the Company agreed to issue to the investors in a registered offering 1,481,481 shares (the “Shares”) of the Company’s common stock priced at $2.565 per share along with Series A warrants to purchase up to 1,481,481 shares of common stock with an exercise price of $3.43 per share of common stock and Series B warrants to purchase up to 893,519 shares of common stock with an exercise price of $0.01 per share of common stock. These securities were offered pursuant to our effective shelf registration statement on Form S–3 (File No. 333–165859).

On July 9, 2010, the Company entered into an amendment to the Securities Purchase Agreement with each of the investors to increase the exercise price of the Series A warrants to be issued in connection therewith from $3.43 per share to $3.49 per share.

On July 12, 2010, the Company completed the offering contemplated by the Securities Purchase Agreement and raised gross proceeds in connection therewith of approximately $3.8 million before advisory fees and offering expenses.

The Series A warrants are exercisable for a five-year period commencing six months after the date of their issuance. The Series B warrants will become initially exercisable on the 60 day anniversary of the date of their issuance if the market price (calculated in the manner described below) of our common stock on such anniversary date is less than the $2.565 per share purchase price of our common stock issued to the investors in the offering. In addition, the number of Series B warrants that will become exercisable will increase on the 120 day anniversary of the date of their issuance if the market price (calculated in the manner described below) of our common stock on such anniversary date is less than both the $2.565 per share purchase price of our common stock issued to the investors in the offering and the market price (calculated in the manner described below) on the 60-day anniversary of the date of the issuance of the Series B warrants. In each such event, the Series B warrants will be exercisable for a number of shares such that the average price per share of the (i) shares of common stock to be sold to the investors in the offering and (ii) the shares of common stock issuable upon exercise of the Series B warrants equals the greater of (i) the market price (calculated in the manner described below) of the common stock on the date of calculation and (ii) $1.60. For purposes of the Series B warrants, the term “market price” is 90% of the average of the weighted average price of our common stock during the 10 trading days preceding the date of calculation.

In addition, the Company granted each investor in the offering the right of first refusal to purchase 100% of the shares of the Company’s common stock or securities convertible into or exercisable for shares of the Company’s common stock to be issued by the Company in certain offerings until the one (1) year anniversary of the date of the issuance of the Shares. Thereafter, each investor will have the right of first refusal to purchase 50% of the shares of the Company’s common stock or securities convertible into or exercisable for shares of the Company’s common stock to be issued by the Company in certain offerings until the two (2) year anniversary of the date of the issuance of the Shares.

Management is currently evaluating the Securities Purchase Agreement for potential derivatives and possible effects on the Company’s financial statements.

Employee Stock Option Plan

On July 8, 2010, the Company’s shareholders voted in favor of a proposal to amend the Company’s Amended and Restated Employee Stock Option Plan (the “Option Plan”) to increase the number of shares authorized for issuance by 600,000 shares. The maximum number of shares that may be issued through the exercise of options granted under the Option Plan as amended is 2,811,274.

Restricted Stock Plan

On July 8, 2010, the Company’s shareholders voted in favor of a proposal to adopt the Company’s Restricted Stock Plan (the “Restricted Stock Plan”). The purpose of the Restricted Stock Plan is to provide selected members of the Board of Directors, executive officers, key employees, consultants and advisors of the Company with awards consisting of shares of the Company’s common stock contingent on their long-term continued employment and/or their relationship with the Company. The maximum number of shares of common stock that may be issued to participants under the Restricted Stock Plan is 1,500,000.

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

Recent Developments

On July 8, 2010, we held an annual meeting of stockholders to: (i) elect nine directors who will serve for one year, or until their successors are elected and qualified; (ii) ratify the selection of Pender Newkirk & Company LLP to serve as our registered independent public accounting firm for the year ending December 31, 2010; (iii) approve an amendment to our amended and restated employee stock option plan to increase the number of shares authorized for issuance; (iv) approve the adoption of our restricted stock plan; and (v) approve an amendment to our certificate of incorporation to change our name to Innovaro, Inc.

All matters submitted to a vote of our stockholders at the annual meeting were approved and all director nominees were elected. However, because Holly Callen Hamilton, Keith A. Witter and Kwabena Gyimah-Brempong received a greater number of votes “withheld” for election as a director than votes “for” such election, they tendered their respective conditional resignations to our board of directors on July 8, 2010. Pursuant to our Corporate Governance Guidelines and Majority Withheld Vote Policy contained therein, directors are expected to tender a conditional offer of resignation to our board of directors following certification of the stockholder vote at which he or she receives a greater number of votes “withheld” for his or her election as a director than votes “for” such election. The conditional resignation offers were first considered by the nominating and corporate governance committee of our board of directors (with Messrs. Witter and Gyimah-Brempong and Ms. Callen Hamilton abstaining) and then by our full board of directors (also with Messrs. Witter and Gyimah-Brempong and Ms. Callen Hamilton abstaining). In light of the results at the annual meeting, our board of directors, following the deliberation process outlined in our Corporate Governance Guidelines, determined unanimously to accept the resignations of Messrs. Witter and Gyimah-Brempong and Ms. Callen Hamilton as members of our board of directors.

With the addition of three new Board members in February 2010, we currently have an appropriate number of independent board members in accordance with NYSE guidelines for a smaller reporting company. In addition, we believe the current Board members have the business knowledge and breadth of experience required.

On July 12, 2010, we completed the registered offering of 1,481,481 shares of our common stock priced at $2.565 per share along with Series A warrants to purchase up to 1,481,481 shares of common stock with an exercise price of $3.43 per share (subsequently amended to $3.49 per share) of common stock and Series B warrants to purchase up to 893,519 shares of common stock with an exercise price of $0.01 per share of common stock. We raised gross proceeds of approximately $3.8 million before advisory fees and offering expenses in connection with the offering.

The Series A warrants are exercisable for a five-year period commencing six months after the date of their issuance. The Series B warrants will become initially exercisable on the 60 day anniversary of the date of their issuance if the market price (calculated in the manner described below) of our common stock on such anniversary date is less than the $2.565 per share purchase price of our common stock issued to the investors in the offering. In addition, the number of Series B warrants that will become exercisable will increase on the 120 day anniversary of the date of their issuance if the market price (calculated in the manner described below) of our common stock on such anniversary date is less than both the $2.565 per share purchase price of our common stock issued to the investors in the offering and the market price (calculated in the manner described below) on the 60-day anniversary of the date of the issuance of the Series B warrants. In each such event, the Series B warrants will be exercisable for a number of shares such that the average price per share of the (i) shares of common stock to be sold to the investors in the offering and (ii) the shares of common stock issuable upon exercise of the Series B warrants equals the greater of (i) the market price (calculated in the manner described below) of the common stock on the date of calculation and (ii) $1.60. For purposes of the Series B warrants, the term “market price” is 90% of the average of the weighted average price of our common stock during the 10 trading days preceding the date of calculation.

In addition, we granted each investor the right of first refusal to purchase 100% of the shares of our common stock or securities convertible into or exercisable for shares of our common stock to be issued by us in certain offerings until July 12, 2011.

Thereafter, each investor will have the right of first refusal to purchase 50% of the shares of the Company’s common stock or securities convertible into or exercisable for shares of the Company’s common stock to be issued by the Company in certain offerings until the July 12, 2012.

Business Overview

General

We provide services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property (“IP”) and gain foresight into marketplace and technology developments that affect their business. These services are primarily provided throughout the United States and the United Kingdom.

In the first quarter of 2010, we began development of an innovation management platform designed to enhance and compliment our innovation services deliverable to clients. The purpose of the innovation management platform is to enable our clients to access, apply and extract value from a proven innovation approach through an on-demand service. Management is continuing to evaluate the software platform and its internal resource allocation in conjunction with our overall corporate strategy.

On March 16, 2010, we began doing business as Innovaro and changed our ticker symbol to NYSE Amex: “INV”. On July 12, 2010, we formally changed our name to “Innovaro, Inc.” In connection with our rebranding as Innovaro in March 2010, we reorganized into three new lines of business, all working under the Innovaro brand: Strategic Services – driven by Strategos, an advanced innovation consultancy; Technology Marketplaces – online platforms, partnering services, global licensing and technology transfer services; and Insights & Research – futures and trends, research, information services and IP consulting. In connection therewith, our business segments have changed beginning with the reporting period ended March 31, 2010 and this change has required certain reclassifications to prior period financial information.

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

Current Market Conditions

We believe that our financial results for the first six months of 2010 continued to be negatively impacted by weakened economic conditions, although to a lesser extent than during the first six months of 2009. The deterioration in consumer confidence and a general reduction in spending by consumers and businesses have had an adverse effect on our operations as businesses have delayed spending on these types of services. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery was to stall or conditions were to worsen.

Results of Operations

Revenue / Income from Operations

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2010	2009		2010	2009
Strategic services	$1,917	$1,529	25%	$3,347	$3,254	3%
Technology marketplaces	245	414	(41)%	562	817	(31)%
Insights and research	639	690	(7)%	1,162	1,295	(10)%
Investment income, net	—	12	NM (1)	—	43	NM (1)

Total revenue / income from operations	$2,801	$2,645	6%	$5,071	$5,409	(6)%

(1)	This percentage change is not meaningful given that it relates to the manner in which we reported our operating results during the two reporting periods. For more information, see Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q.

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue increased by $388,000 for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009. Our strategic services revenue increased by $92,000 for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009. Strategic services revenue declined in 2009 as a result of adverse economic conditions. We attribute the increased revenue in 2010 to a renewed interest in innovation efficiency and new product development, particularly during the second quarter, in the US and abroad. Based on current activity, we expect these revenues to increase for the remainder of 2010.

Our strategic services revenue in recent years has largely been dependent on the efforts of certain key consulting professionals whose employment contracts with us expire in April 2011. If we are not successful in retaining these consulting professionals or hiring similarly qualified and skilled consulting professionals to replacement them, then we may not be able to maintain the level of strategic services revenue we have generated in recent years. For more information relating to this risk, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Technology Marketplaces

Our technology marketplaces revenue is a combination of global technology licensing search retainer fees and our online marketplaces subscription fees. Our technology marketplaces revenue decreased $169,000 for the three months ended June 30, 2010 in comparison to same period of 2009. Our technology marketplaces revenue decreased $254,000 for the six months ended June 30, 2010 in comparison to same period of 2009. The decreased revenue in 2010 is due to a reduced number of both retainer based and online marketplace customers for our global technology licensing services. Based on current activity, we expect these revenues to remain flat for the remainder of 2010.

Insights and Research

Our insights and research revenue is made up of our online information services, foresight and trend research and IP consulting. Our insights and research revenue decreased $51,000 for the three months ended June 30, 2010 in comparison to same period of 2009. Our insights and research revenue decreased $133,000 for the six months ended June 30, 2010 in comparison to same period of 2009. The decreased revenue in 2010 is primarily a result of a decrease in renewals of our information services subscriptions. Based on current activity, we expect these revenues to continue to decrease for the remainder of 2010 as compared to 2009.

Investment Income, net

As an operating company, investment income is recorded as other (income) and expense in the accompanying statement of operations for the three and six months ended June 30, 2010.

Direct Costs of Revenue

(in thousands, except percentages)	Three Months Ended June 30, 2010	Gross Profit	Three Months Ended June 30, 2009	Gross Profit	Six Months Ended June 30, 2010	Gross Profit	Six Months Ended June 30, 2009	Gross Profit
Direct costs of strategic services	$1,171	39%	$1,284	16%	$2,176	35%	$3,138	4%
Direct costs of technology marketplaces	60	76%	142	66%	234	58%	336	59%
Direct costs of insights and research	370	42%	353	49%	639	45%	632	51%

Total direct costs of revenue	$1,601		$1,779		$3,049		$4,106

Direct costs of strategic services revenue are comprised of salaries and related taxes, bonuses, certain outside services and other business development costs related to strategic services. Our direct costs of strategic services revenue decreased by $112,000 for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009. Our direct costs of strategic services revenue decreased by $963,000 for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009. The majority of the decrease in direct costs for both the three and six month periods related to a decrease in salaries and related payroll taxes partially offset by an increase in outside contract services. With the reduction in revenue related to poor global economic conditions, we reduced the head count of our strategic services employees in the second quarter of 2009. As a result of increases in projects during 2010, we have recently begun to increase head count. We expect these costs to increase for the remainder of 2010 in connection with an increase in the related revenue.

The increase in strategic services gross profit for both the three and six months ended June 30, 2010 in comparison to the three and six months ended June 30, 2009 is primarily related to head count. Although we reduced the number of employees when we lost revenues in 2009, this reduction was completed over a longer period of time than the decrease in revenues. This resulted in a significant decrease in the gross profit for the first and second quarters of 2009. These margins have started to return to normal levels during 2010.

Direct costs of technology marketplaces revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to online marketplaces. Our direct costs of technology marketplaces revenue decreased by $82,000 for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009. Our direct costs of technology marketplaces revenue decreased by $101,000 for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009. The majority of the decrease in direct costs during 2010 is due to a decrease in salaries as well as a slight decline in outside services costs. We expect these costs to remain flat for the remainder of 2010.

Direct costs of insights and research revenue are comprised of certain salaries and related taxes, certain outside services, business development costs and royalty costs related to information services. There were no significant changes in direct costs of insights and research revenue for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. We expect these costs to remain flat for the remainder of 2010.

Salaries and Wages

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Salaries and wages	$790	$3,250	(76)%		$1,469	$4,234	(65)%
As a percent of revenue	28%	123%	(95	)ppt	29%	78%	(49	)ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries that are not otherwise allocated to direct costs, employee related benefits including bonuses, and stock-based compensation. Salaries and wages decreased $2,461,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Salaries and wages decreased $2,765,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Approximately $2.5 million of the decrease in salaries and wages for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 related to a charge to salaries and wages related to the modification of the acquisition and employment agreements with the division manager of our Social Technologies division. The remaining difference in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 related to the retirement of our former CEO in the first quarter of 2009.

We expect salaries and wages to remain flat for the remainder of 2010.

Professional Fees

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Professional fees	$166	$197	(16)%		$367	$420	(13)%
As a percent of revenue	6%	7%	(1	)ppt	7%	8%	(1	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased $31,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Professional fees decreased $53,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in professional fees for the three and six month periods relates primarily to a decrease in valuation expenses due to the reduced number of investment holdings requiring valuations in 2010.

We expect to continue to have a decrease in professional fees over 2009 for the remainder of 2010 as a result of a reduction in the number of investments requiring quarterly valuations and a reduction in legal and accounting fees related to the change from an investment company to an operating company.

Research and Development

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Research and development	$351	$—	0%		$551	$—	0%
As a percent of revenue	13%	—%	13	ppt	11%	—%	11	ppt

Research and development costs include salaries, outside services, travel and other related costs related to the development of our innovation management platform designed to enhance and compliment our innovation services deliverable to clients. This project commenced in the first quarter of 2010 and management is continuing to evaluate the software platform and its internal resource allocation in conjunction with our overall corporate strategy.

Sales and Marketing

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Sales and marketing	$192	$171	12%		$438	$289	51%
As a percent of revenue	7%	6%	1	ppt	9%	5%	4	ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expenses increased $21,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in sales and marketing expenses relates to an increase in marketing costs of $117,000, which included $43,000 in rebranding costs and $75,000 for partnering with external search partners to market our products on their websites, partially offset by a decrease of $76,000 in sales related travel.

Sales and marketing expenses increased $149,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in sales and marketing expenses relates to an increase in marketing costs of $254,000, which included $89,000 in rebranding costs and $150,000 for partnering with external search partners to market our products on their websites, partially offset by a $78,000 decrease in sales related travel.

We expect sales and marketing expenses to decrease from current levels for the remainder of 2010.

General and Administrative

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
General and administrative	$582	$856	(32)%		$1,178	$1,651	(29)%
As a percent of revenue	21%	32%	(11	)ppt	23%	31%	(8	)ppt

General and administrative expenses decreased $273,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease relates to a $59,000 reduction in insurance due to having fewer employees; a $109,000 reduction in rent related to consolidating UTEK Real Estate operations, closing one of our offices in the United Kingdom, closing our Pennsylvania office, and reducing the amount of space leased for our Washington, DC office; a $121,000 reduction in bad debt expense due to implementation of a strict collection policy; and a continued overall company plan to reduce all aspects of overhead.

General and administrative expenses decreased $474,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease relates to a $84,000 reduction in insurance due to having fewer employees; a $208,000 reduction in rent related to UTEK Real Estate operations, closing one of our offices in the United Kingdom, closing our Pennsylvania office, and reducing the amount of space leased for our Washington, DC office; a $36,000 reduction in investment banking related to our having de-listed from the London Stock Exchange AIM; a $123,000 reduction in bad debt expense due to implementation of a strict collection policy; and a continued overall company plan to reduce all aspects of overhead.

We expect general and administrative expenses to remain flat for the remainder of 2010.

Depreciation and Amortization

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Depreciation and amortization	$396	$415	(5)%		$796	$822	(3)%
As a percent of revenue	14%	16%	(2	)ppt	16%	15%	1	ppt

Depreciation and amortization expense decreased $19,000 and $26,000, respectively, for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. Amortization expense decreased by $44,000 and $73,000 for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009 resulting primarily from a decrease of $700,000 in definite-lived intangible assets as a result of impairment in the second quarter of 2009. Depreciation expense increased by $25,000 and $47,000 for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009 resulting primarily from the addition of $4 million in depreciable assets from the consolidation of UTEK Real Estate in the fourth quarter of 2009.

We expect depreciation and amortization expenses for the remainder of 2010 to remain flat in comparison to 2009.

Impairment Loss

In 2009, the Social Technologies division of Innovaro had significant declines in revenues related to their futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division had suffered a significant adverse change in the business, which included a projection of continuing operating and cash flow losses. We determined that there was impairment of the division’s purchased intangible assets of approximately $1.0 million and impairment of the division’s goodwill of approximately $1.3 million as of June 30, 2009.

Other (Income) Expense

Other (income) expense is a new line item in our statement of operations related to reporting as an operating company. The net other income of $154,000 for the three months ended June 30, 2010 is comprised of rental income of $22,000, miscellaneous income of $41,000 and net capital gains of $100,000, partially offset by a loss of $12,000 related to adjusting our derivative liability to fair value.

The net other income of $156,000 for the six months ended June 30, 2010 is comprised of a gain of $42,000 related to adjusting our derivative liability to fair value, rental income of $84,000 and miscellaneous income of $62,000, partially offset by capital losses of $35,000.

Interest Expense, Net

Interest expense, net is a new line item in our statement of operations related to reporting as an operating company. The net interest expense of $142,000 for the three months ended June 30, 2010 is primarily comprised of interest expense on long-term debt of $124,000 and amortization of our debt discount of $46,000, partially offset by interest income on our note receivable of $28,000.

The net interest expense of $277,000 for the six months ended June 30, 2010 is primarily comprised of interest expense on long-term debt of $243,000 and amortization of our debt discount of $92,000, partially offset by interest income on our note receivable of $57,000.

Net Realized Gains (Losses) on Investments from Investment Company Accounting

In connection with our plan to de-elect business development company status, we liquidated a significant portion of our investment portfolio during the first and second quarters of 2009. We sold some or all of our shares in a significant number of our portfolio companies for $2.25 million in cash and other assets, which resulted in net realized losses of $37.4 million for the six months ended June 30, 2009.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of $1.78 million for the six months ended June 30, 2010 decreased approximately $270,000 from $2.05 million for the six months ended June 30, 2009. Total cash used in operations of $1.78 million in the current period is primarily attributable to:

•	$2.8 million net operating loss;

•	$42,000 gain on derivative liability;

•	$240,000 increase in accounts receivable related to significant billings in the second quarter of 2010;

•	$164,000 decrease in deferred revenue;

•	$320,000 cash payment for payroll taxes, which included an income tax gross-up, paid in conjunction with the settlement of our severance liability; and

•	$130,000 cash payment for other severance liabilities.

Partially offset by:

•	$796,000 in non-cash depreciation and amortization;

•	$299,000 in non-cash stock-based compensation expense related to vesting options; and

•	$913,000 increase in accounts payable and accrued expenses.

Cash provided by (used in) investing activities of $219,000 for the six months ended June 30, 2010 increased $516,000 from $(297,000) for the six months ended June 30, 2009. Total cash provided by operations of $219,000 in the current period is primarily attributable to:

•	$249,000 in proceeds from available-for-sale securities.

Cash provided by (used in) financing activities of $6,000 for the six months ended June 30, 2010 increased $150,000 from $(144,000) for the six months ended June 30, 2009. Total cash provided by financing of $6,000 is primarily attributable to:

•	$200,000 in proceeds from borrowings on our line of credit.

Partially offset by:

•	$194,000 in cash paid for long-term debt.

Changes to Contractual Obligations

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

On February 26, 2010, we entered into a Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage, pursuant to which the Lender’s security interest in the Collateral was released and replaced by a security interest in 68% of the outstanding membership interests of Cortez. In addition, the Note was amended and restated to provide that Innovaro and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days of February 26, 2010. At our request, the Lender subsequently extended the repayment date for the $500,000 payment, which was made in accordance with this extension on July 12, 2010. As of August 10, 2010, the balance on the note was $1,250,000.

During the second quarter of 2010, the Company borrowed an additional $200,000 on its revolving line of credit.

Financing

On July 12, 2010, we completed a registered offering of 1,481,481 shares of our common stock priced at $2.565 per share along with Series A warrants to purchase up to 1,481,481 shares of common stock with an exercise price of $3.43 per share (subsequently amended to $3.49 per share) of common stock and Series B warrants to purchase up to 893,519 shares of common stock with an exercise price of $0.01 per share of common stock. We raised gross proceeds of approximately $3.8 million before advisory fees and offering expenses in connection with the offering.

Capital Expenditures

In the first quarter of 2010, we began development of an innovation management platform designed to enhance and compliment our innovation services deliverable to clients. Management is continuing to evaluate the software platform and its internal resource allocation in conjunction with our overall corporate strategy.

Liquidity

Our primary cash requirements include working capital, capital expenditures and principal and interest payments on indebtedness. Our primary sources of funds are cash received from customers in connection with operations, proceeds from the sale of our investments, debt financing and availability under our $450,000 revolving line of credit. At June 30, 2010, we had cash and cash equivalents of $559,000 and investments in certificates of deposit of $496,000. The certificates of deposit are pledged to financial institutions as collateral to support the issuance of our line of credit.

We currently intend to fund our capital expenditures and liquidity needs with existing cash and cash equivalent balances, cash generated from operations, the potential sales of our investments and proceeds from the sale of our common stock and warrants to purchase shares of our common stock. We believe that these sources will be sufficient to fund our scheduled debt service and provide required resources for working capital for the next twelve months.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009. Except as described below, there have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Impairment of Goodwill

As disclosed in our Annual Report of Form 10-K for the year ended December 31, 2009, we assess goodwill for impairment annually as of the end of the year. We perform interim assessments of goodwill if impairment indicators are present. One such indicator is an adverse change in the business climate. Subsequent to June 30, 2010, our stock price declined significantly. A decline in stock price may be an indicator of an adverse change in business climate. In addition, a decline in stock price may affect fair value measurements for our reporting units. We have evaluated the impact of this decline on our reporting units for future periods. Considering this and certain other factors, we determined that the impact was not significant enough to warrant a full impairment review at this time. It is reasonably possible that we may be required to conduct an interim goodwill impairment evaluation during the remainder of 2010, which could result in a material impairment of goodwill.

However, if the decline in our stock price does not reverse or the decline is significantly further extended, material write-downs or impairment charges may be required in the future. If the decline in our stock price were to persist or worsen, material impairment charges may be necessary. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. Any material non-cash impairment charges related to goodwill or other intangible assets would have a material adverse effect on our results of operations and financial condition.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2009.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operations of the our disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of June 30, 2010, we were not a party to any material legal proceedings.

ITEM 1A.	Risk Factors

Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

We may incur impairments to goodwill and intangible assets.

We are required to test goodwill and intangible assets for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350 Intangibles – Goodwill and Other. Such impairment could be caused by internal factors as well as external factors beyond our control.

Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the areas in which we generate revenues could lead to an impairment charge for any of our intangible assets or goodwill. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in our statement of operations in that period which would cause an increase in our net loss.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if a significant decline in our stock price and/or market capitalization result in impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2010, the Company agreed to make an equity investment in Verdant Ventures Advisors, LLC, a Delaware limited liability company, (“Verdant Ventures”), through the contribution of 243,933 shares of the Company’s common stock in connection with Verdant Ventures’ formation. Verdant Ventures will operate as an independently managed technology transfer venture fund. The Company’s capital contribution represents a 15% ownership interest in Verdant Ventures.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Index

4.1	—	Form of Series A Warrants, incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 8, 2010.

4.2	—	Form of Series B Warrants, incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 8, 2010.

10.1*	—	Limited Liability Company Agreement for Verdant Ventures Advisors, LLC dated April 14, 2010 by among Verdant Ventures Managers, LLC, Silicon Prairie Partners, LLC and UTEK Corporation.

10.2	—	Securities Purchase Agreement dated July 8, 2010 by and among UTEK Corporation and three institutional investors, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2010.

10.3	—	Form of Amendment to Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on July 9, 2010.

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

32.2*	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)

Date: August 10, 2010	/s/ Douglas Schaedler
Douglas Schaedler
Chief Executive Officer

Date: August 10, 2010	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer