Form 10-Q
period 2010-09-30
Innovaro, Inc.
filed 2010-11-12
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On November 8, 2010, there were 14,136,275 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,208,344	$2,118,970
Accounts receivable, net	2,793,957	1,481,548
Certificates of deposit	—	492,246
Available-for-sale securities	146,800	729,800
Investments under cost method	—	588,085
Prepaid expenses and other assets	388,179	569,829

Total current assets	5,537,280	5,980,478
Investments under cost method	564,085	—
Investments under equity method	329,310	—
Note receivable and accrued interest	1,674,000	1,596,000
Fixed assets, net	6,911,601	8,388,263
Goodwill	6,437,453	15,874,139
Intangible assets, net	6,461,035	8,492,301

Total assets	$27,914,764	$40,331,181

LIABILITIES
Current liabilities:
Accounts payable	$647,204	$454,509
Accrued expenses	2,391,917	462,802
Accrued severance payable	—	876,400
Deferred revenue	1,024,044	1,634,096
Current maturities of long-term debt	154,590	975,360
Derivative liabilities	508,599	664,972

Total current liabilities	4,726,354	5,068,139
Long-term debt, less current maturities	5,380,156	5,353,892
Deferred tax liability	894,789	1,303,031

Total liabilities	11,001,299	11,725,062

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 14,602,419 and 12,286,768 shares issued; 14,136,275 and 11,797,140 shares outstanding at September 30, 2010 and December 31, 2009, respectively	141,363	117,971
Additional paid-in capital	84,807,424	81,010,460
Total accumulated loss under Investment Company Accounting	(52,073,915)	(52,073,915)
Accumulated income (deficit) under Operating Company Accounting:
Accumulated deficit	(16,637,091)	(624,006)
Accumulated other comprehensive income (loss)	147,997	175,609

Total Innovaro stockholders’ equity	16,385,778	28,606,119
Noncontrolling interest	527,687	—

Total equity	16,913,465	28,606,119

Total liabilities and equity	$27,914,764	$40,331,181

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Operations

(Unaudited)

	Operating Company Accounting	Investment Company Accounting	Operating Company Accounting	Investment Company Accounting
	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009
Revenue / Income from operations:
Strategic services	$3,337,416	$1,544,407	$6,684,046	$4,798,695
Technology marketplaces	220,825	362,446	783,073	1,179,098
Insights and research	648,173	432,228	1,810,501	1,727,267
Investment income, net	—	2,100	—	59,604

	4,206,414	2,341,181	9,277,620	7,764,664

Expenses:
Direct costs of revenue	3,488,993	1,573,358	6,538,396	5,679,371
Salaries and wages	648,118	533,942	2,117,273	4,768,390
Professional fees	142,494	229,700	509,591	649,723
Research and development	297,587	—	848,241	—
Sales and marketing	18,867	65,673	456,744	354,988
General and administrative	593,136	620,721	1,770,808	2,286,193
Depreciation and amortization	388,095	384,686	1,184,503	1,206,777
Impairment loss	11,620,708	—	11,620,708	2,368,458

	17,197,998	3,408,080	25,046,264	17,313,900

Other (income) and expense:
Other (income) expense (Note 12)	283,239	—	126,850	—
Interest expense, net	235,136	—	512,374	—

	518,375		639,224

Loss before income taxes	(13,509,959)	(1,066,899)	(16,407,868)	(9,549,236)
Provision for income tax benefit	(300,529)	(36,000)	(390,338)	(208,585)

Net loss from operations	(13,209,430)	(1,030,899)	(16,017,530)	(9,340,651)

Net realized and unrealized gains (losses) from investment company activity:
Net realized gains (losses) on investments	—	(12,156,063)	—	(49,591,193)
Net change in unrealized appreciation (depreciation) of investments	—	10,768,155	—	44,292,068

Net loss / Net decrease in net assets from operations	(13,209,430)	$(2,418,807)	(16,017,530)	$(14,639,776)

Net loss attributable to noncontrolling interest	(2,084)		(4,445)

Net loss attributable to Innovaro stockholders	$(13,207,346)		$(16,013,085)

Net loss attributable to Innovaro stockholders per share / Net decrease in net assets from operations per share: Basic and diluted	$(0.91)	$(0.21)	$(1.26)	$(1.30)

Weighted average shares outstanding: Basic and diluted	14,536,396	11,561,091	12,745,278	11,257,663

See accompanying notes

INNOVARO, INC.

Consolidated Statement of Changes in Equity

(Unaudited)

	Innovaro Stockholders’ Equity								Noncontrolling Interest	Total Equity
	Common Stock				Total Accumulated Loss under Investment Company Accounting	Comprehensive Income (loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)

	Shares Issued	Shares Outstanding	Par Value	Additional Paid- In Capital
Balances at December 31, 2009	12,286,768	11,797,140	$117,971	$81,010,460	$(52,073,915)		$(624,006)	$175,609	$—	$28,606,119
Settlement of severance liability for 32% interest in Cortez 114, LLC	—	—	—	17,868	—		—	—	532,132	550,000
Comprehensive loss:
Net loss	—	—	—	—	—	$(16,013,085)	(16,013,085)	—	(4,445)	(16,017,530)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	—	—	—	—	—	171,047	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(198,659)	—	—	—	—

Other comprehensive loss	—	—	—	—	—	(27,612)	—	(27,612)	—	(27,612)

Comprehensive loss						$(16,040,697)

Investment in Verdant Ventures Advisors, LLC	243,933	243,933	2,439	997,686	—		—	—	—	1,000,125
Private offering of equity securities, net of offering costs of $593,440	1,481,481	1,481,481	14,815	3,191,744	—		—	—	—	3,206,559
Warrants issued as direct offering costs in connection with private equity securities offering	—	—	—	(661,236)	—		—	—	—	(661,236)
Issuance of shares upon exercise of warrants	590,237	590,237	5,903	(5,903)	—		—	—	—	—
Earnout accrual	—	23,484	235	43,445						43,680
Stock-based compensation expense	—	—	—	213,360	—		—	—	—	213,360

Balances at September 30, 2010	14,602,419	14,136,275	$141,363	$84,807,424	$(52,073,915)		$(16,637,091)	$147,997	$527,687	$16,913,465

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Operating Company Accounting	Investment Company Accounting
	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009
Operating Activities:
Net loss attributable to Innovaro stockholders / Net decrease in net assets from operations	$(16,013,085)	$(14,639,776)
Adjustments to reconcile net loss attributable to Innovaro stockholders / net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized (appreciation) depreciation of investments from investment company activity	—	(44,292,068)
Loss on sale of investments from investment company activity	—	49,591,193
Net proceeds from sale (purchase) of short-term investments	—	(198,420)
Proceeds from sale of equity investments from investment company activity	—	681,727
Goodwill and intangible asset impairment	10,332,628	2,368,458
Net loss attributable to noncontrolling interest	(4,445)	—
Depreciation and amortization	1,184,503	1,206,777
Amortization of debt discount from investor warrants	247,252	—
Loss on sale and impairment of investments	1,136,865	—
Fixed asset impairment	1,288,080	—
Gain on derivative liabilities	(817,609)	—
Stock-based compensation	213,360	438,217
Severance compensation paid for in escrowed shares	—	2,544,580
Deferred income taxes	(390,338)	(208,585)
Other	(24,974)	102,213
Changes in operating assets and liabilities:
Accounts receivable	(1,318,457)	985,238
Prepaid expenses and other assets	103,604	324,374
Deferred revenue	(599,461)	(836,752)
Accounts payable and accrued expenses	1,802,353	(642,577)

Net cash flows from operating activities	(2,859,724)	(2,575,401)

Investing Activities:
Capital expenditures	(39,546)	(7,006)
Cash paid in connection with Strategos acquisition	—	(292,468)
Proceeds from sale of available-for-sale securities	311,997	—
Proceeds from redemption of certificates of deposit	492,246	—

Net cash flows from investing activities	764,697	(299,474)

Financing Activities:
Net proceeds (repayments) on bank line of credit	(250,000)	250,000
Payments on long-term debt	(791,758)	(198,791)
Gross proceeds from private equity securities offering	3,799,999	—
Offering costs paid from private equity securities offering	(593,440)	—

Net cash flows from financing activities	2,164,801	51,209

Effect of foreign exchange rates	19,600	20,528

Increase (decrease) in cash and cash equivalents	89,374	(2,803,138)
Cash and cash equivalents at beginning of period	2,118,970	3,922,297

Cash and cash equivalents at end of period	$2,208,344	$1,119,159

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company received a note in connection with the sale of certain investments		$1,500,000

The Company received 100,000 shares in Technology Capital Services, LLC in connection with the sale of certain investments		$69,568

The Company received 375,000 shares in Oxygen Biotherapeutics, Inc. in connection with the redemption of 750,000 warrants		$148,750

The Company issued stock in connection with an investment in UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of Innovaro common stock		$1,500,000
240,964 shares of NeoStem, Inc. common stock		200,000

		$1,700,000

The Company issued 23,484 and 85,950 shares of common stock in connection with certain acquisition earnout contingencies during the nine months ended September 30, 2010 and 2009, respectively	$43,680	$506,051

Unrealized gain (loss) from available-for-sale securities	$171,047

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest	$532,132
Increase to additional paid-in capital	17,868

	$550,000

The Company issued 243,933 shares of common stock in connection with its investment in Verdant Ventures Advisors, LLC	$1,000,125

Warrants issued as direct offering costs in connection with private equity securities offering	$(661,236)

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$367,748	$50,206

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of September 30, 2010 and 2009 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Presentation of Financial Statements

The Company made the following adjustments in order to present two periods of financial statements together for which the periods include two different methods of accounting. Changes made to the accompanying consolidated statements of operations include the following:

•

Operations in the consolidated statements of operations are presented comparatively in two different formats to properly report results of operations in accordance with the accounting in effect during the respective periods. Operations for the three and nine months ended September 30, 2010 are presented in operating company format and operations for the three and nine months ended September 30, 2009 are presented in investment company format.

•

The statements of operations for the three and nine months ended September 30, 2010 are presented in operating company format. Certain operating company balances are not applicable to an investment company and are not included for the three and nine months ended September 30, 2009. These include other (income) expense and interest expense, net.

•

UTEK Real Estate Holdings, Inc.’s results of operations are consolidated with those of Innovaro for the three and nine months ended September 30, 2010 and intercompany transactions, including intercompany borrowings and rent, are eliminated in consolidation. At September 30, 2009, UTEK Real Estate Holdings, Inc. was included as one of the Company’s portfolio companies and its results of operations are not consolidated into those of Innovaro for the three and nine months ended September 30, 2009.

•

The statements of operations for the three and nine months ended September 30, 2009 are presented in investment company format. Certain investment company balances are not applicable to an operating company and are not included for the three and nine months ended September 30, 2010. These include investment income, net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments. During the three and nine months ended September 30, 2010, income and losses from these sources are classified as follows:

•	Investment income is included in other (income) expense or interest expense, net, depending on its source.

•	Realized gains (losses) on investments are included in other (income) expense.

•	Unrealized gain (loss) from available-for-sale securities is reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

Other changes include the following:

•	Other comprehensive income (loss) is not applicable to investments companies, and therefore, any related disclosures are applicable only for the three and nine months ended September 30, 2010.

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

The Company is reporting as an investment company for the three and nine months ended September 30, 2009. As an investment company, portfolio investments are held for the purpose of deriving investment income and future capital gains. The operating results of the Company’s portfolio companies, including UTEK Real Estate Holdings, Inc., are not consolidated with the Company’s financial statements for the three and nine months ended September 30, 2009.

The Company is reporting as an operating company for the three and nine months ended September 30, 2010. As such, the Company is required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”). The results of operations of UTEK Real Estate have been included in the Company’s operations for the three and nine months ended September 30, 2010. In addition, the assets and liabilities of UTEK Real Estate have been included in the Company’s financial position as of September 30, 2010 and December 31, 2009. As of September 30, 2010, none of the Company’s other equity investments qualify for consolidation in accordance with GAAP.

Accounts Receivable

The allowance for doubtful accounts was approximately $3,000 and $83,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services (included as a component of accounts receivable) or deferred revenue in the consolidated balance sheets. Client prepayments and retainers are classified as deferred revenue and recognized over future periods as earned.

Direct Costs of Revenue

Direct costs of revenue consist of direct costs related to the Company’s strategic services, technology marketplaces and insights & research segments. Direct costs of revenue include salaries and related taxes, bonuses and commissions, certain outside services, business development costs, royalties and other direct project costs.

Research and Development

In accordance with ASC Subtopic 985-20 Costs of Software to Be Sold, Leased, or Marketed, the Company expenses all costs incurred to establish the technological feasibility of a computer product to be sold, leased, or otherwise marketed as research and development costs. Research and development costs incurred to date have been expensed in the accompanying statements of operations as the Company’s innovation software platform has not reached technological feasibility.

Reclassifications

In connection with the change in the Company’s business segments, certain reclassifications have been made to the 2009 balances to conform to the 2010 financial statement presentation. Reclassifications were made to revenue to conform to the Company’s new line of business segments. Reclassifications were also made to expenses to move direct costs associated with these business lines into direct costs of revenue. In addition, reclassifications were made to 2010 balances to segregate research and development costs on the statements of operations.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Weighted-average outstanding shares of common stock	14,536,396	11,561,091	12,745,278	11,257,663
Dilutive effect of stock options and warrants	—	—	—	—

Common stock and common stock equivalents	14,536,396	11,561,091	12,745,278	11,257,663

Shares excluded from calculation of diluted EPS (1)	2,584,483	1,014,400	2,584,483	1,014,400

(1)	These shares attributable to outstanding common stock options and warrants were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss/ net decrease in net assets from operations during the periods presented.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, certificates of deposit, investments, accounts payable, accrued expenses, long-term debt and the derivative liabilities. With the exception of investments under cost method discussed in Note 2, investments under equity method discussed in Note 3 and fair value measurements discussed in Note 5, the carrying amounts of the Company’s financial instruments approximate their fair values.

Financial instruments with significant credit risk include cash and cash equivalents, certificates of deposit and investments. The Company invests its cash and cash equivalents and certificates of deposit with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at September 30, 2010 and December 31, 2009. The Company has not experienced any losses on such accounts.

The Company had two major customers during the three months ended September 30, 2009, one major customer during the nine months ended September 30, 2009, four major customers during the three months ended September 30, 2010 and two major customers during the nine months ended September 30, 2010, all of which were customers of the strategic services line of business. Major customers, those generating greater than 10% of total revenue, accounted for approximately 62% and 22% of the Company’s revenue during the three months ended September 30, 2010 and 2009, respectively. Major customers accounted for approximately 26% and 11% of the Company’s revenue during the nine months ended September 30, 2010 and 2009, respectively. In addition, three customers accounted for approximately 61% of accounts receivable at September 30, 2010.

2. Investments under Cost Method

The Company classifies its investments in equity securities of noncontrolled entities that do not have readily determinable fair values as investments under cost method in accordance with ASC Subtopic 325-20 Cost Method Investments. Investments under cost method comprising $564,085 have been classified as non-current assets in accordance with the Company’s intent and ability regarding liquidity of the investments. During the third quarter of 2010, these investments were reclassified from current assets based on the Company’s ability to liquidate these investments. The Company estimated that the fair value of these investments exceeded their respective carrying amounts as of September 30, 2010.

3. Investments under Equity Method

On April 14, 2010, the Company entered into a limited liability company agreement to form Verdant Ventures Advisors, LLC (“Verdant Ventures”). Under this agreement, the Company made an investment of 243,933 shares of the Company’s common stock worth $1,000,125 in exchange for a 15% ownership in Verdant Ventures. Verdant Ventures operates as an independently managed technology transfer venture fund. John Micek, one of the Company’s directors, is managing partner of Verdant Ventures, as well as a member of two limited liability companies that are also parties to the limited liability company agreement of Verdant Ventures. Pursuant to the agreement, the Company is not required to make any additional capital contributions or loans to Verdant Ventures and is not involved in its management. Verdant Ventures may sell up to one-third of the Company’s contributed shares each year during a three-year period from the date the Company first contributed the shares.

The Company evaluated its investment in Verdant Ventures under ASC Topic 810 Consolidation and concluded that this investment does not meet the requirements for consolidation. This investment has been recorded as an investment under equity method in the accompanying balance sheet as of September 30, 2010. Management changed the classification of this investment from the cost method to the equity method in the current period as a result of having obtained new information. Any adjustments made to the accompanying financial statements as a result of this change in classification were immaterial. This investment has been classified as a non-current asset in accordance with the Company’s intent and ability regarding liquidity of the investment.

As a result of the substantial decline in our stock price subsequent to June 30, 2010, the Company recorded an impairment loss to its investment in Verdant Ventures of approximately $671,000 during the quarter ended September 30, 2010. This realized loss is included as a component of other (income) expense in the consolidated statements of operations for the three and nine months ended September 30, 2010.

4. Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of September 30, 2010.

		Unrealized (1)		Realized
	Cost	Gains	Losses	Losses	Fair Value
Equity securities (available-for-sale)	$420,800	$100,101	$—	$(374,101)	$146,800

(1)	The net unrealized gain of $100,101 is included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Proceeds from the sale of available-for-sale securities were approximately $63,000 and $312,000 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, none of our six total available-for-sale securities were in an unrealized loss position. Gross realized gains (losses) as a result of the sale of available-for-sale securities were approximately $(57,000) and $54,000 for the three and nine months ended September 30, 2010, respectively. In addition, the Company recognized losses as a result of impairment to available-for-sale securities of approximately $374,000 and $520,000 for the three and nine months ended September 30, 2010, respectively. $146,000 of the loss during the nine months ended September 30, 2010 related to certain warrants classified as available-for-sale securities that the Company determined were permanently impaired. These warrants subsequently expired unexercised. The remaining $374,000 loss related to three securities that had significant unrealized losses to date as of September 30, 2010. These losses were written off in the third quarter of 2010 as a result of management’s determination that these losses were other-than-temporary. These realized losses are included as a component of other (income) expense in the consolidated statements of operations for the three and nine months ended September 30, 2010.

Unrealized gain (loss) from available-for-sale securities for the nine months ended September 30, 2010 is shown in the accompanying statement of equity net of the reclassification adjustment. Disclosure of the gross amounts of the current period gain (loss) and amounts that were reclassified out of accumulated other comprehensive income (loss) into earnings are as follows:

Nine months Ended Sept. 30, 2010
Unrealized holding gain (loss) arising during the period	$(45,900)
Add back: reclassification adjustment for net (gains) losses included in net income	216,947

Unrealized gain (loss) from available-for-sale securities, net	$171,047

5. Fair Value Measurements

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2010 and December 31, 2009 are as follows:

	Fair Value Measurements at September 30, 2010 Using		Fair Value Measurements at December 31, 2009 Using
	Level 2	Total	Level 2	Total
Assets:
Certificates of deposit	$—	$—	$492,246	$492,246
Available-for-sale securities	146,800	146,800	729,800	729,800

Total assets	$146,800	$146,800	$1,222,046	$1,222,046

Liabilities:
Derivative liabilities	$(508,599)	$(508,599)	$(664,972)	$(664,972)

Total liabilities	$(508,599)	$(508,599)	$(664,972)	$(664,972)

The Company’s investments in certificates of deposit and available-for-sale securities are classified within Level 2 of the fair value hierarchy. The equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available are based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale. The Company utilized the assistance of an independent valuation firm in determining these values at December 31, 2009. The Company and the valuation firm utilized the market approach in determining the fair value of these securities.

The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the exercise price of the related warrants, and expected volatility, which is based on historical volatility. The Black-Scholes model employs the market approach in the determination of fair value. See Notes 9 and 10 for further discussion of the derivative liabilities.

6. Fixed Assets

The Company recorded impairment of approximately $1,288,000 to certain of its land, building and building improvements during the third quarter of 2010. The commercial real estate market for the property has taken a significant downturn that is not expected to reverse in the near future. As a result, management determined that the decrease in the fair value of the property was other-than-temporary. The amount of the impairment was determined based on a third party valuation of the property. This impairment expense is included as a component of impairment loss in the consolidated statements of operations for the three and nine months ended September 30, 2010.

7. Goodwill and Intangible Assets

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, management performs interim assessments of goodwill if impairment indicators are present. One such indicator is an adverse change in the business climate. As previously discussed in the Company’s Form 10-Q for the quarter ended June 30, 2010, the Company’s stock price declined significantly subsequent to June 30, 2010. A decline in stock price may be an indicator of an adverse change in business climate. In addition, a decline in stock price affects the Company’s market capitalization and may affect fair value measurements for the Company’s reporting units.

As of September 30, 2010, management concluded that the decline in the Company’s stock price is other than short-term in nature. This conclusion, coupled with the severity of the decline, triggered a review for impairment outside of the Company’s next scheduled annual impairment evaluation date of December 31, 2010. Due to the reduction in the Company’s market capitalization, third party valuation reports were performed to determine the fair value of the respective reporting units. As a result of the reduction in the fair value of the reporting units, management determined that the implied fair value of its goodwill and intangible assets is less than their carrying values by approximately $10.3 million. The Company recognized goodwill impairment of approximately $9.4 million and intangible assets impairment of approximately $971,000. The $10.3 million impairment expense is included as a component of impairment loss in the consolidated statements of operations for the three and nine months ended September 30, 2010.

If the decline in the Company’s stock is significantly further extended, additional material write-downs or impairment charges may be required in the future. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. However, any additional material non-cash impairment charges related to goodwill or other intangible assets would have a material adverse effect on the Company’s operating results.

The following table presents goodwill and intangible assets as of September 30, 2010 and December 31, 2009.

	September 30, 2010				December 31, 2009
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Trade names/ trademarks/ websites	5.0 years	$666,056	$498,223	$167,833	$674,293	$438,574	$235,719
Proprietary software/ processes/ know-how	6.1 years	2,410,000	920,212	1,489,788	3,172,396	807,598	2,364,798
Non-compete agreements	3.4 years	700,574	481,108	219,466	709,862	324,701	385,161
Customer list	7.3 years	3,077,414	1,070,682	2,006,732	3,749,493	833,054	2,916,439

Total amortizable intangible assets, net				3,883,819			5,902,117
Infinite-lived intangible assets:
Trade names				2,577,216			2,590,184

Total intangible assets, net				$6,461,035			$8,492,301

Goodwill				$6,437,453			$15,874,139

The changes to the net carrying value of goodwill by product segment for the nine months ended September 30, 2010 are as follows:

	Strategic Services	Technology Marketplaces	Insights & Research	Total
Balance as of December 31, 2009	$7,300,096	$1,928,824	$6,645,219	$15,874,139
Increases due to acquisitions and earnouts	43,680	—	—	43,680
Impairment	(3,891,678)	(511,263)	(4,958,219)	(9,361,160)
Translation adjustment	(65,200)	(54,006)	—	(119,206)

Balance as of September 30, 2010	$3,386,898	$1,363,555	$1,687,000	$6,437,453

The changes to the net carrying value of intangible assets by product segment for the nine months ended September 30, 2010 are as follows:

	Strategic Services	Technology Marketplaces	Insights & Research	Total
Balance as of December 31, 2009	$7,066,788	$488,258	$937,255	$8,492,301
Increases due to acquisitions and earnouts	—	—	—	—
Amortization	(793,777)	(77,033)	(101,619)	(972,429)
Impairment	(971,469)	—	—	(971,469)
Translation adjustment	(74,101)	(13,267)	—	(87,368)

Balance as of September 30, 2010	$5,227,441	$397,958	$835,636	$6,461,035

8. Severance Liabilities

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

This transaction was accounted for in accordance with ASC Topic 810 Consolidation. The Company recognized a noncontrolling interest in the amount of $532,132, as determined by the carrying value of Company’s investment in Cortez. The Company also recorded $17,868 as additional paid-in capital for the excess of the liability reduction of $550,000 over the adjustment to the carrying amount of the noncontrolling interest. The noncontrolling interest is adjusted each quarter based on the net profit or loss of Cortez.

9. Long-term Debt

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

In accordance with ASC Topic 815 Derivatives and Hedging, the Company recognized a derivative liability for the value of certain warrants that were granted in conjunction with the Purchase Agreement. The Company adjusts the derivative liability to fair value at the end of each quarter. The Company recognized a gain on adjustment of this derivative liability of approximately $207,000 and $249,000 for the three and nine months ended September 30, 2010, respectively. The gain on derivative liability is included as a component of other (income) expense in the consolidated statements of operations.

10. Equity

Accumulated Other Comprehensive Income (Loss)

Components comprising the balance in accumulated other comprehensive income (loss) for the nine months ended September 30, 2010 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(70,946)	$246,555	$175,609
Gain (loss) for the period	171,047	(198,659)	(27,612)

Balance at September 30, 2010	$100,101	$47,896	$147,997

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

On July 9, 2010, the Company entered into an amendment to the Securities Purchase Agreement with each of the investors to increase the exercise price of the Series A warrants to be issued in connection therewith from $3.43 per share to $3.49 per share. The exercise price of the Series A warrants is subject to certain conditions and adjustments that make the exercise price variable pursuant to the Series A warrant agreement.

On July 12, 2010, the Company completed the offering contemplated by the Securities Purchase Agreement and raised gross proceeds in connection therewith of approximately $3.8 million before advisory fees and offering expenses.

The Series A warrants are exercisable for a five-year period commencing nine months after the date of their issuance. The Series B warrants are exercisable for a five-year period commencing on the 120 day anniversary of the date of their issuance. 595,680 of the Series B warrants were exercised as of September 30, 2010.

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

The Company determined that the embedded feature (ratchet down of exercise price) in the Series A warrants is not indexed to the Company’s own stock due to the variability in the exercise price of the Series A warrants and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for pursuant to GAAP. The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument, for which we employed certain assumptions as follows: The expected dividend yield is based on the current historical yield of 0%. The expected volatility is based on historical volatility for a period equal to the expected life of the warrants of 41%. The risk-free interest rate is based on the US Treasury yield curve in effect of 1.85% at July 12, 2010 and 1.27% at September 30, 2010. The expected term of the warrants is based on the contractual term of the warrants and expectations of the warrants holders’ behavior of 5 years. This model also uses the current market price of the Company’s common stock and the exercise price of the warrants in the fair value calculation.

In accordance with ASC Topic 815 Derivatives and Hedging, the Company recognized a derivative liability for the value of the Series A warrants granted in conjunction with the Securities Purchase Agreement. The Company determined the value of the derivative instrument to be $661,236 upon issuance of the Series A warrants and recorded a derivative liability which offsets additional paid-in capital. In accordance with Topic 815, the derivative liability is required to be adjusted to fair value at the end of each reporting period. The Company recognized a gain on adjustment of this derivative liability of approximately $568,000 for the three and nine months ended September 30, 2010. The gain on derivative liability is included as a component of other (income) expense in the consolidated statements of operations.

The Company determined that the Series B warrants are a component of equity and have been included in the cash proceeds of the securities offering as such.

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

11. Stock-Based Compensation

The Company had two stock-based equity compensation plans at September 30, 2010. See Note 9 of our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.

Options under both plans are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% stockholder, for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. The Company granted 246,667 and 291,667 options to purchase shares of common stock during the three and nine months ended September 30, 2010, respectively. The Company granted 211,500 and 436,500 options to purchase shares of common stock during the three and nine months ended September 30, 2009, respectively. On July 8, 2010, the number of shares authorized for issuance was increased by 600,000 shares by stockholder vote. As of September 30, 2010, there were 3,126,274 shares authorized for issuance and the Company had 1,393,485 shares available for future stock option grants under existing plans.

The Company accounts for stock option grants in accordance with the provisions of ASC Topic 718 Compensation – Stock Compensation. Compensation cost recognized during the nine months ended September 30, 2010 and 2009 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Topic 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

Topic 718 requires management to estimate, at the grant date, the number of stock options for which the requisite service is expected to be rendered. The Company applies a forfeiture rate to account for the number of stock options for which the requisite service period is not expected to be rendered. The Company applied a 20% forfeiture rate to stock options issued from 2006 through 2008, and applied a forfeiture rate of between 20% and 40% to stock options issued from 2009 through the current period of 2010. Management revised its estimate of the forfeiture rate of its options in the third quarter of 2010 to account for significant variances between the estimated forfeitures and the actual forfeitures. The revision to the forfeiture rate is accounted for as a change in estimate and its cumulative effect of approximately $178,000, a reduction in stock-based compensation, was recognized in the third quarter of 2010. In addition, stock-based compensation for the third quarter of 2010 was reduced by approximately $83,000 and compensation for prospective periods will be reduced by approximately $538,000 over the next 3.25 years. The change in estimate resulted in a beneficial effect of $0.02 per share on the Company’s net loss attributable to Innovaro stockholders per share for each of the three and nine months ended September 30, 2010.

12. Other (Income) Expense

Components comprising the balance in other (income) expense for the three and nine months ended September 30, 2010 are as follows:

	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010
Loss on sale and impairment of investments	$1,102,064	$1,136,865
Derivative (gain) loss	(775,659)	(817,609)
Rental income	(42,065)	(125,745)
Other	(1,101)	(66,661)

Other (income) expense	$283,239	$126,850

13. Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets September 30, 2010	$2,472,005	$17,338,084	$19,810,089
Total assets September 30, 2010	2,564,093	25,350,671	27,914,764
Long-lived assets December 31, 2009	5,887,520	26,867,183	32,754,703
Total assets December 31, 2009	6,411,846	33,919,335	40,331,181

	For the Three Months Ended Sept. 30, 2010
	United Kingdom	United States	Total
Revenue	$136,130	$4,070,284	$4,206,414
Loss before income taxes	(3,056,991)	(10,452,968)	(13,509,959)
Depreciation and amortization	106,620	281,475	388,095

	For the Three Months Ended Sept. 30, 2009
	United Kingdom	United States	Total
Revenue	$464,764	$1,876,417	$2,341,181
Loss before income taxes	(195,235)	(871,664)	(1,066,899)
Depreciation and amortization	112,772	271,914	384,686

	For the Nine Months Ended Sept. 30, 2010
	United Kingdom	United States	Total
Revenue	$527,007	$8,750,613	$9,277,620
Loss before income taxes	(3,444,986)	(12,962,882)	(16,407,868)
Depreciation and amortization	317,137	867,366	1,184,503

	For the Nine Months Ended Sept. 30, 2009
	United Kingdom	United States	Total
Revenue	$1,540,788	$6,223,876	$7,764,664
Loss before income taxes	(374,564)	(9,174,672)	(9,549,236)
Depreciation and amortization	320,855	885,922	1,206,777

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended September 30, 2010
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	$3,337,416	$220,825	$648,173	$—	$4,206,414
Loss before income taxes	(4,828,711)	(536,397)	(4,781,203)	(3,363,648)	(13,509,959)

	For the Three Months Ended September 30, 2009
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	$1,544,407	$362,446	$432,228	$2,100	$2,341,181
Income (loss) before income taxes	242,666	7,049	(69,597)	(1,247,017)	(1,066,899)

	For the Nine months Ended September 30, 2010
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	$6,684,046	$783,073	$1,810,501	$—	$9,277,620
Loss before income taxes	(3,966,183)	(797,066)	(4,631,407)	(7,013,212)	(16,407,868)

	For the Nine months Ended September 30, 2009
	Strategic Services	Technology Marketplaces	Insights & Research	Administrative and Other	Total
Revenue	$4,798,695	$1,179,098	$1,727,267	$59,604	$7,764,664
Loss before income taxes	(4,103,371)	(116,805)	(1,021,456)	(4,307,604)	(9,549,236)

14. Commitments and Contingencies

Resignation of Chief Executive Officer

Effective August 16, 2010, Douglas Schaedler resigned from his position as Chief Executive Officer of the Company and from his position as a member of the board of directors. Per his employment agreement, Mr. Schaedler is entitled to receive pay for the 90 days following his giving notice to the Company as well as a onetime lump sum payment equal to six months’ pay, totaling $243,750, less payroll taxes and other applicable payroll deductions. In addition, under the employment agreement, 137,835 of the 325,000 stock options previously granted to Mr. Schaedler vested on a pro rata basis upon termination of his employment contract, and the remaining stock options and the 60,000 shares of restricted stock previously granted to Mr. Schaedler were deemed terminated and forfeited. Pursuant to the employment agreement, Mr. Schaedler remains bound by a one-year covenant not to compete with the Company and a covenant regarding protection of the Company’s confidential information.

In place of Mr. Schaedler, the Company’s board of directors appointed Mr. Asa Lanum as Interim Chief Executive Officer. The Company’s board of directors will engage in a search for a permanent Chief Executive Officer and, as part of such search, will identify and evaluate Chief Executive Officer candidates from within and outside the Company.

Employment Contracts

The Company’s strategic services revenue in recent years has largely been dependent on the efforts of certain key consulting professionals whose employment contracts with the Company expire in April 2011. If the Company is not successful in retaining these consulting professionals or hiring similarly qualified and skilled consulting professionals to replacement them, then the Company may not be able to maintain the level of strategic services revenue it has generated in recent years. For more information relating to this risk, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

With the addition of three new board members in February 2010, we currently have an appropriate number of independent board members in accordance with NYSE guidelines for a smaller reporting company. In addition, we believe the current board members have the required business knowledge and breadth of experience.

Effective August 16, 2010, Douglas Schaedler resigned from his position as our Chief Executive Officer and from his position as a member of the board of directors. Per his employment agreement, Mr. Schaedler is entitled to receive pay for the 90 days following his giving notice as well as a onetime lump sum payment equal to six months’ pay, totaling $243,750, less payroll taxes and other applicable payroll deductions. In addition, under the employment agreement, 137,835 of the 325,000 stock options previously granted to Mr. Schaedler vested on a pro rata basis upon termination of his employment contract, and the remaining stock options and the 60,000 shares of restricted stock previously granted to Mr. Schaedler were deemed terminated and forfeited. Pursuant to the employment agreement, Mr. Schaedler remains bound by a one-year covenant not to compete with us and a covenant regarding protection of our confidential information.

In place of Mr. Schaedler, the board of directors appointed Mr. Asa Lanum as Interim Chief Executive Officer. The board of directors will engage in a search for a permanent Chief Executive Officer and, as part of such search, will identify and evaluate Chief Executive Officer candidates from within and outside the organization.

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

The Series A warrants are exercisable for a five-year period commencing nine months after the date of their issuance. The Series B warrants are exercisable for a five-year period commencing on the 120 day anniversary of the date of their issuance. 595,680 of the Series B warrants were exercised as of September 30, 2010.

In addition, we granted each investor the right of first refusal to purchase 100% of the shares of our common stock or securities convertible into or exercisable for shares of our common stock to be issued by us in certain offerings until July 12, 2011. Thereafter, each investor will have the right of first refusal to purchase 50% of the shares of our common stock or securities convertible into or exercisable for shares of our common stock to be issued by the Company in certain offerings until the July 12, 2012.

As previously discussed in our Form 10-Q for the quarter ended June 30, 2010, our stock price declined significantly subsequent to June 30, 2010. A decline in stock price may be an indicator of an adverse change in business climate. In addition, a decline in stock price affects market capitalization and may affect fair value measurements for our reporting units.

As of September 30, 2010, management concluded that the decline in our stock price is other than short-term in nature. This conclusion, coupled with the severity of the decline, triggered a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2010. Due to the reduction in our market capitalization, third party valuation reports were performed to determine the fair value of the respective reporting units. As a result of the reduction in the fair value of the reporting units, management determined that the implied fair value of its goodwill and intangible assets is less than their carrying values by approximately $10.3 million. We recognized goodwill impairment of approximately $9.4 million and intangible assets impairment of approximately $971,000.

If the decline in our stock is significantly further extended, additional material write-downs or impairment charges may be required in the future. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. However, any additional material non-cash impairment charges related to goodwill or other intangible assets would have a material adverse effect on our operating results.

We also recorded impairment of approximately $1,288,000 to certain of our land, building and building improvements during the third quarter of 2010. The commercial real estate market for the property has taken a significant downturn that is not expected to reverse in the near future. As a result, management determined that the decrease in the fair value of the property was other-than-temporary. The amount of the impairment was determined based on a third party valuation of the property.

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

In the first quarter of 2010, we began development of an innovation software platform designed to enhance and complement our innovation services deliverable to clients. The purpose of the innovation software platform is to enable our clients to access, apply and extract value from a proven innovation approach through an on-demand service. Management is planning to begin testing and marketing of the software platform in 2011.

On March 16, 2010, we began doing business as Innovaro and changed our ticker symbol to NYSE Amex: “INV.” On July 12, 2010, we formally changed our name to “Innovaro, Inc.” In connection with our rebranding as Innovaro, we reorganized into three new lines of business, all working under the Innovaro brand: Strategic Services – driven by Strategos, an advanced innovation consultancy; Technology Marketplaces – online platforms, partnering services, global licensing and technology transfer services; and Insights & Research – futures and trends, research, information services and IP consulting. In connection therewith, our business segments have changed beginning with the reporting period ended March 31, 2010 and this change has required certain reclassifications to prior period financial information.

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

Current Market Conditions

We believe that our financial results for the first nine months of 2010 continued to be negatively impacted by weakened economic conditions. The deterioration in consumer confidence and a general reduction in spending by consumers and businesses have had an adverse effect on our operations as businesses have delayed spending on these types of services. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery was to stall or conditions were to worsen.

Results of Operations

Revenue / Income from Operations

	Three Months Ended September 30,		Percentage Change	Nine months Ended September 30,		Percentage Change
(in thousands, except percentages)	2010	2009		2010	2009
Strategic services	$3,337	$1,544	116%	$6,684	$4,799	39%
Technology marketplaces	221	362	(39)%	783	1,179	(34)%
Insights and research	648	432	50%	1,811	1,727	5%
Investment income, net	—	2	NM (1)	—	60	NM (1)

Total revenue / income from operations	$4,206	$2,341	80%	$9,278	$7,765	19%

(1)	This percentage change is not meaningful given that it relates to the manner in which we reported our operating results during the two reporting periods. For more information, see Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q.

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue increased by $1.8 million and $1.9 million, respectively, for the three and nine months ended September 30, 2010 in comparison to the same periods ended September 30, 2009. Strategic services revenue declined in 2009 as a result of adverse economic conditions. We attribute the increased revenue in 2010 to a renewed interest in innovation efficiency and new product development in the US and abroad. Strategic services revenue for the quarter ended September 30, 2010 was at a level not previously seen for this segment since 2008. Based on current activity, we expect these revenues to increase compared to 2009 for the remainder of 2010.

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

Technology Marketplaces

Our technology marketplaces revenue is a combination of global technology licensing search retainer fees and our online marketplaces subscription fees. Our technology marketplaces revenue decreased $142,000 and $396,000, respectively, for the three and nine months ended September 30, 2010 in comparison to the same periods of 2009. The decreased revenue in 2010 is due to a reduced number of both retainer based and online marketplace customers for our global technology licensing services. Based on current activity, we expect these revenues to remain flat for the remainder of 2010.

Insights and Research

Our insights and research revenue is made up of our online information services, foresight and trend research and IP consulting. Our insights and research revenue increased $216,000 and $84,000, respectively, for the three and nine months ended September 30, 2010 in comparison to the same periods of 2009. The increased revenue in 2010 is primarily a result of an increase in our IP consulting revenue and consulting engagements for our insights division; partially offset by a decrease in renewals of our information services subscriptions. Based on current activity, we expect these revenues to be lower in 2010 as compared to 2009.

Investment Income, net

As an operating company, investment income is recorded as other (income) and expense in the accompanying statements of operations for the three and nine months ended September 30, 2010.

Direct Costs of Revenue

(in thousands, except percentages)	Three Months Ended Sept. 30, 2010	Gross Profit	Three Months Ended Sept. 30, 2009	Gross Profit	Nine months Ended Sept. 30, 2010	Gross Profit	Nine months Ended Sept. 30, 2009	Gross Profit

Direct costs of strategic services	$3,126	6%	$1,103	29%	$5,301	21%	$4,241	12%
Direct costs of technology marketplaces	93	58%	120	67%	327	58%	456	61%
Direct costs of insights and research	270	58%	350	19%	910	50%	982	43%

Total direct costs of revenue	$3,489		$1,573		$6,538		$5,679

Direct costs of strategic services revenue are comprised of certain salaries and related taxes, bonuses, certain outside services and other business development costs related to strategic services. Our direct costs of strategic services revenue increased by $2.0 million and $1.1 million for the three and nine months ended September 30, 2010 in comparison to the same periods of 2009. The majority of the increase in direct costs of strategic services for both the three and nine month periods related to a third quarter accrual pertaining to the year-end bonus pool, an increase in the use of outside contractors and increased travel expense, partially offset by a decrease in salaries and related payroll taxes throughout 2010. We expect these costs to increase for the remainder of 2010 in connection with an increase in the related revenue.

The strategic services gross profit margin decreased to 6% for the third quarter of 2010 as compared to 29% for the third quarter of 2009. This decrease is related to the significantly higher revenues having generated bonus pool earnings for employees in the third quarter of 2010, which was not the case until the fourth quarter of 2009. The strategic services gross profit margin increased to 21% for the nine months ended September 30, 2010 as compared to 12% for the nine months ended September 30, 2009. This increase is primarily the result of employees of this segment having been fully utilized in 2010. In comparison, this operating segment was overstaffed for a period of time in 2009, which unnecessarily increased costs related to the jobs. In addition, certain employees have been replaced by other personnel with lower salaries.

Direct costs of technology marketplaces revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to online marketplaces. Our direct costs of technology marketplaces revenue decreased by $27,000 and $128,000, respectively, for the three and nine months ended September 30, 2010 in comparison to the same periods of 2009. The majority of the decrease in direct costs of technology marketplaces during 2010 is related to a decrease in salaries and commissions due to a reduction in sales. Gross profit margins for this operating segment remained relatively uniform during 2009 and 2010. We expect these costs to remain flat for the remainder of 2010.

Direct costs of insights and research revenue are comprised of certain salaries and related taxes, certain outside services, business development costs and royalty costs related to information services. Our direct costs of insights and research revenue decreased by $79,000 and $72,000, respectively, for the three and nine months ended September 30, 2010 in comparison to the same periods of 2009. The majority of the decrease in direct costs of insights and research during 2010 is due to a decrease in salaries related to significant staff cuts in 2009. We expect these costs to remain flat for the remainder of 2010.

The insights and research gross profit margin increased to 58% for the third quarter of 2010 as compared to 19% for the third quarter of 2009. This increase is the result of the recognition of certain consulting revenues and IP consulting revenues, which generally have high margins. Gross profit margins remained relatively uniform during the nine months ended September 30, 2009 and 2010.

Salaries and Wages

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Salaries and wages	$648	$534	21%		$2,117	$4,768	(56)%
As a percent of revenue	15%	23%	(8	)ppt	23%	61%	(38	)ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries that are not otherwise allocated to direct costs, employee related benefits including bonuses, and stock-based compensation. Salaries and wages increased $114,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase related to severance pay to the former CEO in August of 2010 in the amount of $244,000 and increase in salaries of $70,000, partially offset by a change in estimate related to stock options that resulted in a decrease of $201,000 in stock-based compensation quarter over quarter.

Salaries and wages decreased $2.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Approximately $2.5 million of the decrease related to a charge to salaries and wages related to the modification of the acquisition and employment agreements with the division manager of our Social Technologies division in 2009. In addition, the retirement of our former CEO in 2009 resulted in a decrease in salaries of $300,000 and a change in estimate related to stock options resulted in a decrease of $225,000 in stock-based compensation over 2009. These decreases were partially offset by an increase related to severance pay to the former CEO in August of 2010 in the amount of $244,000 and an increase in other salaries of $170,000.

We expect salaries and wages to remain flat for the remainder of 2010.

Professional Fees

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Professional fees	$142	$230	(38)%		$510	$650	(22)%
As a percent of revenue	3%	10%	(7	)ppt	5%	8%	(3	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased $87,000 and $140,000, respectively, for the three and nine months ended September 30, 2010 compared to the same periods of 2009. The decrease in professional fees for the three and nine month periods relates primarily to a decrease in valuation expenses due to the reduced number of investment holdings requiring valuations in 2010. In addition, there was a decrease in legal fees from 2009 related employment issues, restricted stock plan preparation and Verdant Venture structure discussions that were not repeated in 2010.

We expect to continue to have a decrease in professional fees over 2009 for the remainder of 2010 as a result of a reduction in the number of investments requiring quarterly valuations and a reduction in legal and accounting fees related to the change from an investment company to an operating company.

Research and Development

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Research and development	$298	$—	—%		$848	$—	—%
As a percent of revenue	7%	—%	7	ppt	9%	—%	9	ppt

Research and development costs include salaries, outside services, travel and other costs related to the development of our innovation software platform, which is designed to enhance and complement our innovation services deliverable to clients. Management is planning to begin testing and marketing the software platform in 2011. We expect to incur additional software platform costs of $300,000 by year-end and an additional $950,000 to commercialize the platform.

Sales and Marketing

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Sales and marketing	$19	$66	(71)%		$457	$355	29%
As a percent of revenue	0%	3%	(3	)ppt	5%	5%	0	ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expenses decreased $47,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in sales and marketing expenses relates to a credit received in the third quarter of 2010 for previously expensed costs of partnering with external search partners of $45,000.

Sales and marketing expenses increased $102,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in sales and marketing expenses relates primarily to $91,000 in rebranding costs and $105,000 in costs of partnering with external search partners to market our products on their websites, partially offset by a decrease in travel expenses.

We expect sales and marketing expenses to remain flat for the remainder of 2010.

General and Administrative

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
General and administrative	$593	$621	(4)%		$1,771	$2,286	(23)%
As a percent of revenue	14%	27%	(13	)ppt	19%	29%	(10	)ppt

General and administrative expenses decreased $28,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease relates to a $41,000 loss related to fixed asset dispositions in 2009 and a $98,000 reduction in rent related to consolidating UTEK Real Estate operations, closing one of our offices in the United Kingdom, closing our Pennsylvania office, and reducing the amount of space leased for our Washington, DC office; partially offset by an increase in insurance of $17,000 mostly related to a workers’ compensation audit, a $36,000 increase in outside services, a $20,000 increase in investor relations costs and an $18,000 increase in administrative travel related to the interim CEO’s visits to all divisions.

General and administrative expenses decreased $515,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease relates to a $67,000 reduction in insurance due to having fewer employees; a $306,000 reduction in rent related to consolidating UTEK Real Estate operations, closing one of our offices in the United Kingdom, closing our Pennsylvania office, and reducing the amount of space leased for our Washington, DC office; a $51,000 reduction in investment banking related to our having de-listed from the London Stock Exchange AIM; a $75,000 reduction in bad debt expense due to implementation of a strict collection policy; and a continued overall company plan to reduce all aspects of overhead.

We expect general and administrative expenses to remain flat for the remainder of 2010.

Depreciation and Amortization

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2010	2009			2010	2009
Depreciation and amortization	$388	$385	1%		$1,185	$1,207	(2)%
As a percent of revenue	9%	16%	(7	)ppt	13%	16%	(3	)ppt

Depreciation and amortization expense increased $3,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Depreciation and amortization expense decreased $22,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Amortization expense decreased by $18,000 and $91,000 for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively, resulting primarily from a decrease of $700,000 in definite-lived intangible assets as a result of impairment in the second quarter of 2009. Depreciation expense increased by $22,000 and $69,000 for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively, resulting primarily from the addition of $4 million in depreciable assets from the consolidation of UTEK Real Estate in the fourth quarter of 2009.

We expect depreciation and amortization expenses for the remainder of 2010 to remain flat in comparison to 2009.

Impairment Loss

As previously discussed in our Form 10-Q for the quarter ended June 30, 2010, our stock price declined significantly subsequent to June 30, 2010. A decline in stock price may be an indicator of an adverse change in business climate. In addition, a decline in stock price affects market capitalization and may affect fair value measurements for our reporting units.

As of September 30, 2010, management concluded that the decline in our stock price is other than short-term in nature. This conclusion, coupled with the severity of the decline, triggered a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2010. Due to the reduction in our market capitalization, third party valuation reports were performed to determine the fair value of the respective reporting units. As a result of a reduction in the fair value of the reporting units, management determined that the implied fair value of its goodwill and intangible assets is less than their carrying values by approximately $10.3 million. We recognized goodwill impairment of approximately $9.4 million and intangible assets impairment of approximately $971,000.

If the decline in our stock is significantly further extended, additional material write-downs or impairment charges may be required in the future. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. However, any additional material non-cash impairment charges related to goodwill or other intangible assets would have a material adverse effect on our operating results.

We also recorded impairment of approximately $1,288,000 to certain of our land, building and building improvements during the third quarter of 2010. The commercial real estate market for the property has taken a significant downturn that is not expected to reverse in the near future. As a result, management determined that the decrease in the fair value of the property was other-than-temporary. The amount of the impairment was determined based on a third party valuation of the property.

In 2009, the Social Technologies division of Innovaro had a significant decrease in revenues related to their futures and foresight projects. The state of the economy during 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division had suffered a significant adverse change in the business, which included a projection of continuing operating and cash flow losses. We determined that there was impairment of the division’s purchased intangible assets of approximately $1.0 million and impairment of the division’s goodwill of approximately $1.3 million, which is included in the consolidated statement of operations for the nine months ended September 30, 2009.

Other (Income) Expense

Other (income) expense is a new line item in our statement of operations related to reporting as an operating company. The net other expense of $283,000 for the three months ended September 30, 2010 is comprised primarily of a loss on the impairment of investments of $1,045,000 and a loss on the sale of investments of $57,000, partially offset by a gain of $776,000 related to adjusting our derivative liabilities to fair value and rental income of $42,000 from the consolidation of UTEK Real Estate.

The net other expense of $127,000 for the nine months ended September 30, 2010 is comprised primarily of a loss on the impairment of investments of $1,191,000, partially offset by a gain on the sale of investments of $54,000, a gain of $818,000 related to adjusting our derivative liabilities to fair value and rental income of $126,000 from the consolidation of UTEK Real Estate.

Other income may continue to increase or decrease significantly as the value of our derivative liability increases or decreases in connection with a change in our stock price.

Interest Expense, Net

Interest expense, net is a new line item in our statement of operations related to reporting as an operating company. The net interest expense of $235,000 for the three months ended September 30, 2010 is primarily comprised of interest expense on long-term debt of $108,000 and amortization of our debt discount of $156,000, partially offset by interest income on our note receivable of $28,000.

The net interest expense of $512,000 for the nine months ended September 30, 2010 is primarily comprised of interest expense on long-term debt of $351,000 and amortization of our debt discount of $247,000, partially offset by interest income on our note receivable of $85,000.

Net Realized Gains (Losses) on Investments from Investment Company Accounting

In connection with our plan to de-elect business development company status, we liquidated a significant portion of our investment portfolio during the first nine months of 2009. We sold some or all of our shares in a significant number of our portfolio companies for $2.6 million in cash and other assets, which resulted in net realized losses of $49.6 million for the nine months ended September 30, 2009.

Net Change in Unrealized Appreciation (Depreciation) on Investments from Investment Company Accounting

The net unrealized appreciation of $44.3 million for the nine months ended September 30, 2009 was primarily due to the reversal of unrealized depreciation on various investments upon their sale during the period of approximately $42.9 million.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of $2.86 million for the nine months ended September 30, 2010 increased approximately $284,000 from cash used in operating activities of $2.58 million for the nine months ended September 30, 2009. Total cash used in operations of $2.86 million in the current period is primarily attributable to:

•	$16.0 million net operating loss;

•	$818,000 non-cash gain on derivative liabilities;

•	$1.3 million decrease in accounts receivable related to significant billings in the third quarter of 2010;

•	$599,000 decrease in deferred revenue;

•	$320,000 cash payment for payroll taxes, which included an income tax gross-up, paid in conjunction with the settlement of our severance liability; and

•	$374,000 cash payment for other severance liabilities.

Partially offset by:

•	$11.6 million in non-cash impairment charges;

•	$1.4 million in non-cash depreciation and amortization;

•	$1.1 million in non-cash losses on investments;

•	$213,000 in non-cash stock-based compensation expense related to vesting options; and

•	$1.8 million increase in accounts payable and accrued expenses.

Cash provided by (used in) investing activities of $765,000 for the nine months ended September 30, 2010 increased $1,064,000 from $(299,000) for the nine months ended September 30, 2009. Total cash provided by operations of $765,000 in the current period is primarily attributable to:

•	$312,000 in proceeds from available-for-sale securities; and

•	$492,000 in proceeds from the redemption of certificates of deposit.

Cash provided by (used in) financing activities of $2.16 million for the nine months ended September 30, 2010 increased $2.11 million from $51,000 for the nine months ended September 30, 2009. Total cash provided by financing of $2.16 million is primarily attributable to:

•	$3.8 million in gross proceeds from a private equity securities offering.

Partially offset by:

•	$593,000 in offering costs from a private equity securities offering;

•	$250,000 in cash paid on our line of credit; and

•	$792,000 in cash paid for long-term debt.

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

During the third quarter of 2010, we repaid all outstanding obligations on our line of credit and closed the account.

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

Research and Development Expenditures

In the first quarter of 2010, we began development of an innovation software platform designed to enhance and complement our innovation services deliverable to clients. As of September 30, 2010, we have invested $848,000 in this software platform. Management is planning to begin testing and marketing the software platform in 2011. We are forecasting additional software platform costs of $300,000 by year-end and an additional $950,000 to commercialize the platform.

Liquidity

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness and employee bonuses. Our primary sources of funds are cash received from customers in connection with operations and proceeds from the sale of our investments. At September 30, 2010, we had cash and cash equivalents of $2.2 million and accounts receivable of $2.8 million.

During the three months ended September 30, 2010, we redeemed our certificates of deposit resulting in an increase in our cash and cash equivalents balance. In addition, we repaid all outstanding obligations on our line of credit and closed the account.

We currently intend to fund our research and development expenditures and liquidity needs with existing cash and cash equivalent balances, cash generated from operations, collections of our existing receivables and the potential sales of our investments. We believe that these sources will be sufficient to fund our scheduled debt service and provide required resources for working capital for the next twelve months.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Not required.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of September 30, 2010, we were not a party to any material legal proceedings.

ITEM 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Our future success depends on the completion and marketability of our innovation software platform.

We have expended significant funds in the development of an innovation software platform designed to enhance and complement our innovation services deliverable to clients. We expect to make substantial additional expenditures and incur substantial losses in the future as we continue the completion and eventual marketing of the innovation software platform. If the innovative software platform fails to perform as we planned or does not achieve market acceptance, we will not likely become profitable in the foreseeable future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

3.1*	—	Certificate of Amendment to Certificate of Incorporation dated July 8, 2010, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2010.
4.1	—	Form of Series A Warrants to Securities Purchase Agreement dated as of July 8, 2010. (Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on July 9, 2010.)
4.2	—	Form of Series B Warrants to Securities Purchase Agreement dated as of July 8, 2010. (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 8, 2010.)
10.1	—	Limited Liability Company Agreement for Verdant Ventures Advisors, LLC dated April 14, 2010 by among Verdant Ventures Managers, LLC, Silicon Prairie Partners, LLC and UTEK Corporation. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 10, 2010.)
10.2	—	Securities Purchase Agreement dated July 8, 2010 by and among UTEK Corporation and three institutional investors. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2010.)
10.3	—	Form of Amendment to Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on July 9, 2010.)
10.4	—	Innovaro Amended and Restated Employee Stock Option Plan. (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement filed on April 16, 2010.)
10.5	—	Innovaro Restricted Stock Plan. (Incorporated by reference to Exhibit B filed with the Company’s Proxy Statement filed on April 16, 2010.)
10.6*	—	Separation Agreement and Release between Innovaro, Inc. and Doug Schaedler dated August 23, 2010.
10.7*	—	Consulting Agreement between Innovaro, Inc. and Asa Lanum of The CTO Group dated August 13, 2010.
31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.
32.2*	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 USC. Section 1350.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)

Date: November 12, 2010	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: November 12, 2010	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer