Form 10-K
period 2010-12-31
Innovaro, Inc.
filed 2011-03-30
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15941

INNOVARO, INC.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2010 was $44,621,515.

As of March 16, 2011, there were 14,710,261 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INNOVARO, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010

PART I

FORWARD-LOOKING STATEMENTS

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: changes in economic conditions, licensing requirements and regulations in the United States and in the foreign countries in which we do business; actions of competitors; development of new products and services; cost of borrowing and access to capital markets; our ability to protect our intellectual property rights; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that contracts with our clients could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other factors that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 1.	Business

Unless the context requires otherwise, reference in this Form 10-K to “Innovaro,” the “Company,” “we,” “us” and words of similar import refer to Innovaro, Inc. and its wholly owned subsidiaries, Innovaro Europe, Ltd. (“Europe”) and UTEK Real Estate Holdings, Inc. (“UTEK Real Estate”).

We commenced operations in 1997 and were originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

Until September 30, 2009, we were a non-diversified, closed-end management investment company that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). On October 1, 2009, we filed a notification on Form N-54C with the Securities and Exchange Commission (“SEC”) withdrawing our election to be regulated as a BDC under the 1940 Act. As such, we are reporting as an operating company as of October 1, 2009 and forward.

We provide services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property (“IP”) and gain foresight into marketplace and technology developments that affect their business. These services are provided internationally from our offices in the United States and the United Kingdom.

In the first quarter of 2010, we began development of an innovation management software platform designed to enhance and complement our innovation service offerings to our clients. The purpose of the innovation management software platform is to enable our clients to access, apply and extract value from a proven innovation approach through an on-demand software application. Management has begun testing and marketing of the software platform in 2011. The release to general availability of phase one of the software is dependent on the results of our testing, but is tentatively scheduled for the end of the second quarter of 2011. During the first quarter of 2011, phase one of the software will have reached technological feasibility and additional costs will be capitalized.

On March 16, 2010, we began doing business as Innovaro and changed our ticker symbol to NYSE Amex: “INV”. On July 12, 2010, we formally changed our name to “Innovaro, Inc.” We have reorganized into two new lines of business, all working under the Innovaro brand: Strategic Services—driven by Strategos, an advanced innovation consultancy, and Technology Services—online platforms, partnering services, global licensing, technology transfer services, futures trends, research and information services and IP consulting.

Business Strategy

Innovaro has evolved from a technology transfer firm, organized as a BDC, into an operating company. We have shifted the focus of the business to become an innovation services business. We provide innovation consulting services, IP licensing, technology acquisition and partnering and trends analysis.

During the course of 2010, Innovaro recognized the opportunity to develop a new innovation management software platform with the intent to bring the product to market beginning in 2011. Innovaro envisions the continued evolution of its business to include the development and sale of software products such as the innovation management software platform to support its innovation services business.

Over time, we expect the software product component of our business to grow at a greater rate than the growth in our other business segments and we feel it will represent an important component of our overall revenue stream.

As the innovation management software capability matures, we expect to evolve into an innovation solutions company which will include all of our current services as well as the software platform to form the basis of an innovation engine. This innovation engine will allow us to more broadly engage clients depending on their requirements, whether people, software or data across their innovation cycle.

A key component of our strategy is to embrace both software and information offerings from other firms through an open innovation approach. Open innovation is a paradigm that assumes that firms can and should use external ideas as well as internal ideas, and internal and external paths to market, as the firms look to advance their technology. Using this approach, our clients will be able to incorporate our offerings to suit their requirements to most effectively drive innovation.

Operating Segments

We currently have strategically aligned our business into two reportable segments: Strategic Services and Technology Services.

Strategic Services Segment Overview

Our clients require strategies to help them embrace improved innovation capabilities. We apply innovation insights; build those strategies with supporting infrastructure, processes and mechanisms; creating a culture primed for repeatable innovation success. We help organizations create and realize new, breakthrough growth strategies, create and execute non-incremental new growth platforms and opportunities, and develop the capability for ongoing creation and execution of those growth platforms and concepts.

We provide strategic services to enable our clients to become more efficient by finding new avenues to grow, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. Business value is delivered to clients through working with a team of seasoned and experienced professionals capable of unlocking an organization’s capacity by:

•	Identifying and developing new segments and markets;

•	Creating and acting on game-changing strategies;

•	Building an enterprise-wide capability for innovation;

•	Accelerating and improving new product development processes; and

•	Assessing a company’s innovation capability.

Clients

Approximately 75% and 63% of our revenue in 2010 and 2009, respectively, was from strategic services. We have a global client base including both private and public sector organizations, representing multiple industries including fast moving consumer goods, consumer packaged goods, retail, medical, telecommunications, chemicals, media, financial services, energy, utilities and government agencies. Strategic services had two significant clients for the year ended December 31, 2010 and one significant client for the year ended December 31, 2009, which accounted for 28% and 10% of the total revenue, respectively.

Competition

The strategic services business is highly competitive. We currently have significant competitors for many of our service offerings, including, but not limited to, McKinsey & Company, The Boston Consulting Group and Monitor Group, Inc. for strategic services.

Technology Services Segment Overview

Whether partnering or licensing, our clients need exposure to the broadest and most relevant communities to identify needs, fulfill technology demands, and take technology development forward and into the market. We offer expansive networks, experts in scouting, partner sourcing and licensing expertise, and a world leading online marketplace. An important aspect of licensing is understanding the true potential value of the intellectual property portfolio. We assess that value by building a roadmap for our clients to use to uncover opportunities and options to realize latent value.

Our clients require intelligence applied to their markets in order to have confidence in deploying their development capital. From current market research to predictive intelligence, we help clients determine the factors impacting or that will likely impact their business including social, geopolitical, competitive, economic, environmental and technological factors.

Online Marketplaces

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

Knowledge Express is an online, information service built for those who need it most—business development, technology transfer and marketing professionals across technology industries. It is a premier business development resource with expert IP search capabilities and report generation functionality. Our service includes access to key corporate profiles, industry contacts, technology pipelines, investigational technologies, deal information, sales data and patent data.

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

We offer innovative futures programs that provide clients with up-to-the-minute knowledge, expert insight, high-level learning experiences, and opportunities to network with experts and peers, including:

•	Futures Consortium—a membership service that provides access to research briefs, member meetings and networking events, and onsite workshops.

•

Futures Observatory—a membership service that provides a steady stream of “observations” that illustrate the latest developments in key global trends. The observations are brief, timely discussions of real-life events or circumstances in key markets, which exemplify how trends are playing out in the market.

•	Futures Interactive—a customizable, web-based knowledge management tool that gathers and organizes information from across a client in one, intuitive platform.

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

Our IP analysis, coupled with collaborative planning and execution, delivers focused results. Because our model is science-based, the result has a greater probability of high value realization. Strategies we employ are directly proportional to the return on IP investment and our holistic IP value consists of several phases in order to determine the right IP for our clients—one that employs strategies designed to deliver the desired business goals.

Clients

Approximately 25% and 36% of our revenue in 2010 and 2009, respectively, was from technology services. We have a global client base including private and public sector organizations of varying sizes, representing a wide range of industries. Clients for our subscription services include universities, research centers and primarily large companies across a diversified group of industries. Clients for our other services within the technology services segment include both private and public sector organizations, representing multiple industry sectors including retail, government, telecommunications, chemicals, media, financial services, energy and utilities.

Competition

We have capable competitors in the global technology licensing business including IP Group plc, British Technology Group plc, Intellectual Ventures, Yet2.com, Competitive Technologies, Inc. and many other firms. Competitors for online marketplace services are significant and include: Reed Elsevier, PharmaVentures, Nerac, Inc., Thomson S.A., BioPharm Insight, EvaluatePharma and many others. Competitors for IP consulting services include: The Patent Board, Ocean Tomo, LLC, PatentCafé, 1790 Analytics and many other private firms and Forrester Research, Inc. and Gartner, Inc. for foresight and trend research. In addition, university technology commercialization offices also provide location specific competition with regard to the licensing of IP technology that they have developed.

We believe the primary factors affecting competition in our markets include firm and consultant reputations, client relationships and experiences, a legacy of successes, referrals and referral sources, the ability to attract and retain top talent, the ability to manage client engagements effectively, responsiveness, and the ability to listen and provide high quality services. There is competition on price, as evidenced by the price competition we experienced during the recent severe economic downturn. However, given the critical nature of many of the issues that our services address, we are not typically competing on price alone. Many of our competitors have a greater share of the markets in which we operate, more high profile personnel and greater financial and marketing resources than we do. We believe that our experience, our reputation (collectively and as previously independent businesses), our focus on innovation, and our comprehensive approach to our clients’ innovation challenges enable us to compete favorably and effectively in this marketplace.

Research and Development

Currently, our research and development activities are related to the continuing development of an innovation management software platform. In fiscal 2010 and fiscal 2009, our research and development expenses were $1.2 million and $0, respectively. Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors and, to a lesser degree, depreciation of capital equipment. We estimate that we have spent approximately 17,000 hours on research and development activities during 2010. The software platform has not reached technological feasibility as of December 31, 2010 and accordingly all related costs have been expensed in 2010.

Intellectual Property

We consider our products as proprietary. We attempt to protect our proprietary technology by relying primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions.

Business Development and Marketing

Our business development and marketing efforts are aimed at developing relationships and building strong awareness and brand reputation with the key economic buyers, specifically; innovation leaders, business and business unit leaders, research and consumer insights professionals, R&D leaders, product marketers, brand managers, licensing professionals, industry analysts, academic institutions, law firms, and others. We believe strong relationships and a client-driven approach to service are critical to building and maintaining our business and brand reputation. We emphasize high quality client service to all of our employees.

We generate new business opportunities through relationships with individuals, through direct sales, cross selling, trade show and conference participation and sponsorship, direct marketing outreach, and our extensive network of contacts. We hold ongoing thought leadership programs to generate awareness and build brand recognition. These activities include a quarterly Innovation Index which ranks businesses in a different industry each quarter in terms of their level of innovation; an Innovation Update, which is a topical monthly opinion piece; bi-annual Innovation Leaders rankings; and book sponsorships.

Financial Information about Financial Reporting Segments and Geographic Areas

Information concerning revenue and segment income attributable to each of our financial reporting segments and geographic areas is set forth in Note 18 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Recent Developments

The following developments that occurred during the year ended December 31, 2010 are considered to be significant to our business:

•	We raised gross proceeds of approximately $3.8 million before advisory fees and offering expenses in connection with a registered offering of our common stock;

•	We began development of our innovation software management platform, for which we have subsequently begun testing and marketing in 2011;

•

Our Chief Executive Officer, Douglas Schaedler, resigned from his position as CEO and member of the Board of Directors. The Board of Directors appointed Mr. Asa Lanum as Interim Chief Executive Officer;

•	We recorded impairment losses of $11.8 million related to goodwill, intangible assets and fixed assets;

•	We recognized $1.6 million in losses on investments; and

•	We significantly decreased our operating costs, which we expect will have an impact on 2011 operating results.

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Therefore, we do not anticipate that there will be any substantial costs associated with complying with environmental laws and regulations.

Scientific Advisory Council

Our Scientific Advisory Council is comprised of more than 40 experts in a broad range of scientific, medical and engineering disciplines. Our Scientific Advisory Council assists our management in the evaluation of new technologies for our clients.

Employees

As of March 17, 2011, we had 39 full-time employees. We believe our relations with our employees are good.

Corporate Offices and Available Information

Our executive offices are located at 2109 Palm Avenue, Tampa, Florida 33605 and our telephone number is (813) 754-4330. We also have offices in Illinois, Washington D.C., California and the United Kingdom.

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

RISKS RELATED TO ECONOMIC CONDITIONS

Current challenging economic conditions may adversely affect our business.

Challenging economic conditions related to the protracted worldwide economic downturn that began in 2008 may affect our sales and renewals of our products and services, and could negatively affect our revenues and our ability to maintain or grow our business. Instability in the financial markets associated with the economic downturn has resulted in a tightening of credit markets, which could impair the ability of our customers to obtain credit to finance purchases of our products or impair our ability to obtain credit to finance our business. Our client base is diverse and each client or potential client faces a unique set of risks. These risks include, for example, the availability of public funds and the possibility of state and local budget cuts, or lower revenues, any of which could lead to a reduction in overall spending, including information technology spending, by our current and potential clients and a corresponding decline in demand for our products and services. A prolonged economic downturn may result in a reduction in overall demand for our products and services, which could cause a decline in both new sales and renewals of our existing products and difficulty in establishing a market for our new products and services. In addition, we have experienced some lengthening of payment cycles and, depending on the future economic climate, may see a continuation of this trend. Furthermore, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding.

RISKS RELATED TO OUR PRODUCTS AND SERVICES

The consulting services business is highly competitive, and we may not be able to compete effectively.

The consulting services business in which we operate includes a large number of participants and is intensely competitive. We face competition from business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Many of our competitors have a greater national and international presence, as well as have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Our ability to compete also depends in part on the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, it could negatively affect our operating results.

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

Our clients are generally able to reduce or cancel their use of our professional services without penalty and, in some circumstances, with little notice. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. We will need to continuously acquire new clients and/or new projects to pay our expenses. When a client defers, modifies or cancels a project, there is no assurance that we will be able to rapidly redeploy our professionals to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business and because our expenses are generally longer term in nature, our revenue and profits may decline.

It is important to our future success that we expand the breadth and depth of our service offerings to stay abreast of the competition and to enhance our potential for growth of revenues and profits.

We are primarily a service business. It is important to our future success to expand the breadth and depth of our service offerings to stay abreast of the competition and to enhance our potential for growth of revenues and profits. Expansion of our service categories and service offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we are developing an innovation software platform to create a new revenue stream. We cannot be certain that we will be able to do so in a cost-effective or timely manner or that we will be able to offer certain services in demand by our clients, or to do so in a quality manner. Furthermore, any new service offering that is not favorably received by our clients could damage our reputation. The lack of market acceptance of new services or our inability to generate satisfactory revenues from expanded service offerings to offset their costs could harm our business. If we do not successfully expand our operations, our revenues may fall below expectations. If we do not successfully expand our operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our clients’ needs in a timely manner, which would harm our business.

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

We depend on successful technology development.

We believe that it will be necessary for us to continue to incur significant research and development expenditures in order for us to remain competitive. While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects and risks posed by the current economic downturn, these expenditures will not necessarily result in successful product introductions or sustained revenue levels. Uncertainties affecting the success of software development project introductions include technical difficulties, delays in the introductions of new products, market conditions, competitive products, and customer acceptance of and demand for new products and the operating systems they run on. We also face certain challenges in integrating third-party technology embedded in our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with our third-party technology providers, which may result in delays of the commercial release of new products. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products, and our future research and development capabilities. Failure to continue to timely develop technologies and products necessary for us to remain competitive is likely to have a material and adverse effect on our business.

RISKS RELATED TO BUSINESS OPERATIONS

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

We have grown, and may continue to grow, through acquisitions and strategic investments, which could involve substantial risks.

We have made and may continue to make acquisitions of or significant investments in, businesses that offer complementary products and services. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders or decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the inability to integrate the business of the acquired company, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our business. The realization of any of these risks could adversely affect our business. Additionally, we face competition in identifying acquisition targets and consummating acquisitions.

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

Our consulting services business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified professionals are constantly in demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other research and consulting firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our operating results.

The failure to renew our employment contracts with certain with key consulting professionals could have a serious negative effect on our financial condition and results of operations.

Our strategic services revenue in recent years has largely been dependent on the efforts of certain key consulting professionals, including Peter Skarzynski, the managing director of our Strategos Services division, whose employment contracts with us expire in April 2011. If we are not successful in retaining these consulting professionals or timely hiring similarly qualified and skilled consulting professionals to replacement them, then we may not be able to maintain the level of strategic services revenue we have generated in recent years and our financial condition and results of operations will likely be negatively impacted.

We have a history of operating losses and may not achieve profitability on an annual basis in the future.

For the years ended December 31, 2010 and December 31, 2009, we recorded net losses of $19.1 million and $15.3 million, respectively. As of December 31, 2010, our accumulated deficit was $71.8 million. We expect to continue to make significant expenditures related to the continued development of our business, including our innovation management software platform. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

We may need additional capital, which may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We may need additional cash to fund our operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our innovation software business, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment. If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our common stock.

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

We may incur additional impairments to goodwill and intangible assets.

We are required to test goodwill and intangible assets for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350 Intangibles—Goodwill and Other. Such impairment could be caused by internal factors as well as external factors beyond our control.

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

RISKS RELATED TO OUR COMMON STOCK AND DEBT FINANCING ARRANGEMENTS

The continued listing of our common stock on the NYSE Amex is subject to compliance with continued listing requirements. While we have not received any notice of intent to delist our common stock, if our common stock were delisted, the ability of investors in our common stock to make transactions in such stock would be limited.

Our common stock is listed on the NYSE Amex. The continued listing of our common stock on the NYSE Amex requires us to meet continued listing requirements set forth in the NYSE Amex’s Company Guide. These requirements include both quantitative and qualitative standards. While we have not received any notice of intent to delist our common stock, investors should be aware that if the NYSE Amex were to delist our common stock from trading on its exchange, this would limit investors’ ability to make transactions in our common stock.

We may issue shares of our common stock and warrants to purchase shares of our common stock at a discount to the market price for such shares, which may put downward pressure on the market price for shares of our common stock.

If we issue shares of our common stock at a discount to the market price for such shares or warrants to purchase shares of our common stock with an exercise price below the market price for such shares, it may put downward pressure on the market price for shares of our common stock. Such downward pressure could in turn encourage short sales or similar trading with respect to shares of our common stock, which could in itself, place further downward pressure on the market price for shares of our common stock.

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

The trading price of our common stock has fluctuated significantly and may continue to fluctuate substantially, depending on many factors, many of which are beyond our control and may not be directly related to operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of innovation services firms and technology transfer companies;

•	changes in regulatory policies, accounting or tax guidelines with respect to innovation services firms and technology transfer companies;

•	actual or anticipated changes in our sales or earnings or fluctuations in our operating results;

•	changes in financial reporting requirements;

•	general economic conditions and trends;

•	loss of a major funding source;

•	departures of key personnel;

•	changes to the market or shareholders’ acceptance of our unique technology transfer business; or

•	the consummation of mergers or acquisitions of related businesses.

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

Our principal office is located in Tampa, Florida. This office space is owned by our subsidiary, UTEK Real Estate, and is encumbered by a $4.1 million mortgage thereon. This property is utilized by all of our product segments and is adequate for our current domestic office needs. If our office requirements increase beyond our current expectations, we believe that additional office space may be available for use at this location.

We also lease office space in Illinois, Washington D.C., California and the United Kingdom. The Illinois property is utilized by our Strategic Services segment and the Washington D.C., California and United Kingdom properties are utilized by our Technology Services segment. These properties are adequate for our current needs.

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

Through March 15, 2010, our shares of common stock traded on the NYSE Amex under the symbol “UTK.” As of March 16, 2010, we began doing business as Innovaro and changed our ticker symbol on the NYSE Amex to “INV.” Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock. We had approximately 3,000 stockholders of record at March 1, 2011.

Price Range of Common Stock and Dividends

The following table reflects the high and low closing prices for our common stock as reported on the NYSE Amex and the cash dividends declared per common share for the periods indicated:

	High	Low	Dividends
Fiscal year 2010
First quarter	$5.11	$4.10	—
Second quarter	$4.06	$3.10	—
Third quarter	$3.53	$0.86	—
Fourth quarter	$1.43	$0.70	—
Fiscal year 2009
First quarter	$8.90	$6.00	—
Second quarter	$6.65	$3.79	—
Third quarter	$5.15	$3.75	—
Fourth quarter	$4.55	$3.60	—

Our Board of Directors has sole discretion in determining whether to declare and pay cash dividends in the future. The declaration of cash dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our ability to pay cash dividends in the future could be limited or prohibited by the terms of financing agreements that we may enter into or by the terms of any preferred stock that we have or may authorize and issue.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property and gain foresight into marketplace and technology developments that affect their business. These services are provided to clients located in countries throughout the world.

We have two business segments: Strategic Services and Technology Services.

Our strategic services segment helps clients achieve and sustain industry leadership through innovation, developing game-changing strategies for growth, and implementing these strategies through capability development, opportunity management and organizational excellence. We also help our clients programmatically develop a core competence for innovation. In addition, we assist clients apply innovation tools and techniques to create and act on breakthrough strategies and profitable growth platforms and opportunities. We work closely with our clients to jointly structure and execute a tailored journey that is right for their situation. We combine the business acumen of seasoned executives, the learning focus of a leadership development expert and the creativity of an innovation specialist to get our clients on the path to sustainable and profitable growth.

These services include:

•	Strategic innovation consulting

•	Business model and product development consulting

•	Identify and develop new segments and markets

•	Create and act on game-changing strategies

Our technology services segment offers expansive networks, experts in scouting, partner sourcing and licensing expertise, and world leading online marketplaces. We also provide an important foundation to successful licensing—understanding the true potential value of our clients’ IP and IP portfolio. We access that value and build a roadmap for our clients’ use, and uncover opportunities and options to realize any latent value.

We have an online information service, purpose-built for those who need it most-technology transfer, business development, intellectual property, competitive intelligence, and marketing professionals across the physical and life sciences

We also provide the insight and intelligence our clients require, applied to their markets today and into the future. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends—including emerging trends not covered by other sources—and delivers insights about how these trends will shape the future operating environment.

These services include:

•	Futures scenario development and planning

•	Custom and syndicated research

•	Online information services

•	IP consulting

•	IP and market landscape analysis

•	Technology search

•	In- and out-licensing

•	Online marketplaces

•	Partner search and profiling

Strategies to Drive Our Growth into the Future

We remain focused on growing our business with the objectives of improving our financial results and generating returns for our shareholders. We continue to focus on delivering strong financial performance in both the near term and the long term. We have identified the following four key challenges and related strategic business imperatives that we believe will enable us to drive growth into the future.

Continue to develop our innovation management software platform

Our first imperative is to continue to develop our innovation management software platform. We announced the controlled release of the first phase of our software product in December 2010, for which we have subsequently begun testing in 2011. We anticipate the controlled release of two additional phases of the software product during 2011, thereby expanding the product capability further into the innovation cycle process. The full-scale release of the complete product is dependent on the results of our testing procedures, which is dependent on the use of third-party consultants.

Over time, we expect the software product component of our business to grow at a greater rate than the growth in our current business segments until it represents an important component of our overall revenue stream.

A key component of our strategy is to embrace both software and information offerings from other firms through an open innovation approach. Using this approach, our clients that have already begun to utilize other software and information services will be able to incorporate our offerings to suit their requirements to most effectively drive innovation.

Build and expand our current consulting and technology services business

Our second imperative is to sustainably and profitably grow our current consulting and technology services businesses worldwide. We have recently hired a Senior Vice President of Sales who brings with him twenty years of global experience in technology sales at the enterprise and executive sales management level. As the Senior Vice President of Sales at Innovaro, he will establish sales and engagement models while continuing to build upon our core pillars of business. He will also take on identical responsibilities as we move into the future with our software product offering.

Cherish our Innovaro associates

Our third imperative is to cherish our Innovaro associates. Our continued growth requires us to hire, retain and develop our leadership bench. We are fortunate to employ, worldwide, a truly remarkable set of associates. The market becomes more competitive every day and innovation is the key to success. It is people who hold that key and to be a good employer is one of the most important strategic decisions a company has to make.

Achieve operational excellence

Our fourth and final imperative is the sum total of the other three. Our continued success requires that we do everything we can to position ourselves to achieve operational excellence in each of the areas mentioned above. By focusing on the four key challenges and related strategic business imperatives discussed above, we believe we can achieve this goal.

Financial Condition

Our total assets were $24.7 million at December 31, 2010 compared to $40.3 million at December 31, 2009. At December 31, 2010, we had $263,000 in cash and cash equivalents, $2.0 million in accounts receivable, $1.5 million in accounts payable and accrued expenses and $5.8 million in long-term debt outstanding. At December 31, 2009, we had $2.1 million in cash and cash equivalents, $492,000 in certificates of deposit, $1.5 million in accounts receivable, $917,000 in accounts payable and accrued expenses and $6.3 million in long-term debt outstanding.

Our cash balance as of December 31, 2010 was significantly lower than our historical cash position. The cash balance decreased significantly in the fourth quarter of 2010 as a result of the Company having to pay bonuses to employees of its strategic services business segment in accordance with the terms of the Strategos Bonus Plan. We have subsequently rebuilt our cash position to approximately $700,000 as of the date of this filing. See the Liquidity section for further discussion.

Current Market Conditions

We believe that our financial results for 2010 continued to be negatively impacted by weakened economic conditions. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in late 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events significantly diminished overall confidence in the financial markets and caused increasing global economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital, including us. Moreover, the deterioration in the equity markets has had a negative impact on the cash proceeds that we have been able to obtain upon the sale of our investments and has resulted in our having to recognize certain impairment losses related to decreases in the fair value of our assets. In addition, the deterioration in consumer confidence and a general reduction in spending by consumers and business have had an adverse effect on certain of our operations as businesses have delayed spending on these types of services. Recent improvements in demand trends globally may not continue, and our future financial results and growth could be further harmed or constrained if the recovery was to stall or conditions were to worsen.

Investment Portfolio Activity

Until September 30, 2009, we were a non-diversified, closed-end management investment company that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). On October 1, 2009, because we no longer met the requirements, we filed a notification on Form N-54C with the SEC withdrawing our election to be regulated as a BDC under the 1940 Act. As such, we began reporting as an operating company as of October 1, 2009.

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

Conversion from Investment Company Presentation to Operating Company Presentation

The withdrawal of our election to be regulated as a BDC under the 1940 Act resulted in a significant change in our method of accounting. Investment company financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which requires investment companies to value their investments at market value as opposed to historical cost, and recognize income related to unrealized gains and losses in the current period. As an operating company, the required financial statement presentation and accounting for investments held is either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.

In addition, the financial accounts of majority-owned entities were not consolidated with ours under Investment Company Accounting; rather, investments in those entities were reflected in our balance sheet at fair value. As an operating company, we are required to consolidate the accounts of majority-owned entities in which we have a controlling financial interest with our accounts. In this regard, the accounts of UTEK Real Estate Holdings, Inc., which was previously reflected as an investment at fair value in our balance sheet, have been consolidated with our accounts from October 1, 2009.

For a detailed discussion of the impact of the withdrawal of our election to be regulated as a BDC under the 1940 Act on our method of accounting and a discussion of how we account for investments as an operating company, see Notes 1 and 2 to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2010 and 2009

For comparability purposes, the revenues and expenses for the nine months ended September 30, 2009 under investment company accounting and for the three months ended December 31, 2009 under operating company accounting are presented combined for the year ended December 31, 2009 in this section. Management believes this presentation is more meaningful to readers as there was no significant change in revenue streams as a result of our change in status from an investment company to an operating company.

Revenue / Income from Operations

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Strategic services	$9,783	$6,834	43%
Technology services	3,313	3,884	(15)%
Investment income, net	—	60	NM (1)

Revenue	$13,096	$10,778	22%

(1)	This percentage change is not meaningful (“NM”) given that it relates to the manner in which we reported our operating results during the two reporting periods. For more information, see Note 1 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue increased by $2.9 million for the year ended December 31, 2010 in comparison to the year ended December 31, 2009. This increase is the result of the Company having a significant number of new contracts in the second half of 2010. We attribute the increased revenue in 2010 to a renewed interest in innovation efficiency and new product development in the U.S. and abroad.

Our strategic services revenue in recent years has largely been dependent on the efforts of certain key consulting professionals whose employment contracts with us expire in April 2011. If we are not successful in retaining these consulting professionals or timely hiring of similarly qualified and skilled consulting professionals to replace them, then we may not be able to maintain the level of strategic services revenue we have generated in recent years.

We expect 2011 strategic services revenue to remain consistent with 2010 levels, unless all or a substantial portion of the employment contracts described above are not renewed.

Technology Services

Our technology services revenue is a combination of global technology partnering search retainer fees, our online subscription fees, online information services revenue, foresight and trend research revenue and IP consulting revenue. Our technology services revenue decreased by $571,000 for the year ended December 31, 2010 in comparison to the year ended December 31, 2009. The decreased revenue in 2010 is primarily a result of a reduction of $433,000 in monthly fees for our global technology partnering services and a reduction of $464,000 in online marketplace fees, partially offset by a $300,000 increase in IP consulting revenue.

We expect 2011 technology services revenue to remain consistent with 2010 levels.

Investment Income, net

Beginning on October 1, 2009, we changed from Investment Company Accounting to Operating Company Accounting. As an operating company, investment income is recorded as other (income) and expense in the accompanying statements of operations for the year ended December 31, 2010 and the three months ended December 31, 2009.

Expenses

Direct Costs of Revenue

(in thousands, except percentages)	2010	Gross Profit Margin	2009	Gross Profit Margin
Direct costs of revenue—strategic services	$8,454	14%	$5,579	18%
Direct costs of revenue—technology services	1,492	55%	1,978	49%

Total direct costs of revenue	$9,946		$7,557

Direct Costs of Revenue—Strategic Services

Direct costs of strategic services revenue are comprised of certain salaries and related taxes, bonuses, certain outside services and other business development costs related to strategic services. Our direct costs of strategic services revenue increased by $2.9 million for the year ended December 31, 2010 in comparison to the year ended December 31, 2009. The majority of the increase in direct costs of strategic services related to the year-end bonus pool and an increase in the use of outside contractors.

The Strategos Bonus Plan is for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th, but no later than December 31st, of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos division net income is required to be paid out in connection with this bonus plan. The Company recognized bonus expense of approximately $3.3 million and $1.7 million in connection with the Strategos Bonus Plan during the years ended December 31, 2010 and 2009, respectively.

The strategic services gross profit margin decreased to 14% for the year ended December 31, 2010 as compared to 18% for the year ended December 31, 2009. This decrease relates to our foresight and trend research division. This division had significantly more consulting projects in 2009 than in 2010, the loss of which caused a reduction in our overall profit margin.

We expect 2011 costs of strategic services to remain consistent with 2010 levels.

Direct Costs of Revenue—Technology Services

Direct costs of technology services revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to technology services. Our direct costs of technology services revenue decreased by $486,000 for the year ended December 31, 2010 in comparison to the year ended December 31, 2009. The majority of the decrease in direct costs of technology services during 2010 is related to a decrease in salaries and commissions due to staff cuts and a reduction in sales.

The technology services gross profit margin increased to 55% for the year ended December 31, 2010 as compared to 49% for the year ended December 31, 2009. This increase is the result of a decrease in salaries related to having fewer employees in exchange for the utilization of outside contractors on an as needed basis.

We expect 2011 costs of technology services to remain consistent with 2010 levels.

Salaries and Wages

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Salaries and wages	$2,636	$5,295	(50)%
As a percent of revenue	20%	49%	(29	)ppt*

*	The abbreviation “ppt” throughout this section denotes percentage points.

Salaries and wages include non-sales employee and officer salaries that are not otherwise allocated to direct costs of revenue, employee related benefits including bonuses, and stock-based compensation. Salaries and wages decreased by $2.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Decreases in salaries in wages during 2010 related to 1) the modification of the acquisition and employment agreements with the division manager of our former Social Technologies division resulting in a $2.5 million charge to salaries and wages in 2009; 2) the retirement of our former CEO in 2009 resulting in a decrease in salaries of $300,000 in 2010; and 3) a change in estimate related to stock options resulting in a decrease of $289,000 in stock-based compensation in 2010. These decreases were partially offset by increases of $244,000 in severance pay, related to another former CEO in August of 2010, and $152,000 in other salaries.

We expect salaries and wages to decrease in 2011 due to a reduced number of employees over that of 2010.

Professional Fees

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Professional fees	$609	$814	(25)%
As a percent of revenue	5%	8%	(3	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $205,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009. Valuation expenses were reduced by $73,000 because our investments required fewer valuations in 2010. Accounting fees were reduced by $77,000 as a result of our having changed to a smaller reporting company in 2010. As a smaller reporting company, we are not required to have an audit of our internal controls over financial reporting. Legal fees were reduced by $55,000 because of 2009 employment issues, restricted stock plan preparation and other legal matters that were not repeated in 2010.

We expect our professional fees for 2011 to remain relatively consistent with 2010.

Research and Development

in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Research and development	$1,231	$—	— %
As a percent of revenue	9%	—%	9ppt

Research and development costs include salaries, outside services, travel and other costs related to the development of our innovation management software platform, which is designed to enhance and complement our innovation services offerings to clients. The release of phase one of the software is dependent on the results of our testing, but is tentatively scheduled for the end of the second quarter of 2011. During the first quarter of 2011, phase one of the software will have reached technological feasibility and additional costs will be capitalized. Management has subsequently begun testing and marketing the software platform in 2011.

We expect to incur additional research and development expenses of approximately $900,000 to commercialize all phases of the platform.

Sales and Marketing

in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Sales and marketing	$544	$455	20%
As a percent of revenue	4%	4%	-ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expenses increased by $89,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009. During 2010, we incurred $91,000 in name change costs and $105,000 in costs of partnering with external search partners to market our products on their websites. These additional costs were offset by a decrease in sales related travel expenses of $129,000 in 2010.

We expect sales and marketing expenses to decrease for the year ending December 31, 2011 because we will not have rebranding costs or partnering costs, the latter of which have been discontinued.

General and Administrative

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
General and administrative	$2,254	$2,756	(18)%
As a percent of revenue	17%	26%	(9	)ppt

General and administrative expenses decreased by $502,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease relates to a $111,000 reduction in insurance and payroll taxes due to having fewer employees; a $283,000 reduction in rent related to consolidating UTEK Real Estate operations, closing one of our offices in the United Kingdom, closing our Pennsylvania office, and reducing the amount of space leased for our Washington, DC office; a $51,000 reduction in investment banking related to our having delisted from the Aim market of the London Stock Exchange; a $78,000 reduction in bad debt expense due to implementation of a strict collection policy and the collections of such amount by us; and a continued overall company plan to reduce all aspects of overhead; partially offset by an increase of $170,000 for outside services which includes consulting services of $65,000 and payments to our interim CEO of $99,000.

We expect 2011 general and administrative expenses to remain consistent with 2010 levels.

Amortization and Depreciation

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Amortization and depreciation	$1,527	$1,616	(5)%
As a percent of revenue	12%	15%	(3	)ppt

Depreciation and amortization expense decreased by $89,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009. Amortization expense decreased $150,000 as a result of the impairment of certain definite-lived intangible assets in the second quarter of 2009 and the third quarter of 2010. Depreciation expense increased $61,000 as a result of the addition of $4 million in depreciable assets from the consolidation of UTEK Real Estate in the fourth quarter of 2009.

We expect amortization and depreciation for the year ending December 31, 2011 to decrease from 2010 as a result of impairment to certain of these assets in 2010.

Impairment Loss

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Impairment loss	$11,771	$2,368	397%

Our stock price declined significantly subsequent to June 30, 2010. Management considered the fact that a decline in stock price may be an indicator of an adverse change in business climate. In addition, a decline in stock price affects market capitalization and may affect fair value measurements for our reporting units.

At the end of the third quarter of 2010, management concluded that the decline in our stock price was other than short-term in nature. This conclusion, coupled with the severity of the decline, triggered a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2010. Due to the reduction in our market capitalization, third party valuations were obtained to assist in the determination of the fair value of the respective reporting units. As a result of a reduction in the fair value of the reporting units, management determined that the implied fair value of its goodwill and intangible assets was less than its carrying values by approximately $10.3 million. We recognized goodwill impairment of approximately $9.4 million and intangible assets impairment of approximately $971,000 in 2010.

We also recorded impairment of approximately $1,438,000 to certain of our land, building and building improvements during 2010. The commercial real estate market for such property has taken a significant downturn that is not expected to reverse in the near future. As a result, management determined that the decrease in the fair value of the property was other-than-temporary. The impairment loss was determined based on third party valuations of the respective property.

In 2009, the then existing Social Technologies division of Innovaro had a significant decrease in revenues related to its futures and foresight projects. The state of the economy during 2009 contributed to potential Social

Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of the division’s employees in favor of an independent, network based approach in an effort to reduce overhead. Management concluded that this division had suffered a significant adverse change in the business, which included a projection of continuing operating and cash flow losses. We recognized impairment of the division’s purchased intangible assets of approximately $1.0 million and impairment of the division’s goodwill of approximately $1.3 million in 2009.

Other (Income) Expense

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Other (income) expense	$1,150	$70	1549%

Other (income) expense is a new line item in our statement of operations related to reporting as an operating company. The net other expense of $1.15 million for the year ended December 31, 2010 is comprised of a net loss on the sale and impairment of investments of $1.6 million, partially offset by a gain of $186,000 related to adjusting our derivative liabilities to fair value and rental income of $178,000 from the consolidation of UTEK Real Estate.

Other (income) expense may continue to increase or decrease significantly as the value of our derivative liability increases or decreases in connection with a change in our stock price. For more information on the derivative liability, see the Notes 10 and 12 to the Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

Interest Expense, Net

(in thousands, except percentages)	2010	2009	Percent Change 2010 versus 2009
Interest expense, net	$621	$85	627%

Interest expense, net is a new line item in our statement of operations related to reporting as an operating company. The net interest expense of $621,000 for the year ended December 31, 2010 is primarily comprised of interest expense on long-term debt of $453,000 and amortization of our debt discount of $281,000, partially offset by interest income on our note receivable of $112,000.

Net Realized Gains or Losses on Investments and Net Changes in Unrealized Appreciation or Depreciation on Investments (from investment company activity)

In connection with our plan to de-elect BDC status, we liquidated a significant portion of our investment portfolio during 2009. We sold some or all of our shares in a significant number of our portfolio companies for $3.1 million in cash and other assets, which resulted in realized losses of $49.6 million and unrealized appreciation of $44.3 million, which is primarily related to the reversal of previously recorded unrealized depreciation upon the sale of these investments.

Income Tax Matters

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

We do not have any income tax benefit related to the net loss from operations in 2010 or 2009, nor do we have a deferred tax asset related to our net operating loss carryforward, because of a 100% valuation allowance. We do have an income tax benefit from the reversal of a deferred tax liability related to the impairment and amortization of an indefinite-lived intangible asset of approximately $56,000 and $275,000 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of $4.9 million for the year ended December 31, 2010 increased approximately $1.2 million from cash used in operating activities of $3.7 million for the year ended December 31, 2009. Total cash used in operations of $4.9 million in the current period is primarily attributable to:

•	$19.1 million net operating loss;

•	$529,000 increase in accounts receivable related to significant billings in the last half of 2010; and

•	$646,000 decrease in deferred revenue.

Partially offset by:

•	$11.8 million in non-cash impairment charges;

•	$1.6 million in non-cash losses on investments;

•	$1.8 million in non-cash depreciation and amortization;

•	$288,000 in non-cash stock-based compensation expense related to vesting options; and

•	$255,000 increase in accounts payable and accrued expenses.

Cash provided by investing activities of $754,000 for the year ended December 31, 2010 increased $585,000 from $169,000 for the year ended December 31, 2009. Total cash provided by investing activities of $754,000 in the current period is primarily attributable to:

•	$342,000 in proceeds from the sale of available-for-sale securities; and

•	$492,000 in proceeds from the redemption of certificates of deposit.

Partially offset by:

•	$80,000 in capital expenditures.

Cash provided by financing activities of $2.3 million for the year ended December 31, 2010 increased $591,000 from $1.7 million for the year ended December 31, 2009. Total cash provided by financing of $2.3 million is primarily attributable to:

•	$3.8 million in gross proceeds from a registered equity securities offering; and

•	$200,000 in related party proceeds.

Partially offset by:

•	$593,000 in offering costs from a registered equity securities offering;

•	$250,000 in cash payments on the line of credit; and

•	$845,000 in cash payments on debt.

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

Research and Development Expenditures

In the first quarter of 2010, we began development of an innovation management software platform designed to enhance and complement our innovation services deliverable to clients. As of December 31, 2010, we have invested $1.2 million in this software platform. Management has begun testing and marketing the software platform in 2011. We expect to incur additional software platform costs of approximately $900,000 to commercialize all phases of the platform during 2011.

Borrowings

As of October 1, 2009, the financial results of UTEK Real Estate have been consolidated with those of Innovaro. UTEK Real Estate has a $3 million bank note payable due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013. As of December 31, 2010, the amount outstanding on this note was approximately $2.9 million. In addition, UTEK Real Estate has a $1.5 million note payable due in monthly installments of interest at 7.00% with principal due in full on October 1, 2015. As of December 31, 2010, the amount outstanding on this note was approximately $1.25 million. These loans were entered into in connection with the purchases of land and building that serves as our company headquarters and certain other undeveloped land located in Hillsborough County, Florida. These loans are collateralized by the property related to the purchases.

On October 22, 2009, we entered into a Promissory Note (the “Note”) with Gators Lender, LLC (the “Lender”), pursuant to which we borrowed $1,750,000 from the Lender. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears, beginning April 15, 2010. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2013. UTEK Real Estate is a co-borrower under the Note and the loan is guaranteed by all subsidiaries. In addition, the guaranty was secured pursuant to a security agreement encumbering vacant real property located in Hernando County, Florida (the “Collateral”), which is owned by Cortez 114, LLC (“Cortez”), a subsidiary of UTEK Real Estate. On February 26, 2010, we entered into a Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage (the “Modification Agreements”), pursuant to which the Lender’s security interest in the Collateral was released and replaced by a security interest in 68% of the outstanding membership interests of Cortez. The Note was amended and restated to provide that UTEK and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days. At our request, the Lender subsequently extended the repayment date for the $500,000 payment, which was made in accordance with this extension on July 12, 2010. As of December 31, 2010, the face amount outstanding on the Note was approximately $1.25 million.

As additional consideration for the Note, we also entered into a Warrant Agreement with the Lender to allow the Lender to purchase up to 437,500 shares of our common stock at an exercise price of $4.48 until October 22, 2014. The exercise price is subject to certain conditions and adjustments that make the exercise price variable.

During December 2010, the Company borrowed $200,000 for operations from one of its Directors under a promissory note. The note was subsequently repaid in full on February 21, 2011 including interest at 3.5% and 3.0 points. This transaction is not necessarily indicative of amounts, terms and conditions that the Company may have received with unrelated third parties.

Cash and Accounts Receivable Balances

Our cash balance as of December 31, 2010 was significantly lower than our historical cash position. The cash balance decreased significantly in the fourth quarter of 2010 as a result of the Company having to pay bonuses to employees in its strategic services business segment in accordance with the terms of the Strategos Bonus Plan. These bonuses are based on adjusted earnings of the strategic services business segment without taking into account any working capital requirements of the business segment and are required to be paid by December 15th, but no later than December 31st, of each year with respect to such year. Accounts receivable related to the strategic services business segment due within 30 days of December 31, 2010 were included in the amounts eligible to be paid as bonuses under the terms of the Strategos Bonus Plan. As a result, we were required to pay bonuses to these employees prior to our collection of the related amounts of accounts receivable, which significantly lowered the Company’s cash balance as of December 31, 2010.

We have subsequently rebuilt our cash position to approximately $700,000 as of the date of this filing.

Our accounts receivable balance as of December 31, 2010 was significantly higher than our historical accounts receivable balance. The increase in our accounts receivable balance during the third and fourth quarters of 2010 is a result of a significant increase in revenue. Revenue increased because the Company had a significant number of new contracts in the second half of 2010. Revenue for the third and fourth quarters of 2010 increased 58% over revenue for the first and second quarters of 2010. It is not unusual for our accounts receivables balance to sustain an elevated balance during periods of increased revenues.

Of the outstanding receivables balance of $2.0 million at December 31, 2010, only 14%, or $279,000, was overdue. As of the date of this filing, we have collected all but $26,000 of the total accounts receivable balance outstanding at December 31, 2010.

Liquidity

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee bonuses. Our primary sources of funds are cash received from customers in connection with operations and proceeds from the sale of our investments. At December 31, 2010, we had cash and cash equivalents of $263,000 and accounts receivable of $2.0 million. We had $316,000 in working capital as of December 31, 2010.

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

As of December 31, 2010, our strategic services business segment had $6.0 million of contracts in progress, of which $3.5 million had been billed, leaving $2.5 million to be billed in 2011. As of the date of this filing, this business has already secured an additional $4.5 million in contracts to be fulfilled before the end of 2011. In addition, we are in the process of modifying the aforementioned Strategos Bonus Plan to be more reflective of cash collected.

In addition to the confirmed revenue stream for 2011, we have significantly cut our costs in each of the expense categories listed below:

•	Salaries and Wages: $1.2 million reduction;

•	Sales and Marketing: $200,000 reduction in non-repetitive costs related to name change and partner search fees; and

•

General and Administrative: $350,000 reduction in employee related costs such as health insurance, payroll taxes and retirement funding; travel expenses related to certain terminated employees; and investor relations costs.

We expect these reductions in costs, coupled with the expected revenue for 2011, to be sufficient to fund our working capital for the next twelve months. Should we face a restricted cash flow scenario during 2011, we have the capability to delay all cash intensive activities, including our research and development expenditures, and look to reduce costs further.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles (“GAAP”) requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. We consider the following accounting policies and related estimates to be critical as they require the most subjective judgment or involve uncertainty that could have a material impact on our financial statements.

Revenue Recognition

The Company has revenues from fixed fee contracts for the sale of strategic consulting services. These revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. The determination of estimated contract costs is critical to the determination of revenue recognition in any given period. If costs incurred to date are compared to total estimated contract costs that have not been updated for the most recent information, material variances in revenue recognition can occur. As a result, management evaluates the accuracy of estimated contract costs for each in-process job in light of available information regarding job status at the end of each reporting period. In addition, management prepares an analysis to determine the accuracy of our estimated total contract costs on closed jobs. We have historically been able to estimate total contract costs with the required accuracy to produce materially correct revenue results.

Valuation and Impairment of Investments

Our investments include cost method investments, available-for-sale securities, and equity method investments. The assessment of the fair value of certain of our cost method and equity method investments can be difficult and subjective due in part to our having only limited information on these investments. In addition, determination of permanent impairment for available-for-sale securities can be difficult and subjective due in part to limited trading activity of certain of these equity instruments.

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary are recorded in accumulated other comprehensive loss.

For available-for-sale equity securities with unrealized losses, management performs an analysis to assess whether the security’s decline in fair value would be deemed to be other-than-temporary. This can be difficult as many of our holdings have limited trading activity and prices can fluctuate significantly. Fluctuations in price are generally determined to be temporary unless the price level is maintained for an extended period of time. Significant declines in a security’s fair value are determined to be other-than-temporary when the decline is maintained over several reporting periods. When a decline in stock price is deemed to be other-than-temporary, the unrealized loss included in accumulated other comprehensive loss is reversed and recorded as a capital loss in the statement of operations.

Our cost method investments and equity method investments are in small, privately held companies. These investments are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs or the investment is liquidated. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Stock-Based Compensation

Stock-based compensation cost for share-based payments are based on their relative grant date fair values estimated in accordance with current accounting standards. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The determination of the fair value of stock-based compensation requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility, expected option lives and forfeiture rates. These estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

The expected term of options granted represents the period of time that the options are expected to be outstanding and is based on historical experience of similar grants, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. Expected forfeitures are based on historical experience and expectations of future employee behavior. We are required to estimate future forfeitures of stock-based awards for recognition of compensation expense. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest. If our actual forfeiture rate or performance outcomes are materially different from our estimate, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period.

Valuation and Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate consideration paid for an acquisition over the fair value of the net tangible and intangible assets acquired. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of these acquisitions. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 12 years. In accordance with current accounting standards, goodwill and intangible assets determined to have indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment may have occurred. Circumstances that may indicate impairment include qualitative factors such as an adverse change in the business climate, loss of key personnel, and unanticipated competition. Additionally, management considers quantitative factors such as current estimates of the future profitability of the Company’s reporting units, the current stock price, and the Company’s market capitalization compared to its book value. The consideration of qualitative and quantitative factors when considering circumstances that may indicate impairment requires the application of management judgment. As a result, management’s determinations with regard to current circumstances affecting the Company could have a significant affect the recognition of impairment charges.

If management determines that an impairment test is necessary, it must determine the fair value of the respective reporting units. The determination of the fair value of reporting units requires significant judgment. Management typically enlists the assistance of a third-party valuation firm in determining fair value of reporting units for use in its impairment analysis. In conducting its impairment test, the Company compares the fair value of each of its reporting units to the related book value. If the fair value of a reporting unit exceeds its net book value, long-lived assets are considered not to be impaired. If the net book value of a reporting unit exceeds it fair value, an impairment loss is measured and recognized. The Company conducts its impairment test using balances as of December 31.

The Company accounts for long-lived assets, including intangibles that are amortized, in accordance with GAAP, which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Management considers both qualitative and quantitative factors when considering circumstances that may indicate impairment. This consideration requires significant management judgment and could have a significant affect of the recognition of impairment charges. If indicators of impairment are present, reviews are performed to determine whether the carrying value of an asset to be held and used is impaired. Such reviews involve a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. The determination of future cash flows involves inherent uncertainties and the application of management judgment regarding the future operations of the Company. If the comparison indicates that there is impairment, the impaired asset is written down to its fair value. The impairment to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to dispose.

Valuation of Derivative Liabilities

ASC Topic 815 Derivatives and Hedging requires bifurcation of embedded derivative instruments and measure of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each quarter, with any increase or decrease in the fair value being recorded in results of operations as a component of other (income) expense. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors that require judgment, including estimating the expected term of the warrants and the expected volatility of the Company’s stock price. The expected term of the warrants represents the period of time that they are expected to be outstanding and is based on the contractual term of the warrants and expectations of the warrants holders’

behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the warrants. These estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our derivative liability and the related gain or loss could be materially different in the future.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

INNOVARO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Documents	Page
Report of Independent Registered Public Accounting Firm	33

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	34

Consolidated Balance Sheets as of December 31, 2010 and 2009	35

Consolidated Statements of Operations for the Year Ended December 31, 2010, the Three Months Ended December 31, 2009 and the Nine Months Ended September 30, 2009	36

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2010, the Three Months Ended December 31, 2009, and the Nine Months Ended September 30, 2009	37

Consolidated Statements of Cash Flows for the Year Ended December 31, 2010, the Three Months Ended December 31, 2009 and the Nine Months Ended September 30, 2009	39

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Innovaro, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Innovaro, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2010, the three months ended December 31, 2009 and the nine months ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. For the year ended December 31, 2010, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit for the year ended December 31, 2010 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and cash flows for the year ended December 31, 2010, the three month period ended December 31, 2009 and the nine month period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report date March 22, 2010 expressed an unqualified opinion thereon.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

Innovaro, Inc. and Subsidiaries

Tampa, Florida

We have audited the internal control over financial reporting of Innovaro, Inc. (formerly UTEK Corporation) and Subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and the related statements of operations and cash flows for the three months ended December 31, 2009 and the nine months ended September 30, 2009, and the statement of changes in net assets for the nine months ended September 30, 2009. We have audited the statement of changes in equity for the year ended December 31, 2009 and our report dated March 22, 2010 expressed an unqualified opinion thereon.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

March 22, 2010

Innovaro, Inc.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$262,619	$2,118,970
Certificates of deposit	—	492,246
Accounts receivable, net	2,011,188	1,481,548
Available-for-sale securities	171,139	729,800
Cost method investments	—	588,085
Prepaid expenses and other assets	791,432	569,829

Total current assets	3,236,378	5,980,478
Cost method investments	95,589	—
Equity method investments	303,454	—
Note receivable and accrued interest	1,700,000	1,596,000
Fixed assets, net	6,736,567	8,388,263
Goodwill	6,407,640	15,874,139
Intangible assets, net	6,174,792	8,492,301

Total assets	$24,654,420	$40,331,181

LIABILITIES
Current liabilities:
Accounts payable	$1,078,088	$454,509
Accrued expenses	420,707	462,802
Accrued severance payable	—	876,400
Deferred revenue	987,624	1,634,096
Current maturities of long-term debt	433,964	975,360

Total current liabilities	2,920,383	4,403,167
Long-term debt, less current maturities	5,358,173	5,353,892
Derivative liabilities	1,140,005	664,972
Deferred tax liability	1,220,687	1,303,031

Total liabilities	10,639,248	11,725,062

Commitments and contingencies (Note 19)	—	—
EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 14,631,950 and 12,286,768 shares issued; 14,585,261 and 11,797,140 shares outstanding at December 31, 2010 and 2009, respectively	145,853	117,971
Additional paid-in capital	85,024,704	81,010,460
Total accumulated loss under Investment Company Accounting	(52,073,915)	(52,073,915)
Accumulated income (deficit) under Operating Company Accounting:
Accumulated deficit	(19,755,429)	(624,006)
Accumulated other comprehensive income (loss)	147,922	175,609

Total Innovaro stockholders’ equity	13,489,135	28,606,119
Noncontrolling interest	526,037	—

Total equity	14,015,172	28,606,119

Total liabilities and equity	$24,654,420	$40,331,181

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Operations

	Operating Company Accounting		Investment Company Accounting
	Year Ended Dec 31, 2010	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009
Revenue / Income from operations:
Strategic services	$9,783,318	$2,035,295	$4,798,695
Technology services	3,312,808	977,544	2,906,365
Investment income, net	—	—	59,604

	13,096,126	3,012,839	7,764,664
Expenses:
Direct costs of revenue—Strategic services	8,453,549	1,337,491	4,241,502
Direct costs of revenue—Technology services	1,492,396	540,302	1,437,869
Salaries and wages	2,636,166	526,950	4,768,390
Professional fees	608,591	164,570	649,723
Research and development	1,230,671	—	—
Sales and marketing	544,307	99,691	354,988
General and administrative	2,254,324	470,030	2,286,193
Depreciation and amortization	1,527,344	409,087	1,206,777
Impairment loss	11,770,708	—	2,368,458

	30,518,056	3,548,121	17,313,900

Other (income) and expense:
Other (income) expense	1,149,798	69,731
Interest expense, net	621,371	85,467

	1,771,169	155,198
Loss before income taxes	(19,193,099)	(690,480)	(9,549,236)
Provision for income taxes	(55,581)	(66,474)	(208,585)

Net loss from operations	(19,137,518)	(624,006)	(9,340,651)

Net realized and unrealized gains (losses) from investment company activity:
Net realized losses on investments			(49,591,193)
Net change in unrealized appreciation (depreciation) of investments			44,292,068

Net loss / Net decrease in net assets from operations	(19,137,518)	$(624,006)	$(14,639,776)

Net loss attributable to noncontrolling interest	(6,095)

Net loss attributable to Innovaro stockholders	$(19,131,423)

Net loss attributable to Innovaro stockholders per share / Net decrease in net assets from operations per share: Basic and diluted	$(1.44)	$(0.05)	$(1.30)

Weighted average shares outstanding: Basic and diluted	13,288,179	11,605,373	11,257,663

See accompanying notes

UTEK Corporation

Consolidated Statement of Changes in Equity

	Innovaro Stockholders’ Equity
					Investment Company Accounting					Operating Company Accounting
	Common Stock				Accumulated Net Operating Income	Net Realized Loss on Investments	Net Unrealized Depreciation of investments	Foreign Currency Translation Adjustment	Total Accumulated Loss under Investment Company Accounting	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Totals
	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital
Balances at December 31, 2008	12,134,959	10,879,900	$108,800	$75,067,857	$23,463,295	$(7,744,736)	$(51,921,150)	$(1,773,787)						$37,200,279
Stock-based compensation expense	—	—	—	438,217	—	—	—	—						438,217
Common stock issued to acquire interest in a subsidiary of UTEK Real Estate Holdings, Inc.	176,470	176,470	1,765	1,498,235	—	—	—	—						1,500,000
Severance compensation paid out in escrowed shares	—	485,607	4,856	2,539,725	—	—	—	—						2,544,581
Earnout accruals and escrow adjustments	(24,352)	85,950	858	505,193	—	—	—	—						506,051
Cumulative translation adjustment								542,239						542,239

Change in net assets	—	—	—	—	(9,340,651)	(49,591,193)	44,292,068							(14,639,776)

Balances at September 30, 2009	12,287,077	11,627,927	$116,279	$80,049,227	$14,122,644	$(57,335,929)	$(7,629,082)	$(1,231,548)						$28,091,591

Adoption of Operating Company Accounting on Oct 1, 2009	—	—	—	—	(14,122,644)	57,335,929	7,629,082	1,231,548	$(52,073,915)					—

Comprehensive loss:
Net loss	—	—	—	—						$(624,006)	(624,006)			(624,006)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	—	—	—	—						$(70,946)	—			—
Foreign currency translation adjustments	—	—	—	—						246,555	—			—

Other comprehensive gain (loss)	—	—	—	—						175,609	—	$175,609		175,609

Comprehensive loss	—	—	—	—						$(448,397)

Stock-based compensation expense	—	—	—	138,960							$—	—		138,960
Earnout accruals and escrow adjustments	(309)	169,213	1,692	822,273							—	—		823,965

UTEK Corporation

Consolidated Statement of Changes in Equity (continued)

	Innovaro Stockholders’ Equity
					Investment Company Accounting					Operating Company Accounting
	Common Stock				Accumulated Net Operating Income	Net Realized Loss on Investments	Net Unrealized Depreciation of investments	Foreign Currency Translation Adjustment	Total Accumulated Loss under Investment Company Accounting	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Totals
	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital
Balances at December 31, 2009	12,286,768	11,797,140	$117,971	$81,010,460					$(52,073,915)		$(624,006)	$175,609		$28,606,119

Settlement of severance liability for 32% interest in Cortez 114, LLC	—	—	—	17,868							—	—	$532,132	550,000
Comprehensive loss:														—
Net loss	—	—	—	—						$(19,131,423)	(19,131,423)	—	(6,095)	(19,137,518)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	—	—	—	—						199,986	—	—	—	—
Foreign currency translation adjustments	—	—	—	—						(227,673)	—	—	—	—

Other comprehensive loss	—	—	—	—						(27,687)	—	(27,687)	—	(27,687)

Comprehensive loss										$(19,159,110)

Investment in Verdant Ventures Advisors, LLC	243,933	243,933	2,439	997,686							—	—	—	1,000,125
Private offering of equity securities, net of offering costs of $593,440	1,481,481	1,481,481	14,815	3,191,744							—	—	—	3,206,559
Warrants issued as direct offering costs in connection with private equity securities offering	—	—	—	(661,236)							—	—	—	(661,236)
Issuance of shares upon exercise of warrants	884,347	884,347	8,844	(8,844)							—	—	—	—
Earnout accruals and escrow adjustments	(264,579)	178,360	1,784	188,721							—	—	—	190,505
Stock-based compensation expense	—	—	—	288,305							—	—	—	288,305

Balances at December 31, 2010	14,631,950	14,585,261	$145,853	$85,024,704					$(52,073,915)		$(19,755,429)	$147,922	$526,037	$14,015,172

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Cash Flows

	Operating Company Accounting		Investment Company Accounting
	Year Ended Dec 31, 2010	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009
Operating Activities:
Net loss attributable to Innovaro stockholders / Net decrease in net assets from operations	$(19,131,423)	$(624,006)	$(14,639,776)
Adjustments to reconcile net loss attributable to Innovaro stockholders / net decrease in net assets from operations to net cash flows from operating activities:
Change in net unrealized appreciation (depreciation) of investments from investment company activity	—	—	(44,292,068)
Loss on sale of investments from investment company activity	—	—	49,591,193
Proceeds from sale of equity investments from investment company activity	—	—	681,727
Net proceeds from sale (purchases) of short-term investments from investment company activity	—	—	(198,420)
Net loss attributable to noncontrolling interest	(6,095)	—	—
Depreciation and amortization	1,527,344	409,087	1,206,777
Amortization of debt discount from investor warrants	280,558	35,478	—
Goodwill, intangible asset and fixed asset impairment	11,770,708	—	2,368,458
Loss on sale and impairment of investments	1,605,817	(19,733)	—
Loss on disposal of fixed assets	15,224	4,131	67,062
(Gain) loss on derivative liability	(186,203)	110,000	—
Bad debt expense	(34,380)	8,398	35,151
Stock-based compensation	288,305	138,960	438,217
Compensation paid out in escrowed shares	146,825	—	2,544,580
Deferred income taxes	(55,581)	(66,474)	(208,585)
Changes in operating assets and liabilities:
Accounts receivable	(495,260)	183,028	985,238
Prepaid expenses and other assets	(248,010)	(53,095)	324,374
Deferred revenue	(646,472)	(734,928)	(836,752)
Accounts payable and accrued expenses	255,084	(533,050)	(642,577)

Net cash flows from operating activities	(4,913,559)	(1,142,204)	(2,575,401)

Investing Activities:
Capital expenditures	(80,063)	(7,643)	(7,006)
Cash received (paid) in connection with consolidation/ acquisitions	—	23,170	(292,468)
Proceeds from sale of available-for-sale securities	341,997	452,708	—
Proceeds from redemption of certificates of deposit	492,246	—	—

Net cash flows from investing activities	754,180	468,235	(299,474)

Financing Activities:
Net (repayments) proceeds on bank line of credit	(250,000)	—	250,000
Proceeds from related party debt	200,000	1,750,000	—
Payments on debt	(845,266)	(80,720)	(198,791)
Gross proceeds from registered equity securities offering	3,799,999	—	—
Offering costs paid from registered equity securities offering	(593,440)	—	—

Net cash flows from financing activities	2,311,293	1,669,280	51,209

Effect of foreign exchange rates	(8,265)	4,500	20,528

Increase (decrease) in cash and cash equivalents	(1,856,351)	999,811	(2,803,138)
Cash and cash equivalents at beginning of period	2,118,970	1,119,159	3,922,297

Cash and cash equivalents at end of period	$262,619	$2,118,970	$1,119,159

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended Dec 31, 2010	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009
The Company issued 23,484, 58,338 and 85,950 shares of common stock in connection with certain acquisition earnout contingencies	$43,680	$823,965	$506,051

The Company received a note in connection with the sale of certain investments			$1,500,000

The Company received 100,000 shares in Technology Capital Services, LLC in connection with the sale of certain investments			$69,568

The Company received 375,000 shares in Oxygen Biotherapeutics, Inc. in connection with the redemption of 750,000 warrants			$148,750

The Company issued stock in connection with an investment in UTEK Real Estate Holdings, Inc. as follows:
176,470 shares of UTEK common stock			$1,500,000
240,964 shares of NeoStem, Inc. common stock			200,000

			$1,700,000

The consolidation of UTEK Real Estate Holdings, Inc. as of October 1, 2009 resulted in the addition of the following assets and liabilities to the balance sheet:
Accounts receivable		$87,921
Cost method investments		494,517
Other tangible assets		441,696
Fixed assets		8,002,162
Accounts payable and accrued expenses		(104,757)
Debt		(4,184,709)
Derivative liability recorded upon issuance of investor warrants		$554,972

Unrealized gain (loss) from available-for-sale securities	$199,986

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest	$532,132
Increase in additional paid-in capital	17,868

	$550,000

The Company issued 243,933 shares of common stock in connection with its investment in Verdant Ventures Advisors, LLC	$1,000,125

Warrants issued as direct offering costs in connection with registered equity securities offering	$(661,236)

Cash paid for taxes	$—	$—	$—

Cash paid for interest	$543,893	$84,914	$50,206

INNOVARO, INC.

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

Based on the Company’s current business focus and the fact that the equity interests it holds have constituted a declining amount of its assets over the last couple of years, the Company determined that it no longer met the requirements to be regulated as a BDC under the 1940 Act. In this regard, the Company’s current business focus is to provide strategic consulting and technology services to companies in exchange for cash as opposed to equity interests. Thus, because of the Company’s current business focus of providing strategic consulting and technology services to companies in exchange for cash as opposed to equity interests, as well as the fact that the Company no longer holds the requisite level of “investment securities” (as this term is defined in the 1940 Act) to permit it to be an “investment company” under the 1940 Act and, as a result, be regulated as a BDC, the Company is operating, and intends to continue to operate, as an operating company rather than an investment company.

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

As a result of our de-election from BDC status, we make reference to both Investment Company Accounting and Operating Company Accounting throughout these consolidated financial statements. Investment Company Accounting, as we refer to it, is defined as accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for investment companies under the 1940 Act. Operating Company Accounting, as we refer to it, is defined as accounting in accordance with GAAP other than for investment companies under the 1940 Act.

As an operating company, the Company is required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”). Under Investment Company Accounting, the fair value of UTEK Real Estate was included in the Company’s portfolio investments and the operating results of these companies were not consolidated with those of the Company. The assets, liabilities and results of operations of UTEK Real Estate have been included in the Company’s consolidated financial statements from October 1, 2009. As of October 1, 2009, none of the Company’s other investments were greater than 20% of the outstanding equity interests of any individual company, and accordingly, consolidation was not required for these investments.

The change in reporting did not have a material affect on the Company’s net loss from operations, net loss or related per share amounts for the three months ended December 31, 2009.

Conversion from Investment Company Presentation to Operating Company Presentation

ASC Topic 250, Accounting Changes and Error Corrections

The Company was required to make the accounting change at the time that it no longer met the requirements of the 1940 Act and filed its Form N-54C with the SEC withdrawing its election to be treated as a BDC under the 1940 Act. The Company has applied the change as of October 1, 2009, which is the first date that it was no longer appropriate for the Company to use Investment Company Accounting.

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

ASC Topic 946, Investment Companies

As there was limited authoritative guidance on accounting for the transition from a BDC to an operating company, the Company reviewed the guidance in ASC Topic 946 Financial Services—Investment Companies. The Company relied on the guidance in Topic 946, a significant portion of which has been delayed indefinitely. The guidance that has been delayed is not GAAP and is considered nonauthoritative.

The initial determination of whether the Company was an investment company within the scope of Topic 946 was made upon formation of the Company. Reconsideration of the provisions of Topic 946 by the Company’s Board of Directors during 2009 resulted in the determination that continuation as a BDC was inappropriate. ASC 946-10-15-5 (delayed) dictates companies that no longer meet the conditions of an investment company should discontinue application of Topic 946 and report the change in status prospectively by accounting for its investments in conformity with applicable GAAP other than Investment Company Accounting, beginning as of the date of the change using fair value in conformity with Investment Company Accounting at the date of the change as the carrying amount of investments at the date of the change. In accordance with this guidance, the Company reported a change in status and began reporting as an operating company as of October 1, 2009. In addition, the fair value of the Company’s investments as of September 30, 2009 became their cost basis under Operating Company Accounting beginning on October 1, 2009.

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

•	The consolidated statement of operations was reformatted for the three months ended December 31, 2009 to conform to an operating company presentation. Certain balances are not applicable to an investment company and are not included prior to the date of change of October 1, 2009. These include other (income) expense and interest expense, net.

•

UTEK Real Estate’s results of operations are consolidated with those of the Company as of the date of change of October 1, 2009. Intercompany transactions, including intercompany borrowings and rent, are eliminated in consolidation for the three months ended December 31, 2009. Through September 30, 2009, UTEK Real Estate is included as one of the Company’s portfolio companies and the fair value of this company is included in the Company’s portfolio investments.

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

Other changes include the following:

•

The stockholders’ equity presentation has separate classification for earnings accounts under Investment Company Accounting and Operating Company Accounting. Total accumulated loss under Investment Company Accounting includes earnings through September 30, 2009. Accumulated deficit under Operating Company Accounting includes earnings incurred subsequent to the date of change of October 1, 2009.

•

The Consolidated Schedule of Investments, Consolidated Statements of Changes in Net Assets and the Schedule of Investments in and Advances to Affiliates, as well as Selected Per Share Data and Ratios are not included as they are requirements under Investment Company Accounting.

•

The consolidated statements of changes in equity are included for the year ended December 31, 2010, the three months ended December 31, 2009 and the nine months ended September 30, 2009. In addition, this statement includes the statement of comprehensive income (loss) for the year ended December 31, 2010 and the three months ended December 31, 2009.

•

Cash flows for the year ended December 31, 2009 were segregated into two columns in the consolidated statements of cash flows to properly report cash flows in accordance with the accounting in effect during the respective periods. Cash flows for the nine months ended September 30, 2009 are presented in investment company format and cash flows for the three months ended December 31, 2009 are presented in operating company format.

2. Nature of Business and Significant Accounting Policies

Organization

We commenced operations in 1997 and were originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

The Company

The Company provides services that help clients become stronger innovators, develop compelling strategies to drive and catalyze growth, rapidly source externally developed technologies, create value from their intellectual property (“IP”) and gain foresight into marketplace and technology developments that affect their business. These services are provided internationally from our offices in the United States and the United Kingdom.

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

The Company is reporting as an investment company for the nine months ended September 30, 2009. As an investment company, portfolio investments are held for the purpose of deriving investment income and future capital gains. The operating results of the Company’s portfolio companies, including UTEK Real Estate Holdings, Inc., are not consolidated with the Company’s financial statements through September 30, 2009.

The Company is reporting as an operating company for the year ended December 31, 2010 and the three months ended December 31, 2009. As such, the Company is required to consolidate UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”). The results of operations of UTEK Real Estate have been included in the Company’s operations for the year ended December 31, 2010 and the three months ended December 31, 2009. In addition, the assets and liabilities of UTEK Real Estate have been included in the Company’s financial position as of December 31, 2010 and 2009.

Business Combinations

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with ASC Topic 805 Business Combinations. The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. During the purchase price allocation period (one year from the business combination date), the Company records adjustments to the assets acquired and liabilities assumed based on additional information received with the corresponding offset to goodwill. In addition, there are contingencies based on earnings (commonly referred to as earnouts) included in some of the Company’s purchase agreements entered into during 2008. The earnout is recorded as it is earned over the contingency period, which is generally one to three years from the business combination date. With the exception of unresolved income tax matters or the earnout of contingent consideration, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in the Company’s operating results in the period in which the adjustment is determined.

Cash and Cash Equivalents

The Company considers all highly liquid, fixed income investments with maturities of three months or less at the time of acquisition to be cash equivalents.

Accounts Receivable

The Company accounts for accounts receivable in accordance with ASC Topic 310 Receivables. In accordance therewith, the allowance for doubtful accounts is deducted from the accounts receivable balance.

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense in the consolidated statements of operations. The provision for doubtful accounts and notes was approximately $15,000 and $83,000 as of December 31, 2010 and 2009, respectively. In addition, bad debt expense was approximately $(34,000) and $44,000 for the years ended December 31, 2010 and 2009, respectively.

Accounts receivable also includes recoverable contract costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed. Contract costs consist primarily of labor and travel expenses. See Note 3 for further discussion.

Certificates of Deposit

Certificates of deposit are short term investments that are carried at their fair values.

Available-for-Sale Securities

The Company classifies all investments in freely tradable equity securities as available-for-sale in accordance with ASC Topic 320 Investments—Debt and Equity Securities and our intentions regarding these instruments. Investments in equity securities of public companies continue to be accounted for using the fair value method as long as there is a market in the stock that provides readily determinable fair values for these securities. These investments are adjusted to fair value at the end of each quarter. Unrealized gains and losses are reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Realized gains and losses from the sale of available-for-sale securities are determined on the first-in first-out (“FIFO”) method of accounting and are included as a component of other (income) expense in the consolidated statements of operations for the year ended December 31, 2010 and the three months ended December 31, 2009.

Should management determine that an available-for-sale security has an other-than-temporary decline in fair value, the Company recognizes the investment loss in the consolidated statement of operations. Available-for-sale securities were evaluated for other-than-temporary impairment at December 31, 2010. See Note 4 for further discussion.

Cost Method Investments

The Company classifies its investments in equity securities of noncontrolled entities that do not have readily determinable fair values as cost method investments in accordance with ASC Subtopic 325-20 Cost Method Investments. Cost method investments were reclassified to non-current assets during 2010 in accordance with the Company’s intent and ability regarding liquidity of the investments.

Individual securities classified as cost method investments remain at cost basis unless there is a permanent impairment. The Company determines whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the impairment will be included in earnings as a realized loss. The new cost basis cannot be adjusted upwards for subsequent recoveries in fair value. Realized gains and losses from the sale or impairment of cost method investments are determined on the FIFO method of accounting and are included as a component of other (income) expense in the consolidated statements of operations for the year ended December 31, 2010 and the three months ended December 31, 2009.

Cost method investments were considered for impairment at December 31, 2010. The Company determined that two of its cost method investments had suffered a decline in fair value below that of their respective carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its cost method investments of approximately $468,000 for the year ended December 31, 2010.

Equity Method Investments

The Company evaluated its investment in Verdant Ventures under ASC Topic 810 Consolidation and concluded that this investment does not meet the requirements for consolidation. This investment has been recorded as an equity method investment in the consolidated balance sheet as of December 31, 2010. Management changed the classification of this investment from the cost method to the equity method in the current period as a result of having obtained new information. Any adjustments made to the accompanying financial statements as a result of this change in classification were immaterial. The Company’s share of Verdant Venture’s net loss was $(25,856) for the year ended December 31, 2010, which is included as a component of other (income) expense in the consolidated statements of operations. This investment has been classified as a non-current asset in accordance with the Company’s intent and ability regarding liquidity of the investment. See Note 5 for a more detailed discussion of the Verdant Ventures transaction.

Note Receivable

The Company holds a $1,500,000 note receivable from a privately held company. The note was received in exchange for the sale of certain of the Company’s investments in January 2009. The note bears interest at 7% per annum and does not require the payment of such interest or the principal amount of the note until maturity of the note on December 31, 2012. The Company recorded $104,000 and $96,000 of accrued interest income on the note for the years ended December 31, 2010 and 2009, respectively. The note is collateralized by a security interest in certain property located in Pasco County, Florida.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets of between 3 and 39.5 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. The Company believes that no unrecorded impairment of fixed assets exists at December 31, 2010. See Note 7 for impairment discussion.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included as a component of other (income) expense in the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the assets acquired in connection with certain of the Company’s acquisitions. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of the Company’s acquisitions. In accordance with ASC Topic 350 Intangibles—Goodwill and Other, goodwill and intangible assets determined to have indefinite lives are not subject to amortization.

Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Intangible assets with finite lives are amortized over their estimated useful lives. See Note 8 for impairment discussion.

Impairment of Long-lived Assets

Long-lived assets are tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In conducting its impairment test, the Company compares the fair value of each of its reporting units to the related book value. If the fair value of a reporting unit exceeds its net book value, long-lived assets are considered not to be impaired. If the net book value of a reporting unit exceeds it fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment test using balances as of December 31, unless there are triggering events earlier in the year.

Derivative Liability

ASC Topic 815 Derivatives and Hedging requires bifurcation of embedded derivative instruments and measurements of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes option pricing model. As discussed in Notes 10 and 12, the Company has certain derivative warrants with a variable exercise price. The Company considered the use of a Binomial model, but determined that the probability of the exercise price adjusting downward was remote. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded in as a component of other (income) expense in the consolidated statements of operations.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom (“UK”) operations is that country’s local currency. The Company translates the assets and liabilities of its UK subsidiary into U.S. Dollars at the exchange rates in effect at the end of each reporting period. Revenues and expenses of the Company’s UK operations are translated into U.S. Dollars using weighted average exchange rates during the period. Through September 30, 2009, the effects of foreign currency translation adjustments were reported as a component of investment company equity. Beginning October 1, 2009, the translation adjustments are included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Foreign currency transaction gains and losses are included in other (income) expense in the consolidated statements of operations for the year ended December 31, 2010 and the three months ended December 31, 2009 and are immaterial for these periods.

Revenue Recognition

The Company reorganized into two new lines of business, all working under the Innovaro brand: Strategic Services—driven by Strategos, an advanced innovation consultancy; and Technology Services—online platforms, partnering services, global licensing, technology transfer services, futures and trends, research, information services and IP consulting.

Strategic Services

The Company has revenues from fixed fee contracts for the sale of strategic consulting services. These revenues are recognized on a pro rata basis based upon costs incurred to date compared to total estimated contract costs. Prior to the commencement of a client engagement, the Company and the client agree on fees for services based upon the scope of the project, staffing requirements and the level of client involvement. Total revenues are comprised of professional fees for services rendered to clients and exclude applicable taxes. The Company bills clients for services and expenses incurred in accordance with the terms of the client engagement agreement.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services (included as a component of accounts receivable) or deferred revenue in the consolidated balance sheets. Client prepayments and retainers are classified as deferred revenue and recognized in future periods when earned.

Revenues from strategic consulting services are also provided on a time-and-expense basis. Time-and-expense billing arrangements generally require the client to pay based on the number of hours worked by our consulting professionals at agreed-upon rates. Time-and-expense revenues are billed and recognized as incurred.

Technology Services

Revenues from the sale of subscriptions to the Company’s online marketplaces, information services websites and online futures programs are initially deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

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

Direct Costs of Revenue

Direct costs of revenue consist of direct costs related to the Company’s strategic services and technology services segments. Direct costs of revenue include salaries and related taxes, bonuses and commissions, certain outside services, business development costs, royalties and other direct project costs.

Research and Development

In accordance with ASC Subtopic 985-20 Costs of Software to Be Sold, Leased, or Marketed, the Company expenses all costs incurred to establish the technological feasibility of a computer product to be sold, leased, or otherwise marketed as research and development costs. Research and development costs incurred to date have been expensed in the accompanying statements of operations as the Company’s innovation management software platform has not reached technological feasibility.

Stock-Based Compensation

At December 31, 2010, the Company had two stock-based equity compensation plans, which are described more fully in Note 14.

The Company accounts for stock option grants in accordance with ASC Topic 718 Compensation—Stock Compensation. Stock-based compensation cost recognized during the years ended December 31, 2010 and 2009 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with Topic 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company uses the Black-Scholes option pricing model to estimate fair value of stock option grants at the grant date.

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

Certain guidance located within ASC Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the years ended December 31, 2010 and 2009.

The Company does not have any income tax benefit related to its net loss from operations in 2010 and 2009, nor does it have a deferred tax asset related to its net operating loss carryforward, because of a 100% valuation allowance. The Company does have an income tax benefit from the reversal of a deferred tax liability related to the impairment and amortization of certain indefinite-lived intangible assets for the years ended December 31, 2010 and 2009.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation from Investment Company Activity

Realized gains or losses through September 30, 2009 were measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation of investments through September 30, 2009 reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Reclassifications

In connection with the change in the Company’s business segments, certain reclassifications have been made to the 2009 balances to conform to the 2010 financial statement presentation. Reclassifications were made to revenue to conform to the Company’s new line of business segments. Reclassifications were also made to expenses to move direct costs associated with these business lines into direct costs of revenue. In addition, the Company reclassified its derivative liabilities to a non-current asset for both years ended December 31, 2010 and 2009 as management determined this treatment to be more appropriate given the nature of the liability. There was no effect on net loss or earnings per share from these reclassifications for all periods presented.

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

Components of basic and diluted per share data are as follows:

	Year Ended Dec 31, 2010	Three Months Ended Dec 31, 2009	Nine Months Ended Sept 30, 2009
Weighted average outstanding shares of common stock	13,288,179	11,605,373	11,257,663
Dilutive effect of stock options and warrants	—	—	—

Common stock and common stock equivalents	13,288,179	11,605,373	11,257,663

Shares excluded from calculation of diluted EPS(1)	2,751,648	1,739,150	1,014,400

(1)	These shares attributable to outstanding common stock options and warrants were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss/ net decrease in net assets from operations during the period.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, certificates of deposit, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and derivative liabilities. The fair value of accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The estimated fair value of the Company’s long-term debt at December 31, 2010 and 2009 is not materially different from its carrying values of $5.8 million and $6.3 million, respectively. The fair value of certificates of deposit, available-for-sale securities and derivative liabilities are determined as described in Note 6.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company hasn’t experienced any losses related to these balances. All of the non-interest bearing cash balances were insured at December 31, 2010 due to a temporary federal program in affect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance will revert to $250,000 per depositor at each financial institution, and the non-interest bearing cash balances may again exceed federally insured limits. As of December 31, 2010, the Company did not hold any amounts in interest-bearing accounts.

The Company had two major customers during the year ended December 31, 2010 and one major customer during the year ended December 31, 2009. Major customers, those generating greater than 10% of total revenue, accounted for approximately 28% and 10% of the Company’s revenue during the years ended December 31, 2010 and 2009, respectively. Major customers relate to the strategic services business segment for both years ended December 31, 2010 and 2009. In addition, two customers accounted for approximately 52% of accounts receivable at December 31, 2010.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with ASC Topic 275 Risks and Uncertainties requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, the valuation and impairment of certain investments, stock-based compensation, the valuation and impairment of goodwill and intangible assets, and the derivative liabilities. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued new guidance that establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of this guidance is limited to research and development arrangements and requires an entity to record the milestones payment in its entirety in the period received if the milestone meets all necessary criteria to be considered substantive. This guidance is effective for fiscal years and interim periods beginning June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact in the Company’s operations or financial condition as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

3. Accounts Receivable

Accounts receivable consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Trade accounts receivable	$1,408,047	$1,463,730
Less: allowance for doubtful accounts	(14,926)	(82,755)
Contracts in process	214,734	—
Unbilled client costs	403,333	100,573

Total accounts receivable	$2,011,188	$1,481,548

Contracts in process consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Contract costs and estimated profits on uncompleted contracts	$3,712,143	$947,061
Less advances and progress payments	3,497,409	980,000

Total contracts in process	$214,734	$(32,939)

Contracts in process of $(32,939) are included in deferred revenue as of December 31, 2009.

4. Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with ASC Topic 320 Investments—Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of December 31, 2010 and 2009.

		Unrealized(1)		Realized Losses
	Cost	Gain	Loss		Fair Value
As of December 31, 2010	$225,400	$129,132	$(93)	$(183,300)	$171,139

As of December 31, 2009	$800,746	$282,684	$(353,630)	$—	$729,800

(1)	The net unrealized gain (loss) is included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Proceeds from the sale of available-for-sale securities were approximately $342,000 and $453,000 for the year ended December 31, 2010 and the three months ended December 31, 2009, respectively. As of December 31, 2010, one of our five total available-for-sale securities was in an unrealized loss position. Gross realized gain (loss) as a result of the sale of available-for-sale securities was approximately $79,000 and $20,000 for the year ended December 31, 2010 and the three months ended December 31, 2009, respectively.

The Company recognized a loss from the impairment of certain available-for-sale securities of approximately $520,000 for the year ended December 31, 2010. $146,000 of the loss related to certain warrants classified as available-for-sale securities that the Company determined were permanently impaired and subsequently expired unexercised. The remaining $374,000 loss related to three securities that had significant unrealized losses that were written off in the third quarter of 2010 as a result of management’s determination that these losses were other-than-temporary. The realized loss is included as a component of other (income) expense in the consolidated statement of operations for the year ended December 31, 2010.

Unrealized gain (loss) on available-for-sale securities for the year ended December 31, 2010 and the three months ended December 31, 2009 are shown in the accompanying statement of changes in equity net of the reclassification adjustment. Disclosure of the gross amounts of the current period gain (loss) and amounts that were reclassified out of accumulated other comprehensive income (loss) into earnings are as follows:

	Year Ended December 31, 2010	Three Months Ended December 31, 2009
Unrealized holding gain (loss) arising during the period	$(16,961)	$(70,946)
Add back: reclassification adjustment for net gains included in net income	216,947	—

Unrealized gain (loss) from available-for-sale securities, net	$199,986	$(70,946)

5. Equity Method Investments

On April 14, 2010, the Company entered into a limited liability company agreement to form Verdant Ventures Advisors, LLC (“Verdant Ventures”). Under this agreement, the Company made an investment of 243,933 shares of the Company’s common stock worth $1,000,125 in exchange for a 15% ownership in Verdant Ventures. The Company accounts for Verdant Ventures under the equity method of accounting due to the capital account structure of the investee. Verdant Ventures operates as an independently managed technology transfer venture fund. John Micek, one of the Company’s directors, is managing partner of Verdant Ventures, as well as a member of two limited liability companies that are also parties to the limited liability company agreement of Verdant Ventures. Pursuant to the agreement, the Company is not required to make any additional capital contributions or loans to Verdant Ventures and is not involved in its management. Verdant Ventures may sell up to one-third of the Company’s contributed shares each year during a three-year period from the date the Company first contributed the shares.

As a result of the substantial decline in our stock price during 2010, the Company recorded an impairment loss to its investment in Verdant Ventures of approximately $671,000. This realized loss is included as a component of other (income) expense in the consolidated statement of operations for the year ended December 31, 2010.

6. Fair Value Measurements

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2010 and December 31, 2009 are as follows:

	Fair Value Measurements at December 31, 2010 Using		Fair Value Measurements at December 31, 2009 Using
	Level 2	Total	Level 2	Total
Assets:
Certificates of deposit	$—	$—	$492,246	$492,246
Available-for-sale securities	171,139	171,139	729,800	729,800

Total assets	$171,139	$171,139	$1,222,046	$1,222,046

Liabilities:
Derivative liabilities	$(1,140,005)	$(1,140,005)	$(664,972)	$(664,972)

Total liabilities	$(1,140,005)	$(1,140,005)	$(664,972)	$(664,972)

The Company’s investments in certificates of deposit and available-for-sale securities are classified within Level 2 of the fair value hierarchy. The equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available are based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale. The Company utilizes the market approach in determining the fair value of these securities.

The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility. The Black-Scholes model employs the market approach in determining fair value.

7. Fixed Assets

The Company recorded impairment of approximately $1,438,000 to certain of its land, building and building improvements during 2010. The commercial real estate market for certain property has taken a significant downturn that is not expected to reverse in the near future. As a result, management determined that the decrease in the fair value of the property was other-than-temporary. The amount of the impairment was determined based on third party valuations of the respective property. This impairment expense is included as a component of impairment loss in the consolidated statement of operations for the year ended December 31, 2010.

Fixed assets consist of the following:

	December 31,
	2010	2009
Furniture and Fixtures	$284,630	$316,250
Computer Equipment	733,964	651,948
Leasehold Improvements	9,085	9,085
Building	1,854,357	2,169,128
Building Improvements	1,554,742	1,824,546
Land	3,535,120	4,388,625

	7,971,898	9,359,582
Less: Accumulated Depreciation	(1,235,331)	(971,319)

	$6,736,567	$8,388,263

Depreciation expense was approximately $277,000 and $215,000 for the years ended December 31, 2010 and 2009, respectively.

8. Goodwill and Intangible Assets

In accordance with ASC Topic 350 Intangibles—Goodwill and Other, goodwill is not subject to amortization. Goodwill and indefinite-lived assets are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for impairment by comparing the carrying values of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. Management engages an independent valuation firm as needed to assist in its impairment assessment reviews. The Company determines the fair value of its reporting units primarily by comparing the reporting unit to similar business ownership interests that have been sold. The Company also uses comparative price-to-book multiples and other factors to corroborate the reasonableness of the conclusion.

In accordance with Topic 350, management performs interim assessments of goodwill if impairment indicators are present. One such indicator is an adverse change in the business climate. The Company’s stock price declined significantly subsequent to June 30, 2010. A decline in stock price may be an indicator of an adverse change in business climate. In addition, a decline in stock price affects the Company’s market capitalization and may affect fair value measurements for the Company’s reporting units.

At the end of the third quarter of 2010, management concluded that the decline in the Company’s stock price was other than temporary. This conclusion, coupled with the severity of the decline, triggered a review for impairment outside of the Company’s next scheduled annual impairment evaluation date of December 31, 2010. Due to the reduction in the Company’s market capitalization, third party valuation reports were performed to determine the fair value of the respective reporting units. As a result of the reduction in the fair value of the reporting units, management determined that the implied fair value of its goodwill and intangible assets was less than their carrying values by approximately $10.3 million. The Company recognized goodwill impairment of approximately $9.4 million and intangible assets impairment of approximately $971,000. The $10.3 million impairment expense is included as a component of impairment loss in the consolidated statement of operations for the year ended December 31, 2010. The Company determined that no additional impairment exists at December 31, 2010.

The state of the economy early in 2009 contributed to potential Social Technologies’ clients focusing on short-term survival rather than long-term foresight planning. As a result, management terminated the majority of this division’s employees in favor of an independent, network-based approach in an effort to reduce overhead. Management concluded that this division suffered a significant adverse change in the business, which included a projection of continuing operating and cash flow losses, which triggered an interim impairment test as of June 30, 2009. The Company determined that there was impairment of this division’s purchased intangible assets of $1.0 million and impairment of the division’s goodwill of $1.3 million. This impairment loss is included in the Company’s consolidated statement of operations for the year ended December 31, 2009.

The following table presents goodwill and intangible assets as of December 31, 2010 and 2009.

		2010			2009
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Trade names/ trademarks/ websites	5.0 years	$657,902	$511,979	$145,923	$674,293	$438,574	$235,719
Proprietary software/ processes/ know-how	6.1 years	2,410,000	1,021,288	1,388,712	3,172,396	807,598	2,364,798
Non-compete agreements	3.4 years	700,574	534,793	165,781	709,862	324,701	385,161
Customer list	7.3 years	3,070,474	1,173,314	1,897,160	3,749,493	833,054	2,916,439

Total amortizable intangible assets, net				3,597,576			5,902,117
Infinite-lived intangible assets:
Trade names				2,577,216			2,590,184

Total intangible assets, net				$6,174,792			$8,492,301

Goodwill				$6,407,640			$15,874,139

The changes to the net carrying value of goodwill by business segment for the years ended December 31, 2010 and 2009 are as follows:

	Strategic Services	Technology Services	Total
Balance as of December 31, 2008	$5,673,548	$9,572,595	$15,246,143
Increases due to acquisitions and earnouts	1,485,783	136,701	1,622,484
Impairment	—	(1,325,767)	(1,325,767)
Translation adjustment	140,765	190,514	331,279

Balance as of December 31, 2009	7,300,096	8,574,043	15,874,139
Increases due to acquisitions and earnouts	43,680	—	43,680
Impairment	(3,891,678)	(5,469,482)	(9,361,160)
Translation adjustment	(65,200)	(83,819)	(149,019)

Balance as of December 31, 2010	$3,386,898	$3,020,742	$6,407,640

The changes to the net carrying value of intangible assets by business segment for the years ended December 31, 2010 and 2009 are as follows:

	Strategic Services	Technology Services	Total
Balance as of December 31, 2008	$7,916,395	$2,747,580	$10,663,975
Amortization	(1,067,838)	(335,529)	(1,403,367)
Impairment	—	(1,042,692)	(1,042,692)
Translation adjustment	218,231	56,154	274,385

Balance as of December 31, 2009	7,066,788	1,425,513	8,492,301
Amortization	(1,016,445)	(234,013)	(1,250,458)
Impairment	(971,469)	—	(971,469)
Translation adjustment	(74,101)	(21,481)	(95,582)

Balance as of December 31, 2010	$5,004,773	$1,170,019	$6,174,792

Finite-lived intangible assets are being amortized over the estimated useful lives of the respective assets, which range between three and twelve years. Total amortization expense related to intangible assets was approximately $1,250,000 and $1,401,000 for the years ended December 31, 2010 and 2009, respectively.

The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is as follows:

For the years ending December 31,
2011	$1,040,073
2012	897,936
2013	822,468
2014	574,690
2015	177,289
Thereafter	85,120

Total	$3,597,576

9. Severance Liability

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

This transaction was accounted for in accordance with ASC Topic 810 Consolidation. The Company recognized a noncontrolling interest in the amount of $532,132, as determined by the carrying value of Company’s investment in Cortez. The Company also recorded $17,868 as additional paid-in capital for the excess of the liability reduction of $550,000 over the adjustment to the carrying amount of the noncontrolling interest. In addition, the Company has recognized 32% of the profit or loss from Cortez as net income or loss attributable to noncontrolling interest in the consolidated statement of operations for the year ended December 31, 2010.

10. Long-term Debt

The Company had the following long-term debt at December 31, 2010 and 2009:

	December 31,
	2010	2009
$3,000,000 note payable, bank, due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013; collateralized by the Company’s corporate office building and related land	$2,867,215	$2,921,541
$1,750,000 note payable, due in quarterly installments of interest in arrears at 8.00% with principal due in full on October 22, 2013; less applicable debt discount (discussed below); collateralized by a security interest in 68% of one of the Company’s subsidiaries, which owns undeveloped land in Hernando County, Florida	1,011,064	1,230,506
$1,500,000 note payable, due in monthly installments of interest at 7.00% with principal due in full on October 1, 2015; collateralized by undeveloped land in Hillsborough County, Florida	1,250,000	1,250,000
$600,000 note payable, bank, due in monthly installments of $14,420 including principal and interest at 7.09% through November 2011	311,672	456,613
$450,000 bank revolving line of credit, due in monthly installments of interest of 5.25%; collateralized by certificates of deposit	—	250,000
$200,000 short term related party promissory note, due in full by February 27, 2011 including interest at 3.50% plus 3.0 points(1)	200,000	—
Capital leases on computer equipment, due in monthly installments of up to $1,635 expiring through July 2010, imputed interest rates of between 9.5% and 16.3%	8,761	45,015
Insurance financing, due in monthly installments of $11,376 and $9,711 including principal and interest at 5.44% and 5.83% through July 2010 and September 2009, respectively	77,593	85,324
$75,000 bank credit card financing, due in monthly installments of interest at 11.99%	—	16,729
$50,000 bank credit card financing, due in monthly installments of interest at 7.74%	43,774	48,524
$25,000 bank credit card financing, due in monthly installments of interest at 6.5%	22,058	25,000

Total long-term debt	5,792,137	6,329,252
Less current maturities	433,964	975,360

Non current portion	$5,358,173	$5,353,892

(1)	Subsequent to December 31, 2010, this related party note was paid in full.

Payments required for the next five years on the long-term debt balance as of December 31, 2010 are as follows:

For the years ending December 31,
2011	$434,335
2012	1,360,396
2013	2,747,777
2014	—
2015	1,250,000

5,792,508
Less imputed interest on capital lease obligations	(371)

$5,792,137

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

Pursuant to a February 26, 2010, Substitution of Collateral Agreement and a Membership Interest Pledge Agreement and Release of Mortgage, the Lender’s security interest in the Collateral was released and replaced by a security interest in 68 Units, constituting 68% of the outstanding membership interests of Cortez. The Note was amended and restated to provide that the Company and UTEK Real Estate must pay down $500,000 of the indebtedness to the Lender within 60 days. At Innovaro’s request, the Lender subsequently extended the repayment date for the $500,000 payment, which was made in accordance with this extension on July 12, 2010.

Interest is payable on the outstanding principal amount of the Note on a quarterly basis, in arrears, at an annual rate of 8.00%. The entire principal amount outstanding and all accrued interest is payable in full on October 22, 2012. The entire principal amount outstanding may be repaid earlier at the discretion of the Company, subject to certain prepayment penalties. The Note also includes customary event of default provisions, including the failure to make timely payments, material misrepresentations, change of control of the Company, defaults on other obligations in excess of $100,000, the grant of a senior security interest on the property securing this loan, the liquidation of the Company, bankruptcy and certain judicial judgments.

As additional consideration for this loan, the Company also entered into a Warrant Agreement with the Lender to allow the Lender to purchase up to 437,500 shares of the Company’s common stock at any time until October 22, 2014 at an exercise price of $4.48 per share. The exercise price is subject to certain conditions and adjustments that make the exercise price variable prior to the issuance of the Company’s common stock pursuant to the Warrant Agreement. The exercise price of the warrants was subsequently adjusted down to $0.01.

The Company determined that the embedded feature (ratchet down of exercise price) in the warrants is not indexed to the Company’s own stock due to the variability in the exercise price of the warrants and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for pursuant to ASC Topic 815 Derivatives and Hedging. The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument, for which we employed the following assumptions at inception and for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009	October 22, 2009
Expected dividend yield	0%	0%	0%
Expected volatility	54%	39%	39%
Risk-free interest rate	2.01%	2.69%	2.39%
Expected life of options	3.8 years	4.8 years	5.0 years
Fair value	$1.42	$1.52	$1.27

The Company determined the initial value of the derivative instrument to be $554,972 upon issuance of the warrants and recorded a debt discount and offsetting derivative liability. The debt discount is being amortized over the life of the debt, which is three years. The Company recorded interest expense of $280,558 and $35,478 related to the amortization of debt discount for the years ended December 31, 2010 and 2009. In accordance with Topic 815, the derivative liability is required to be adjusted to fair value at the end of each reporting period. The Company recognized a gain (loss) related to this derivative of approximately $44,000 and $(110,000) for the years ended December 31, 2010 and 2009, respectively. The derivative gain is included as a component of other (income) expense in the consolidated statements of operations.

The following shows the components comprising the carrying value of this note:

	December 31,
	2010	2009
Original issue price of note	$1,750,000	$1,750,000
Principal payments	(500,000)	—
Original issue discount	(554,972)	(554,972)
Amortization of discount	316,036	35,478

Carrying value of note	$1,011,064	$1,230,506

11. Accumulated Other Comprehensive Income (Loss)

Components comprising the balance in accumulated other comprehensive income (loss) for the three months ended December 31, 2009 and the year ended December 31, 2010 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at September 30, 2009	$—	$—	$—
Gain (loss) for the period	(70,946)	246,555	175,609

Balance at December 31, 2009	(70,946)	246,555	175,609
Gain (loss) for the period	199,986	(227,673)	(27,687)

Balance at December 31, 2010	$129,040	$18,882	$147,922

12. Securities Offering

On July 8, 2010, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”) with three institutional investors, pursuant to which the Company agreed to issue to the investors in a registered offering 1,481,481 shares (the “Shares”) of the Company’s common stock priced at $2.565 per share along with Series A warrants to purchase up to 1,481,481 shares of common stock with an exercise price of $3.43 per share of common stock and Series B warrants to purchase up to 893,519 shares of common stock with an exercise price of $0.01 per share of common stock. These securities were offered pursuant to our effective shelf registration statement on Form S–3 (File No. 333—165859).

On July 9, 2010, the Company entered into an amendment to the Securities Purchase Agreement with each of the investors to increase the exercise price of the Series A warrants to be issued in connection therewith from $3.43 per share to $3.49 per share. The Series A warrants are exercisable for a five-year period commencing nine months after the date of their issuance. The exercise price of the Series A warrants is subject to certain conditions and adjustments that make the exercise price variable pursuant to the Series A warrant agreement. The exercise price can only adjust downward if the Company issues any securities outside of the Company’s plans described in Notes 14 and 17.

On July 12, 2010, the Company completed the offering contemplated by the Securities Purchase Agreement and raised gross proceeds in connection therewith of approximately $3.8 million before advisory fees and offering expenses.

The Series B warrants are exercisable for a five-year period commencing on the 120 day anniversary of the date of their issuance. The Company determined that the Series B warrants are a component of equity and have been included in the cash proceeds of the securities offering as such. All of the 893,519 Series B warrants were exercised as of December 31, 2010.

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

The Company determined that the embedded feature (ratchet down of exercise price) in the Series A warrants is not indexed to the Company’s own stock due to the variability in the exercise price of the Series A warrants and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for pursuant to ASC Topic 815 Derivatives and Hedging. The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument, for which we employed the following assumptions at inception and for the year ended December 31, 2010:

	December 31, 2010	July 12, 2010
Expected dividend yield	0%	0%
Expected volatility	53%	41%
Risk-free interest rate	2.01%	1.85%
Expected life of options	5.0 years	5.0 years
Fair value	$0.35	$0.45

In accordance with Topic 815, the Company recognized a derivative liability for the value of the Series A warrants granted in conjunction with the Securities Purchase Agreement. The Company determined the value of the derivative instrument to be $661,236 upon issuance of the Series A warrants and recorded a derivative liability which offsets additional paid-in capital. In accordance with Topic 815, the derivative liability is required to be adjusted to fair value at the end of each reporting period. The Company recognized a gain related to this derivative of approximately $143,000 for the year ended December 31, 2010. The derivative gain is included as a component of other (income) expense in the consolidated statement of operations.

13. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments for 2009 are as follows:

	Year Ended December 31,
	2010	2009
Current:
Federal	$—	$—
State	—	—
Foreign	—	—

	$—	$—

Deferred:
Federal	$33,731	$(85,270)
State	3,601	(9,104)
Foreign	(92,913)	(180,685)

	(55,581)	(275,059)

Provision for income taxes	$(55,581)	$(275,059)

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2010	2009
Tax at US statutory rate	$(6,523,582)	$(3,396,646)
State taxes, net of federal benefit	(696,488)	(357,147)
Foreign rate differential	152,054	38,929
Stock options	99,656	202,999
Impairment and amortization of intangible assets	3,522,604	510,508
Other items	(63,686)	—

	(3,509,442)	(3,001,357)
Change in valuation allowance	3,453,861	2,726,298

Provision for income taxes	$(55,581)	$(275,059)

The Company has unrealized gains on available-for-sale securities of $199,986 and foreign currency translation adjustments of $(227,673) for the year ended December 31, 2010. These amounts are included as a component of equity in 2010. Accordingly, these amounts as tax-effected are included in the Company’s valuation allowance, but would not be reflected in the change in the valuation allowance in the accompanying reconciliation of the effective rate to the statutory rate for 2010.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Current
Accrued expenses	$16,228	$19,246
Revenue recognition	(40,863)	48,996

Subtotal current deferred tax asset (liability)	(24,635)	68,242
Non-current
Net operating loss carryforward	11,025,062	11,575,000
Capital loss carryforward	7,056,766	3,350,600
Intangible assets	(2,213,378)	(3,049,271)
Investments	2,617,919	2,330,697
Other	658,357	251,057

Subtotal non-current deferred tax asset (liability)	19,144,726	14,458,083
Total deferred tax asset	19,120,091	14,526,325
Less: valuation allowance	(20,340,778)	(15,829,356)

Net deferred tax liability	$(1,220,687)	$(1,303,031)

The Company is currently subject to examination by federal and state taxing authorities for 2007 and subsequent years. The change in valuation allowance does not correspond to the change reported in the statutory rate reconciliation due to the adjustments to the deferred tax balances related to prior periods.

ASC Topic 740 Income Taxes requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management previously determined that it was more likely than not that the Company’s net operating loss and capital loss carryforwards would not be utilized in the future. Accordingly, a valuation allowance of $20.3 million and $15.8 million was recorded for 2010 and 2009, respectively.

At December 31, 2010, the Company had available U.S. net operating loss carryforwards of approximately $28,370,000, which expire as follows: 2021-$753,000; 2022-$371,000; 2023-$1,645,000; 2024-$69,000; 2025-$3,835,000; 2027-$5,076,000; 2028-$5,423,000; 2029-$7,343,000; and 2030-$3,854,000. The Company has available U.S. capital loss carryforwards of approximately $18,753,000, which expire as follows: 2012-$381,000; 2013-$860,000; 2014-$16,669,000; and 2015-$843,000.

14. Stock-Based Compensation

The Company has two stock-based equity compensation plans at December 31, 2010. The Company adopted a stock option plan in September 1999 (the “1999 Plan”) and a non-qualified stock option plan in February 2000 (the “2000 Plan”). Under the terms of the 1999 Plan, as amended, the Company is authorized to issue options to purchase up to 2,811,274 shares of the Company’s common stock. The options are intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), however, options may be issued under the 1999 Plan, as amended, that do not qualify for incentive treatment under the Code. Under the terms of the 2000 Plan, as amended, the Company is authorized to issue options to purchase up to 315,000 shares of the Company’s common stock. The Company may only issue options under the 2000 Plan that do not qualify for incentive treatment under Section 422 of the Code. Options, under both plans, are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. At December 31, 2010, the Company had 1,226,320 shares available for future stock option grants under existing plans.

Stock-based compensation cost recognized during the years ended December 31, 2010 and 2009 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with ASC Topic 718 Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

Topic 718 requires management to estimate, at the grant date, the number of stock options for which the requisite service is expected to be rendered. The Company applies a forfeiture rate to account for the number of stock options for which the requisite service period is not expected to be rendered. The Company applied a 20% forfeiture rate to stock options issued from 2006 through 2008, and applied a forfeiture rate of between 20% and 40% to stock options issued from 2009 through 2010. Management revised its estimate of the forfeiture rate of its options in 2009 and again in 2010 to account for significant variances between the estimated forfeitures and the actual forfeitures. The revision to the forfeiture rate is accounted for as a change in estimate in accordance with ASC Topic 250 Accounting Changes and Error Corrections and the cumulative effect of approximately $178,000 and $78,000, a reduction in stock-based compensation, was recognized for the years ended December 31, 2010 and 2009, respectively. In addition, the revision to the forfeiture rate caused an additional reduction in stock-based compensation of approximately $587,000 and $376,000 for the years ended December 31, 2010 and 2009, respectively. The change in estimate resulted in a beneficial effect of $0.06 and $0.04 per share on the Company’s net loss per share for the years ended December 31, 2010 and 2009, respectively. In connection with these revisions, stock-based compensation for prospective periods will be reduced by approximately $829,000 over the next 3 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

•	Expected dividend yield—based on the Company’s historical dividend yield.

•	Expected volatility—based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate—based on the US Treasury yield curve in effect at the time of grant.

•

Expected life of options—based on the Company’s historical life of options exercised, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2010 and 2009:

	2010	2009
Expected dividend yield	0%	0%
Expected volatility	42-55%	37-44%
Risk-free interest rate	0.59-1.44%	1.28-1.84%
Expected life of options	4.0 years	4.0 years
Weighted average grant date fair value	$0.51	$1.48

The Company did not have any cash proceeds from the exercise of stock options for the years ended December 31, 2010 and 2009. Total compensation cost related to stock options was approximately $288,000 and $577,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, there was approximately $677,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.

The following table represents stock option activity as of and for the two years ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—December 31, 2008	988,400	$12.09
Granted	776,500	$4.46
Exercised	—
Forfeited/cancelled/expired	(463,250)	$11.19

Options Outstanding—December 31, 2009	1,301,650	$7.86

Granted	681,667	$1.35
Exercised	—
Forfeited/cancelled/expired	(713,150)	$7.71

Options Outstanding—December 31, 2010	1,270,167	$4.45	5.74 years	$227,450

Options Exercisable—December 31, 2010	285,792	$9.11	4.13 years	$3,150

The total grant date fair value of options vested during the years ended December 31, 2010 and 2009 was approximately $622,000 and $544,000, respectively.

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/10	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/10	Weighted Average Exercise Price
$0.77 - $1.60	621,667	$1.12	6.78	30,417	$1.43
$3.97 - $5.05	391,500	4.71	5.67	94,125	4.72
$9.30 - $10.50	182,500	10.31	4.46	91,250	10.31
$13.00 - $13.48	33,500	13.27	0.81	29,000	13.30
$18.40 - $22.04	41,000	19.23	0.53	41,000	19.23

	1,270,167	$4.45	5.74	285,792	$9.11

15. Other (Income) Expense

Components comprising the balance in other (income) expense for the year ended December 31, 2010 and three months ended December 31, 2009 are as follows:

	Year Ended Dec 31, 2010	Three Months Ended Dec 31, 2009
Gain on sale of investments	$(79,451)	$(19,733)
Impairment of investments	1,659,411	—
Share in loss of equity method investment	25,856	—
Derivative (gain) loss	(186,203)	110,000
Rental income	(178,404)	(40,064)
Other	(91,411)	19,528

Other (income) expense	$1,149,798	$69,731

16. Employee Benefit Plan

On February 1, 2009, the Company adopted the UTEK Corporation 401k Plan (the “401k Plan”). The 401k Plan allows employees who satisfy the service requirements of the 401k Plan, which include being 21 years of age and having three months of service, to contribute pre-tax wages to the 401k Plan, subject to legal limits. The Company matches 100% of the first 3%, and 50% of the second 2%, of compensation contributed by employees. The Company’s contributions vest immediately and were approximately $161,000 and $170,000 for the years ended December 31, 2010 and 2009, respectively.

17. Restricted Stock Plan

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

18. Segment Reporting

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

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. We have reorganized into two new lines of business, all working under the Innovaro brand: Strategic Services—driven by Strategos, an advanced innovation consultancy and Technology Services—online platforms, partnering services, global licensing, technology transfer services, futures and trends, research, information services and IP consulting. As a result, business segment information for the year ended December 31, 2009 has been restated to reflect the new business segments.

The Company has two reportable geographical operating segments: United Kingdom and the United States. The United Kingdom segment includes the Company’s wholly owned subsidiary Innovaro Europe, Ltd. and the United States segment includes Innovaro, Inc. and UTEK Real Estate.

A summary of revenue and other financial information by reportable geographical operating segment is shown below:

	United Kingdom	United States	Consolidated
Long-lived assets December 31, 2010	$1,711,729	$17,607,270	$19,318,999
Total assets December 31, 2010	1,796,827	22,857,593	24,654,420
Long-lived assets December 31, 2009	5,887,520	26,867,183	32,754,703
Total assets December 31, 2009	6,411,846	33,919,335	40,331,181

	For the Year Ended December 31, 2010
	United Kingdom		United States		Consolidated
Revenue	$644,448		$12,451,678		$13,096,126
Income (loss) before income taxes	(3,486,700	)(1)	(15,706,399	)(2)	(19,193,099)
Depreciation and amortization	345,635		1,181,709		1,527,344

	For the Year Ended December 31, 2009
	United Kingdom	United States		Consolidated
Revenue / Income from operations	$1,875,221	$8,902,282		$10,777,503
Income (loss) before income taxes	(648,825)	(9,590,891	)(3)	(10,239,716)
Depreciation and amortization	434,286	1,181,578		1,615,864

(1)	The Company recognized a $2.9 million impairment loss for the United Kingdom segment during 2010.

(2)	The Company recognized a $8.9 million impairment loss for the United States segment during 2010.

(3)	The Company recognized a $2.4 million impairment loss for the United States segment during 2009.

The Company also has business segments for which certain information can be reported. These reportable business segments include Strategic Services and Technology Services. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of revenue and other financial information by reportable business segment is shown below:

	For the Year Ended December 31, 2010
	Strategic Services		Technology Services		Administrative and Other	Total
Revenue	$9,783,318		$3,312,808		$—	$13,096,126
Loss before income taxes	(1,792,324	)(1)	(8,919,398	)(2)	(8,481,377)	(19,193,099)

	For the Year Ended December 31, 2009
	Strategic Services		Technology Services	Administrative and Other	Total
Revenue / Income from operations	$6,833,990		$3,883,909	$59,604	$10,777,503
Income (loss) before income taxes	(3,712,017	)(3)	(907,982)	(5,619,717)	(10,239,716)

(1)	The Company recognized a $4.9 million impairment loss for the strategic services segment during 2010.

(2)	The Company recognized a $5.5 million impairment loss for the technology services segment during 2010.

(3)	The Company recognized a $2.4 million impairment loss for the strategic services segment during 2009.

19. Commitments and Contingencies

Employment Contracts

The Company’s strategic services business in recent years has largely been dependent on the efforts of certain key consulting professionals whose employment contracts with the Company expire in April 2011. If the Company is not successful in retaining these consulting professionals or hiring similarly qualified and skilled consulting professionals to replacement them, then the Company may not be able to maintain the level of strategic services revenue it has generated in recent years.

The Company has various other employment agreements with certain of its executive officers and other employees, some of which were entered into in connection with the acquisitions made by the Company during 2008. Obligations under these employment agreements total $643,000 for the year ending December 31, 2011. In addition, certain agreements provide for discretionary bonuses and severance packages.

Bonus Plans

The Company has a Strategos Bonus Plan for qualifying Strategos division employees. The award pool is determined from eligible earnings and aggregate revenues and is limited to the extent required to permit Strategos to maintain sufficient operating cash. Awards are to be paid out by December 15th, but not later than December 31st, of each year and are accrued on a quarterly basis. Approximately 85% to 90% of Strategos net income is required to be paid out in connection with this bonus plan. The Company recognized bonus expense of approximately $3.3 million and $1.7 million in connection with the Strategos Bonus Plan during the years ended December 31, 2010 and 2009, respectively. The Company is currently in the process of modifying the Strategos Bonus Plan.

Operating Leases

The Company leases its office facilities and certain equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense charged to operations was approximately $473,000 and $442,000 for the years ended December 31, 2010 and 2009, respectively.

The Company leases the office space for its corporate headquarters from Ybor City Group, Inc., a subsidiary of UTEK Real Estate. In connection with the consolidation of UTEK Real Estate as of October 1, 2009, the rent expense associated with this lease is eliminated as an intercompany transaction.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2011	$110,641
2012	29,929
2013	24,191

$164,761

20. Related Party Transactions

During December 2010, the Company borrowed $200,000 for operations from one of its directors, Mark Berset, under a promissory note. This note was subsequently repaid in full on February 21, 2011 including interest at 3.5% and 3.0 points. This transaction is not necessarily indicative of amounts, terms and conditions that the Company may have received with unrelated third parties.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Information about our directors may be found under the caption “NOMINEES” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end. Information about our executive officers may be found under the caption “EXECUTIVE OFFICERS” in the Proxy Statement. Information about the audit committee may be found under the captions “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES” and “MEMBERSHIP ON BOARD COMMITTEES” in the Proxy Statement. Information about beneficial ownership may be found under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. All of the aforementioned information is incorporated herein by reference.

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

The information set forth under the caption “SECURITY OWNERSHIP” and in Proposal 3 under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following Financial Statements of Innovaro, Inc. are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the year ended December 31, 2010, the three months ended December 31, 2009 and the nine months ended September 30, 2009

•	Consolidated Statements of Changes in Equity for the year ended December 31, 2010, the three months ended December 31, 2009 and the nine months ended September 30, 2009

•	Consolidated Statements of Cash Flows for the year ended December 31, 2010, the three months ended December 31, 2009 and the nine months ended September 30, 2009

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(b) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934:

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999. (Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.3	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.4	Certificate of Amendment to Certificate of Incorporation dated July 23, 2001, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on April 1, 2002.)

3.5	Certificate of Amendment to Certificate of Incorporation dated June 12, 2007, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 6, 2007.)

3.6	Certificate of Amendment to By-Laws dated February 26, 2008. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed on March 10, 2009.)

3.7	Certificate of Amendment to Certificate of Incorporation dated July 8, 2010, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on November 12, 2010.)

4.1	Form of Series A Warrants to Securities Purchase Agreement dated as of July 8, 2010. (Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on July 9, 2010.)

4.2	Form of Series B Warrants to Securities Purchase Agreement dated as of July 8, 2010. (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 8, 2010.)

10.1	Innovaro Amended and Restated Employee Stock Option Plan. (Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement filed on April 16, 2010.)

10.2	UTEK Corporation Amended and Restated Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit C to the Company’s Proxy Statement filed on April 29, 2004.)

10.3	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2005.)

10.4	Innovaro Restricted Stock Plan. (Incorporated by reference to Exhibit B filed with the Company’s Proxy Statement filed on April 16, 2010.)

10.5	Employment Agreement between UTEK Corporation and Sam Reiber dated February 5, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2010.)

10.6	Employment Agreement between UTEK Corporation and Peter Skarzynski dated April 17, 2008. (Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed on March 22, 2010.)

10.7	UTEK – Strategos Bonus Plan dated April 10, 2008. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 22, 2010.)

10.8	Separation Agreement between UTEK Corporation and Clifford M. Gross, Ph.D. dated April 8, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 13, 2009.)

10.9	Separation Agreement and Release between Innovaro, Inc. and Doug Schaedler dated August 23, 2010. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 12, 2010.)

10.10	Consulting Agreement between Innovaro, Inc. and Asa Lanum of The CTO Group dated August 13, 2010. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 12, 2010.)

10.11	Note and Warrant Purchase Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2009.)

10.12	$1,750,000 Promissory Note between UTEK Corporation, UTEK Real Estate Holdings, Inc. and Gators Lender, LLC dated October 22, 2009. (Incorporated by Reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 28, 2009.)

10.13	Warrant Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibits 10.3 to the Company’s Form 8-K filed on October 28, 2009.)

10.14	Absolute Guaranty of Payment and Performance by Cortez 114, LLC, Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc. and UTEK Europe, Ltd. in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 28, 2009.)

10.15	Mortgage and Security Agreement by Cortez, LLC for the benefit of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 28, 2009.)

10.16	Environmental Indemnity Agreement by UTEK Corporation, UTEK Real Estate Holdings, Inc. and Cortez 114, LLC in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 28, 2009.)

10.17	Substitution of Collateral Agreement among UTEK Corporation, UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 5, 2010.)

10.18	Membership Interest Pledge Agreement among UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 5, 2010.)

10.19	Amended and Restated Promissory Note made by UTEK Real Estate Holdings, Inc. in favor of Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 5, 2010.)

10.20	Release of Mortgage by Gators Lender, LLC for the benefit of Cortez 114, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 5, 2010.)

10.21	$3,000,000 Promissory Note between Ybor City Group, Inc. and The Bank of Tampa dated May 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 22, 2010.)

10.22	$1,500,000 Mortgage and $1,500,000 Mortgage Note between Ybor City Group, Inc. and Jacob M. Buchman, Trustee dated September 30, 2005. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 22, 2010.)

10.23	Note and Mortgage Modification Agreement between Ybor City Group, Inc., 22nd Street of Ybor City, Inc., and ABM of Tampa Bay, Inc. and Jacob M. Buchman, Trustee dated February 16, 2007. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 22, 2010.)

10.24	Limited Liability Company Agreement for Verdant Ventures Advisors, LLC dated April 14, 2010 by among Verdant Ventures Managers, LLC, Silicon Prairie Partners, LLC and UTEK Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 10, 2010.)

10.25	Securities Purchase Agreement dated July 8, 2010 by and among UTEK Corporation and three institutional investors. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2010.)

10.26	Form of Amendment to Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on July 9, 2010.)

10.27*	Amendment to the Amended and Restated Stock Purchase Agreement dated December 3, 2010 by and among Strategos, Inc. and Innovaro, Inc.

10.28*	Promissory Note and Assignment and Security Agreement between Innovaro, Inc and Mark Berset dated December 27, 2010.

11.1	Computation of per share earnings is included in Item 8 of this Form 10-K.

21.1*	List of subsidiaries of Innovaro, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

INNOVARO, INC.

By:	/s/ ASA LANUM
Asa Lanum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/ ASA LANUM Asa Lanum	Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/S/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011

/S/ CHARLES POPE Charles Pope	Chairman	March 30, 2011

/S/ JOHN MICEK John Micek	Director	March 30, 2011

/S/ MARK BERSET Mark Berset	Director	March 30, 2011

/S/ HENRY CHESBROUGH Henry Chesbrough	Director	March 30, 2011

/S/ MARK RADCLIFFE Mark Radcliffe	Director	March 30, 2011