Form 10-Q
period 2011-03-31
Innovaro, Inc.
filed 2011-05-10
CIK 1098482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On May 6, 2011, there were 15,021,274 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Innovaro, Inc.
Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$635,254	$262,619
Accounts receivable, net	1,722,780	1,796,454
Contracts in process	335,023	214,734
Available-for-sale securities	121,443	171,139
Prepaid expenses and other assets	693,848	791,432
Total current assets	3,508,348	3,236,378
Cost method investments	95,589	95,589
Equity method investments	303,454	303,454
Note receivable and accrued interest	1,700,000	1,700,000
Fixed assets, net	6,686,126	6,736,567
Goodwill	6,455,152	6,407,640
Intangible assets, net	5,909,262	6,174,792
Total assets	$24,657,931	$24,654,420

LIABILITIES
Current liabilities:
Accounts payable	$1,014,658	$1,078,088
Accrued expenses	658,688	420,707
Deferred revenue	1,100,781	987,624
Current maturities of long-term debt	198,325	433,964
Total current liabilities	2,972,452	2,920,383
Long-term debt, less current maturities	5,334,757	5,358,173
Derivative liabilities	2,934,013	1,140,005
Deferred tax liability	1,209,554	1,220,687
Total liabilities	12,450,776	10,639,248

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value, 29,000,000 shares authorized; 14,756,950 and 14,631,950 shares issued; 14,585,261 and 14,585,261 shares outstanding at March 31, 2011 and December 31, 2010, respectively	145,853	145,853
Additional paid-in capital	85,107,282	85,024,704
Accumulated deficit	(73,724,599)	(71,829,344)
Accumulated other comprehensive income (loss)	155,009	147,922
Total Innovaro stockholders’ equity	11,683,545	13,489,135
Noncontrolling interest	523,610	526,037
Total equity	12,207,155	14,015,172
Total liabilities and equity	$24,657,931	$24,654,420

See accompanying notes

Innovaro, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Strategic services	$3,027,861	$1,430,042
Technology services	574,868	840,389
	3,602,729	2,270,431
Expenses:
Direct costs of revenue – Strategic services	1,681,562	1,004,424
Direct costs of revenue – Technology services	333,242	443,948
Salaries and wages	324,508	679,526
Professional fees	88,279	201,289
Research and development	303,577	199,159
Sales and marketing	61,235	246,296
General and administrative	504,686	595,250
Depreciation and amortization	341,088	400,495
	3,638,177	3,770,387
Other (income) and expense:
Other (income) expense	1,728,645	(2,074)
Interest expense, net	141,587	135,154
	1,870,232	133,080

Loss before income taxes	(1,905,680)	(1,633,036)
Provision for income tax benefit	(7,998)	(55,711)

Net loss from operations	(1,897,682)	(1,577,325)

Net loss attributable to the noncontrolling interest	(2,427)	(927)
Net loss attributable to Innovaro stockholders	$(1,895,255)	$(1,576,398)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.13)	$(0.13)

Weighted average shares outstanding: Basic and diluted	15,022,761	11,797,140

See accompanying notes

 Innovaro, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Innovaro Stockholders' Equity
	Common Stock						Accumulated Other	Non
	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	controlling Interest	Totals
Balances at December 31, 2010	14,631,950	14,585,261	$145,853	$85,024,704		$(71,829,344)	$147,922	$526,037	$14,015,172
Comprehensive loss:									-
Net loss	-	-	-	-	$(1,895,255)	(1,895,255)	-	(2,427)	(1,897,682)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	-	-	-	-	(49,496)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	56,583	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	7,087	-	7,087	-	7,087
Comprehensive loss					$(1,888,168)
Issuance of restricted stock	125,000	-	-	-		-	-	-	-
Stock-based compensation expense	-	-	-	82,578		-	-	-	82,578
Balances at March 31, 2011	14,756,950	14,585,261	$145,853	$85,107,282		$(73,724,599)	$155,009	$523,610	$12,207,155

See accompanying notes

Innovaro, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss attributable to Innovaro stockholders	$(1,895,255)	$(1,576,398)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Net loss attributable to noncontrolling interest	(2,427)	(927)
Depreciation and amortization	341,088	400,495
Amortization of debt discount from investor warrants	32,582	45,614
Loss on sale and impairment of available-for-sale securities	201	134,557
Loss (gain) on derivative liabilities	1,794,008	(54,309)
Stock-based compensation	82,578	147,745
Deferred income taxes	(7,998)	(55,711)
Other	7,512	7,511
Changes in operating assets and liabilities:
Accounts receivable	(45,140)	152,330
Prepaid expenses and other assets	97,584	(34,824)
Deferred revenue	113,157	(69,906)
Accounts payable and accrued expenses	174,551	61,652
Net cash flows from operating activities	692,441	(842,171)

Investing Activities:
Capital expenditures	(22,758)	(29,729)
Proceeds from sale of available-for-sale securities	-	35,074
Net cash flows from investing activities	(22,758)	5,345

Financing Activities:
Payments on long-term debt	(291,637)	(101,015)
Net cash flows from financing activities	(291,637)	(101,015)

Effect of foreign exchange rates	(5,411)	(1,986)

Increase (decrease) in cash and cash equivalents	372,635	(939,827)
Cash and cash equivalents at beginning of period	262,619	2,118,970
Cash and cash equivalents at end of period	$635,254	$1,179,143

See accompanying notes

  Innovaro, Inc.
  Consolidated Statements of Cash Flows (continued)
  (Unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities	$(49,496)	$79,831

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest		$532,132
Increase to additional paid-in capital		17,868
		$550,000

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$-	$-
Cash paid for interest	$125,053	$84,690

See accompanying notes

INNOVARO, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of March 31, 2011 and 2010 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Innovaro and its wholly owned subsidiaries: Innovaro Europe, Ltd. (formerly UTEK Europe, Ltd.) and UTEK Real Estate Holdings, Inc. and its subsidiaries: Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc., and Cortez 114, LLC (collectively “UTEK Real Estate”).  All intercompany transactions and balances are eliminated in consolidation.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables.  The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense in the consolidated statements of operations. The provision for doubtful accounts and notes was approximately $12,000 and $15,000 as of March 31, 2011 and December 31, 2010, respectively.

Cost Method Investments

Cost method investments were not evaluated for impairment as of March 31, 2011. The Company does not estimate the fair value of a cost method investment if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value because it is not practicable to estimate fair value on a quarterly basis.

Reclassifications

Certain reclassifications have been made to the 2010 balances to conform to the 2011 financial statement presentation. In particular, reclassifications were made to the revenue line items on the consolidated statement of operations to conform to the Company’s new business segments. In addition, reclassifications were made to the expense line items on the consolidated statement of operations to move the direct costs associated with these business lines into two separately captioned line items: direct costs of revenue – strategic services and direct costs of revenue – technology services.

In addition, reclassifications were made to the equity section of the December 31, 2010 consolidated balance sheet and the consolidated statement of changes in equity to conform to the March 31, 2011 presentation. Reclassifications were made to combine the total accumulated loss under investment company accounting of $(52,073,915) with the accumulated deficit under operating company accounting of $(19,755,429) into one accumulated deficit line item with a balance of $(71,829,344) as of December 31, 2010.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the potential dilutive effect of outstanding stock options, warrants and unvested shares of restricted stock.

Components of basic and diluted per share data are as follows:

	Three Months Ended March 31
	2011	2010
Weighted average outstanding shares of common stock (1)	15,022,761	11,797,140
Dilutive effect of stock options, warrants and unvested shares of restricted stock	-	-
Common stock and common stock equivalents	15,022,761	11,797,140
Shares excluded from calculation of diluted EPS (2)	2,942,023	1,647,900
__________
(1)	Included in basic earnings per share are 437,500 fully vested common stock warrants at $0.01 per share.
(2)
These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss during the periods presented.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and derivative liabilities. The fair value of accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments.  The estimated fair value of the Company’s long-term debt at March 31, 2011 and December 31, 2010 is not materially different from its carrying values of $5.5 million and $5.8 million, respectively.  The fair value of available-for-sale securities and derivative liabilities are determined as described in Note 5.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

The Company had two major customers during the three months ended March 31, 2011 and two major customers during the three months ended March 31, 2010, all of which were customers of the strategic services line of business.  Major customers, those generating greater than 10% of total revenue, accounted for approximately 54% and 29% of the Company’s revenue during the three months ended March 31, 2011 and 2010, respectively.  In addition, three customers accounted for approximately 44% of accounts receivable at March 31, 2011.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 275 Risks and Uncertainties requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, the valuation and impairment of certain investments, stock-based compensation, the valuation and impairment of goodwill and intangible assets, and the derivative liabilities. Actual results could differ from those estimates.

2.  Accounts Receivable

Accounts receivable consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Trade accounts receivable	$1,298,807	$1,408,047
Less: allowance for doubtful accounts	(12,403)	(14,926)
Unbilled receivables	99,001	-
Unbilled client costs	337,375	403,333
Total accounts receivable	$1,722,780	$1,796,454

3.  Contracts in Process

Contracts in process consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Contract costs and estimated profits on contracts in process	$2,391,145	$3,712,143
Less advances and progress payments	2,056,122	3,497,409
Total contracts in process	$335,023	$214,734

4.  Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with FASB ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments.  A summary of the estimated fair value of available-for-sale securities is as follows as of March 31, 2011 and December 31, 2010.

		Unrealized (1)		Realized
	Cost	Gains	Losses	Losses	Fair Value
As of March 31, 2011	$42,100	$79,544	$-	$(201)	$121,443
As of December 31, 2010	$225,400	$129,132	$(93)	$(183,300)	$171,139

(1)  The net unrealized gain (loss) is included in equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Proceeds from the sale of available-for-sale securities were approximately $0 and $35,000 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, none of our five available-for-sale securities were in an unrealized loss position. Gross realized gain (loss) as a result of the sale of available-for-sale securities was approximately $(200) and $11,000 for the three months ended March 31, 2011 and 2010, respectively.  In addition, the Company recognized an impairment loss to available-for-sale securities of approximately $146,000 for the three months ended March 31, 2010. The realized gain (loss) related to available-for-sale securities is included as a component of other (income) expense in the consolidated statements of operations.

Unrealized gain (loss) on available-for-sale securities for the three months ended March 31, 2011 is shown in the accompanying statement of changes in equity net of the reclassification adjustment.  Disclosure of the gross amounts of the current period gain (loss) and amounts that were reclassified out of accumulated other comprehensive income (loss) into earnings are as follows:

Three Months Ended March 31, 2011
Unrealized holding gain (loss) arising during the period	$(49,588)
Add back: reclassification adjustment for net gains included in net income	92
Unrealized gain (loss) from available-for-sale securities, net	$(49,496)

5.  Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by FASB ASC Topic 820 Fair Value Measurements and Disclosures. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

·	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.
·
Level 2—Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

·	Level 3—Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at March 31, 2011 Using		Fair Value Measurements at December 31, 2010 Using
	Level 2	Total	Level 2	Total
Assets:
Available-for-sale securities	$121,443	$121,443	$171,139	$171,139
Total assets	$121,443	$121,443	$171,139	$171,139

Liabilities:
Derivative liabilities	$(2,934,013)	$(2,934,013)	$(1,140,005)	$(1,140,005)
Total liabilities	$(2,934,013)	$(2,934,013)	$(1,140,005)	$(1,140,005)

The Company’s investments in available-for-sale securities are classified within Level 2 of the fair value hierarchy.  Our equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active.  The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions.  The value of our equity interests in public companies for which market quotations are readily available is based on quoted market prices for similar instruments in an active market.  These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale.  The Company utilizes the market approach in determining the fair value of these securities.

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

6.  Derivative Liabilities

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded two derivative liabilities for certain stock warrants with variable exercise prices. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of operations. The Company recognized a gain (loss) related to these derivatives of approximately $(1,794,000) and $54,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument, for which we employed the following assumptions at March 31, 2011 and December 31, 2010:

	March 31, 2011	December31, 2010
Expected dividend yield	0%	0%
Expected volatility	52-55%	53-54%
Risk-free interest rate	1.29 - 2.24%	2.01%
Expected life of options	3.5 - 4.8 years	3.8 - 5.0 years
Fair value	$1.16 - $2.77	$0.35 - $ 1.42

7.  Accumulated Other Comprehensive Income (Loss)

Components comprising the accumulated other comprehensive income (loss) balance for the three months ended March 31, 2011 are as follows:

	Unrealized gain (loss) from available- for-sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$129,040	$18,882	$147,922
Gain (loss) for the period	(49,496)	56,583	7,087
Balance at March 31, 2011	$79,544	$75,465	$155,009

8.  Other (Income) Expense

Components comprising the balance in other (income) expense for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	Mar 31, 2011	Mar 31, 2010
Loss on sale and impairment of investments	$201	$134,557
Loss (gain) on derivative liabilities	1,794,008	(54,309)
Rental income	(70,686)	(61,351)
Other	5,122	(20,971)
Other (income) expense	$1,728,645	$(2,074)

9.  Segment Reporting

FASB ASC Topic 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is organized geographically and by line of business. The line of business management structure is the primary basis for which the allocation of resources and financial results are assessed.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets March 31, 2011	$1,743,743	$17,306,797	$19,050,540
Total assets March 31, 2011	1,871,784	22,786,147	24,657,931
Long-lived assets December 31, 2010	1,711,729	17,607,270	19,318,999
Total assets December 31, 2010	1,796,827	22,857,593	24,654,420

	For the Three Months Ended March 31, 2011
	United Kingdom	United States	Total
Revenue	$132,009	$3,470,720	$3,602,729
Loss before income taxes	(51,356)	(1,854,324)	(1,905,680)
Depreciation and amortization	28,872	312,216	341,088

	For the Three Months Ended March 31, 2010
	United Kingdom	United States	Total
Revenue	$239,874	$2,030,557	$2,270,431
Loss before income taxes	(232,304)	(1,400,732)	(1,633,036)
Depreciation and amortization	107,590	292,905	400,495

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. In 2010, we reorganized into two new lines of business: Strategic Services and Technology Services.  As a result, business segment information for the three months ended March 31, 2010 has been restated to reflect the new business segments.

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended March 31, 2011
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$3,027,861	$574,868	$-	$3,602,729
Income (loss) before income taxes	1,202,674	(3,022)	(3,105,332)	(1,905,680)

	For the Three Months Ended March 31, 2010
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$1,430,042	$840,389	$-	$2,270,431
Income (loss) before income taxes	294,995	(63,812)	(1,864,219)	(1,633,036)

10.  Subsequent Events

Appointment of Chief Executive Officer

Effective April 17, 2011, the Company’s Board of Directors appointed Mr. Asa Lanum as the Company’s permanent Chief Executive Officer and a member of the Board of Directors. Mr. Lanum has served as the Interim Chief Executive Officer since August 2010.  The Company agreed to pay Mr. Lanum an annual base salary of $325,000 and awarded him options to purchase 250,000 shares of the Company’s common stock.  The Company has also agreed to pay his moving expenses to the Tampa area.

Departure of Managing Director

Effective April 22, 2011, Peter C. Skarzynski resigned from his position as Managing Director of the strategic services division. In accordance with the terms of his employment agreement, Mr. Skarzynski remains bound by a covenant regarding the protection of our confidential information and a one-year covenant not to solicit our clients or employees.  Mr. Skarzynski continues to act as a consultant to the Company.

The Company has appointed Mr. Gary Getz as Managing Director of the strategic services division. Mr. Getz has held a management position at Innovaro since its acquisition of Strategos in 2008, and held a management position at Strategos since the company’s founding.

Warrant Exercise

Effective April 6, 2011, 437,500 of the Company’s $0.01 fully vested common stock warrants were exercised in a cashless exercise.  The derivative liability related to the warrants was adjusted to fair value on that date of approximately $1.3 million and then reclassified from derivative liabilities into additional paid-in capital.

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

We have two business segments: Strategic Services and Technology Services.

Our clients require strategies to help them embrace improved innovation capabilities. We apply innovation insights; build those strategies with supporting infrastructure, processes and mechanisms; and create a culture primed for repeatable innovation success. We help organizations create and realize new, breakthrough growth strategies, create and execute non-incremental new growth platforms and opportunities, and develop the capability for ongoing creation and execution of those growth platforms and concepts.

We provide strategic services to enable our clients to become more efficient by finding new avenues to grow, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. Business value is delivered to clients through working with a team of seasoned and experienced professionals capable of unlocking an organization's capacity by:
•	Identifying and developing new segments and markets;
•	Creating and acting on game-changing strategies;
•	Building an enterprise-wide capability for innovation;
•	Accelerating and improving new product development processes; and
•	Assessing a company’s innovation capability.

Our technology services segment offers expansive networks, experts in scouting, partner sourcing and licensing expertise, and world leading online marketplaces. We also provide an important foundation to successful licensing - understanding the true potential value of our clients’ intellectual property “IP” and IP portfolio. We access that value and build a roadmap for our clients’ use, and uncover opportunities and options to realize any latent value.

We have an online information service, purpose-built for those who need it most-technology transfer, business development, intellectual property, competitive intelligence, and marketing professionals across the physical and life sciences.

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

Innovaro LaunchPad

We are continuing the development of our innovation management software platform, Innovaro LaunchPad, which is designed to enhance and complement our innovation service offerings to clients. We have completed an external review by user clients of version one of the software, which is evolving based on their feedback, and are moving toward the launch of Innovaro LaunchPad in the marketplace.

Recent Developments

On April 18, 2011, our Board of the Directors increased its size from four to five directors and, upon the recommendation of the Nominating and Corporate Governance Committee, elected Asa Lanum as a new director of the Company. In addition, our Board of Directors appointed Mr. Lanum, who has served as our interim Chief Executive Officer since August 2010, as our permanent Chief Executive Officer.

Financial Condition

Our total assets were $24.7 million as of March 31, 2011 and December 31, 2010. As of March 31, 2011, we had $635,000 in cash and cash equivalents, $2.1 million in accounts receivable and contracts in process, $1.7 million in accounts payable and accrued expenses and $5.5 million in total debt outstanding. As of December 31, 2010, we had $263,000 in cash and cash equivalents, $2.0 million in accounts receivable and contracts in process, $1.5 million in accounts payable and accrued expenses and $5.8 million in total debt outstanding. As of March 31, 2011, we had working capital of $536,000 and positive cash flows from operating activities of $692,000.

Current Market Conditions

Although the global economic environment has improved somewhat over the last several months, our financial results for the first quarter of 2011 continued to be negatively impacted by the weakened state of the global economy.  To the extent that the global economic recovery stalls or worsens, our financial condition and operating results could be materially adversely affected.

Results of Operations

Revenue

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Strategic services	$3,028	$1,430	112%
Technology services	575	840	(32)%
Total revenue	$3,603	$2,270	59%

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue increased by $1.6 million for the three months ended March 31, 2011 in comparison to the three months ended March 31, 2010.  This increase is the result of the Company having a significant number of new contracts with a higher average value in the first quarter of 2011 than we had in the first quarter of 2010. We attribute the increased contract level in 2011 to a renewed interest in innovation efficiency and new product development in the U.S. and abroad.

Our strategic services revenue in recent years has largely been dependent on the efforts of certain key consulting professionals whose employment contracts with us expired in April 2011. We were able to retain the majority of these consulting professionals under new employment contracts or consulting contracts in order to maintain the level of strategic services revenue we have generated in recent years.

We expect that our strategic services revenue will continue to increase over 2010 levels for the remainder of 2011.

Technology Services

Our technology services revenue is derived from a combination of global technology partnering search retainer fees, online subscription fees, online information services revenue, foresight and trend research revenue and IP consulting revenue. Our technology services revenue decreased by $265,000 for the three months ended March 31, 2011 in comparison to the three months ended March 31, 2010.  The decreased revenue is primarily a result of a reduction of $39,000 in monthly fees for our global technology partnering services, a reduction of $90,000 in online marketplace fees and a reduction in foresight and trend research revenue of $128,000.  The decreased revenue results from a reduction in the number of personnel selling and fulfilling projects, which has had a direct impact on new sales for this business.  Consequently, we have not been able to replace prior year contracts with new contracts as they come up for renewal.

We expect that our technology services revenue will remain consistent with the first quarter of 2011 for the remainder of 2011.

Direct Costs of Revenue

(in thousands, except percentages)	Three Months Ended March 31, 2011	Gross Profit Margin	Three Months Ended March 31, 2010	Gross Profit Margin
Direct costs of revenue - strategic services	$1,682	44%	$1,004	30%
Direct costs of revenue - technology services	333	42%	444	47%
Total direct costs of revenue	$2,015		$1,448

Direct costs of strategic services revenue are comprised of salaries and related taxes, bonuses, certain outside services and other business development costs related to our strategic services business. The most significant portion of direct costs of strategic services revenue is comprised of consulting personnel compensation, which includes bonuses.  Direct costs of strategic services revenue increased by $678,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase is related to an increase in outside consultants needed to complete the higher number of jobs in process during the first quarter of 2011.  We expect that our direct costs of strategic services revenue will increase over the first quarter of 2011 for the remainder of 2011 as a result of bonuses being earned by consulting professionals.

The gross profit margin for the strategic services business increased to 44% for the three months ended March 31, 2011 as compared to 30% for the three months ended March 31, 2010.  The increase is related to improved utilization of our strategic services employees during the first quarter of 2011.

Direct costs of technology services revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to technology services.  Direct costs of technology services revenue decreased by $111,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The majority of the decrease relates to a reduction in sales and project management personnel. We expect that our direct costs of technology services revenue will remain consistent with the first quarter of 2011 for the remainder of 2011.

The gross profit margin for the technology services business decreased to 42% for the three months ended March 31, 2011 as compared to 47% for the three months ended March 31, 2010.  The decrease is related to the aforementioned reduction in sales personnel having had a negative impact on new sales for this business.

Salaries and Wages

	Three Months Ended March 31,		Percentage
(in thousands, except percentages)	2011	2010	Change
Salaries and wages	$325	$680	(52)%
As a percent of revenue	9%	30%	(21)	ppt

* The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation, that are not otherwise allocated to direct costs of revenue,.  Salaries and wages decreased by $355,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  $78,000 of the decrease related to the resignation of our former CEO in August 2010, $213,000 related to reduction in administrative staff, and $65,000 related to reduced stock compensation expense as a result of a change in estimate in conjunction with the valuation of our stock option issuances.

We expect that our salaries and wages will increase over the first quarter of 2011 for the remainder of 2011 as a result of the permanent hire of our interim CEO in April 2011.

Professional Fees

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Professional fees	$88	$201	(56)%
As a percent of revenue	2%	9%	(7)	ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $113,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Valuation expenses were reduced by $27,000 because our investments no longer require valuations on a quarterly basis.  Accounting fees were reduced by $22,000 as a result of our having become a smaller reporting company during 2010. As a smaller reporting company, we have fewer reporting requirements than that of an accelerated filer. Legal fees were reduced by $63,000 because of costs incurred in the first quarter of 2010 related to the preparation of our restricted stock plan and the settlement of a severance liability related to our former CEO that were not repeated or replaced in the first quarter of 2011.

We expect that our professional fees will remain consistent with the first quarter of 2011 for the remainder of 2011.

Research and Development

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Research and development	$304	$199	52%
As a percent of revenue	8%	9%	(1)	ppt

Research and development costs include salaries, outside services, travel and other costs related to the development of our innovation management software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs increased by $105,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase relates to the fact that the software development did not start until mid-first quarter 2010 and we currently have more contractors involved with the development.

We expect that our research and development costs will remain consistent with the first quarter of 2011 for the remainder of 2011.

Sales and Marketing

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Sales and marketing	$61	$246	(75)%
As a percent of revenue	2%	11%	(9)	ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses.  Sales and marketing expenses decreased by $185,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease relates primarily to a decrease in marketing costs undertaken in the first quarter of 2010, including $46,000 in rebranding costs and $75,000 for partnering with external search partners, that were not repeated in 2011. We also participated in and sponsored conferences during the first quarter of 2010 that we did not participate in or sponsor during the first quarter of 2011.

We expect that our sales and marketing costs will remain consistent with the first quarter of 2011 for the remainder of 2011.

General and Administrative

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
General and administrative	$505	$595	(15)%
As a percent of revenue	14%	26%	(12)	ppt

General and administrative expenses decreased by $90,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease relates to an $80,000 reduction in insurance and other employee related costs due to having fewer employees; a $12,000 reduction in investor relations related fees as a result of reducing all outside investor relations programs; and a continued overall company plan to reduce all aspects of overhead.

We expect that our general and administrative costs will remain consistent with the first quarter of 2011 for the remainder of 2011.

Depreciation and Amortization

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Depreciation and amortization	$341	$400	(15)%
As a percent of revenue	9%	18%	(9)	ppt

Depreciation and amortization decreased by $59,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Amortization expense decreased by $50,000 as a result of the impairment charges related to our intangible assets that were incurred in 2010.  Depreciation expense decreased by $9,000 as a result of the impairment charges related to our fixed assets that were incurred in 2010.

We expect that our depreciation and amortization will remain consistent with the first quarter of 2011 for the remainder of 2011.

Other (Income) Expense

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, capital gains and losses and other miscellaneous income (losses). Other (income) expense increased by $1.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The net other expense of $1.7 million for the three months ended March 31, 2011 is comprised primarily of a loss of $1.8 million related to adjusting our derivative liabilities to fair value, partially offset by rental income of $71,000.  For additional detail on our derivative liabilities, see Note 6 to the Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

The net other income of $2,074 for the three months ended March 31, 2010 is comprised of a gain of $54,000 related to adjusting our derivative liabilities to fair value; rental income of $61,000; and miscellaneous income of $21,000; partially offset by capital losses of $135,000.

Interest Expense, Net

Interest expense, net increased by $6,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The net interest expense of $142,000 for the three months ended March 31, 2011 is primarily comprised of interest expense on long-term debt of $109,000 and amortization of our debt discount of $33,000.

The net interest expense of $135,000 for the three months ended March 31, 2010 is primarily comprised of interest expense on long-term debt of $119,000 and amortization of our debt discount of $46,000, partially offset by interest income on our note receivable of $29,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $692,000 for the three months ended March 31, 2011 increased $1,535,000 from $(842,000) for the three months ended March 31, 2010. Total cash flows from operations of $692,000 in the current period is primarily attributable to:
•	$1.8 million loss on derivative liabilities;
•	$374,000 in non-cash depreciation and amortization;
•	$83,000 in non-cash stock-based compensation expense related to vesting options; and
•	$289,000 increase in accounts payable and deferred revenue.

Partially offset by:

•	$1.9 million net operating loss.

Cash flows from investing activities of $(23,000) for the three months ended March 31, 2011 decreased $28,000 from $5,000 for the three months ended March 31, 2010. There were no significant investing transactions during the period.

Cash flows from financing activities of $(292,000) for the three months ended March 31, 2011 decreased $191,000 from $(101,000) for the three months ended March 31, 2010. Total cash flows from financing of $(292,000) is related to principal payments on long-term debt.

Research and Development Expenditures

We are developing an innovation management software platform designed to enhance and complement our innovation services deliverable to clients.  As of March 31, 2011, we have invested $1.5 million in this software platform.  The Company anticipates a working model of the software platform in the latter part of the second quarter of 2011 and expects to incur approximately $300,000 in additional research and development expenses during the second quarter of 2011.

Liquidity

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee bonuses.  Our primary sources of funds are cash received from customers in connection with operations and proceeds from the sale of our investments.  At March 31, 2011, we had cash and cash equivalents of $635,000, accounts receivable and contracts in process of $2.1 million and working capital of $536,000.

We currently intend to fund our research and development expenditures and liquidity needs with existing cash and cash equivalent balances, cash generated from operations, collections of our existing receivables and the potential sales of our investments.  We expect that our recent reductions in costs, coupled with the expected revenue for the remainder of 2011, will be sufficient to fund our scheduled debt service and fund our working capital for the next twelve months. Should we face a restricted cash flow scenario during 2011, we have the capability to delay all cash intensive activities, including our research and development expenditures, and will look to reduce costs further.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements.  We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis.  Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results.  For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting estimates during the three months ended March 31, 2011.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of March 31, 2011, we were not a party to any material pending legal proceedings.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Reserved

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are filed with this report on Form 10-Q:

10.1	--	Employment Offer Letter for Chief Executive Officer position between Innovaro, Inc. and Asa Lanum dated April 18, 2011.
31.1	--	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	--	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	--	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	--	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC. (Registrant)

Date: May 10, 2011	/s/ Asa Lanum
Asa Lanum Chief Executive Officer

Date: May 10, 2011	/s/ Carole R. Wright
Carole R. Wright, CPA Chief Financial Officer