Form 10-Q
period 2011-06-30
Innovaro, Inc.
filed 2011-08-10
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On August 2, 2011, there were 15,021,274 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$632,987	$262,619
Accounts receivable, net	2,668,868	1,796,454
Contracts in process	187,613	214,734
Available-for-sale securities	122,598	171,139
Prepaid expenses and other assets	538,933	791,432

Total current assets	4,150,999	3,236,378
Cost method investments	95,589	95,589
Equity method investments	303,454	303,454
Note receivable and accrued interest	1,752,000	1,700,000
Fixed assets, net	6,625,869	6,736,567
Goodwill	6,449,722	6,407,640
Intangible assets, net	5,629,524	6,174,792

Total assets	$25,007,157	$24,654,420

LIABILITIES
Current liabilities:
Accounts payable	$1,231,670	$1,078,088
Accrued expenses	611,248	420,707
Accrued bonus	1,520,848	—
Deferred revenue	1,014,712	987,624
Current maturities of long-term debt	174,138	433,964

Total current liabilities	4,552,616	2,920,383
Long-term debt, less current maturities	5,311,320	5,358,173
Derivative liabilities	1,273,471	1,140,005
Deferred tax liability	1,201,948	1,220,687

Total liabilities	12,339,355	10,639,248

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,187,963 and 14,631,950 shares issued; 15,021,274 and 14,585,261 shares outstanding at June 30, 2011 and December 31, 2010, respectively	150,213	145,853
Additional paid-in capital	86,579,309	85,024,704
Accumulated deficit	(74,740,629)	(71,829,344)
Accumulated other comprehensive income	150,689	147,922

Total Innovaro stockholders’ equity	12,139,582	13,489,135
Noncontrolling interest	528,220	526,037

Total equity	12,667,802	14,015,172

Total liabilities and equity	$25,007,157	$24,654,420

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Strategic services	$4,555,245	$1,916,588	$7,583,106	$3,346,630
Technology services	670,237	884,187	1,245,105	1,724,576

	5,225,482	2,800,775	8,828,211	5,071,206

Expenses:
Direct costs of revenue – Strategic services	4,475,680	1,171,222	6,157,242	2,175,646
Direct costs of revenue – Technology services	365,213	429,809	698,455	873,757
Salaries and wages	485,427	789,629	809,935	1,469,155
Professional fees	96,870	165,808	185,149	367,097
Research and development	330,087	351,495	633,664	550,654
Sales and marketing	52,883	191,581	114,118	437,877
General and administrative	523,624	582,422	1,028,310	1,177,672
Depreciation and amortization	339,097	395,913	680,185	796,408

	6,668,881	4,077,879	10,307,058	7,848,266

Other (income) and expense:
Other (income) expense	(498,887)	(154,315)	1,229,758	(156,389)
Interest expense, net	81,623	142,084	223,210	277,238

	(417,264)	(12,231)	1,452,968	120,849

Loss before income taxes	(1,026,135)	(1,264,873)	(2,931,815)	(2,897,909)
Provision for income tax benefit	(8,129)	(34,098)	(16,127)	(89,809)

Net loss	(1,018,006)	(1,230,775)	(2,915,688)	(2,808,100)

Net loss attributable to the noncontrolling interest	(1,976)	(1,434)	(4,403)	(2,361)

Net loss attributable to Innovaro stockholders	$(1,016,030)	$(1,229,341)	$(2,911,285)	$(2,805,739)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.07)	$(0.10)	$(0.19)	$(0.24)

Weighted average shares outstanding: Basic and diluted	14,963,859	11,872,196	14,993,148	11,834,875

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss attributable to Innovaro stockholders	$(2,911,285)	$(2,805,739)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Net loss attributable to noncontrolling interest	(4,403)	(2,361)
Depreciation and amortization	680,185	796,408
Amortization of debt discount from investor warrants	65,526	91,735
Loss on sale and impairment of available-for-sale securities	201	34,801
Loss (gain) on derivative liabilities	1,424,296	(41,950)
Stock-based compensation	268,135	299,373
Deferred income taxes	(16,127)	(89,809)
Loss (gain) on disposal of fixed assets	11,015	1,406
Bad debt expense	1,067	(33,501)
Changes in operating assets and liabilities:
Accounts receivable and contracts in process	(846,360)	(239,783)
Prepaid expenses and other assets	211,644	(91,127)
Deferred revenue	27,088	(164,209)
Accounts payable and accrued expenses	1,871,556	465,980

Net cash flows from operating activities	782,538	(1,778,776)

Investing Activities:
Capital expenditures	(22,758)	(29,729)
Proceeds from sale of available-for-sale securities	—	249,145

Net cash flows from investing activities	(22,758)	219,416

Financing Activities:
Proceeds from borrowings on bank line of credit	—	200,000
Payments on long-term debt	(383,350)	(193,775)

Net cash flows from financing activities	(383,350)	6,225

Effect of foreign exchange rates	(6,062)	(6,487)

Increase (decrease) in cash and cash equivalents	370,368	(1,559,622)
Cash and cash equivalents at beginning of period	262,619	2,118,970

Cash and cash equivalents at end of period	$632,987	$559,348

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities, net	$(48,341)	$(294,653)

Derivative liability extinguished in connection with exercise of investor warrants	$1,290,830

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest		$532,132
Increase to additional paid-in capital		17,868

		$550,000

The Company issued 243,933 shares of common stock in connection with its investment in Verdant Ventures Advisors, LLC		$1,000,125

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$298,303	$327,960

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of June 30, 2011 and 2010 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and notes required by GAAP for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

Reclassifications

Certain reclassifications have been made to the 2010 balances to conform to the 2011 financial statement presentation. In particular, reclassifications were made to the revenue line items in the consolidated statements of operations for the three and six months ended June 30, 2010 to conform to the Company’s new business segments. Reclassifications were also made to the expense line items in the consolidated statements of operations for the three and six months ended June 30, 2010 to move the direct costs associated with these business lines into two separately captioned line items: direct costs of revenue – strategic services and direct costs of revenue – technology services.

In addition, reclassifications were made to the equity section of the December 31, 2010 consolidated balance sheet to conform to the June 30, 2011 presentation. Reclassifications were made to combine the total accumulated loss under investment company accounting of $(52,073,915) with the accumulated deficit under operating company accounting of $(19,755,429) into one accumulated deficit line item with a balance of $(71,829,344) as of December 31, 2010.

2. Significant Accounting Policies

Accounts Receivable

The Company records an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The expense associated with the allowance for doubtful accounts is recognized as a component of general and administrative expense in the consolidated statements of operations. The allowance for doubtful accounts and notes was approximately $27,000 and $15,000 as of June 30, 2011 and December 31, 2010, respectively.

Cost Method Investments

Cost method investments were not evaluated for impairment as of June 30, 2011. The Company does not estimate the fair value of a cost method investment if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value because it is not practicable to estimate fair value on a quarterly basis.

Research and Development

In accordance with Accounting Standards Codification (“ASC”) Subtopic 985-20 Costs of Software to Be Sold, Leased, or Marketed, the Company expenses all costs incurred to establish the technological feasibility of a computer product to be sold, leased, or otherwise marketed as research and development costs. Research and development costs incurred through the second quarter of 2011 have been expensed in the accompanying statements of operations. As of June 29, 2011, Version 1.0 of the Innovaro LaunchPad software (“LaunchPad”) reached technological feasibility with the introduction of a working model. As such, any further costs that the Company incurs related to the refinement of Version 1.0 will be capitalized as an intangible asset in the consolidated balance sheet.

The Company has begun development of the next components of LaunchPad with Version 2.0. Costs related to the development of this and other versions of the software will continue to be expensed in the accompanying statements of operations until they too reach technological feasibility.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average outstanding shares of common stock	14,963,859	11,872,196	14,993,148	11,834,875
Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—	—	—

Common stock and common stock equivalents	14,963,859	11,872,196	14,993,148	11,834,875

Shares excluded from calculation of diluted EPS (1)	2,947,398	1,603,900	2,947,398	1,603,900

(1)	These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss during the periods presented.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and derivative liabilities. The fair value of accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt as of June 30, 2011 and December 31, 2010 is not materially different from its carrying values at such dates. The fair value of available-for-sale securities and derivative liabilities are determined as described in Note 6.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

The Company had two major customers during each of the three and six months ended June 30, 2011, three major customers during the three months ended June 30, 2010, and one major customer during the six months ended June 30, 2010, all of which were customers of the strategic services line of business. Major customers, those generating greater than 10% of total revenue, accounted for approximately 49% and 38% of the Company’s revenue during the three months ended June 30, 2011 and 2010, respectively. Major customers accounted for approximately 55% and 13% of the Company’s revenue during the six months ended June 30, 2011 and 2010, respectively. In addition, three customers accounted for approximately 59% of accounts receivable as of June 30, 2011.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, the valuation and impairment of certain investments, stock-based compensation, the valuation and impairment of goodwill and intangible assets, and the valuation of derivative liabilities. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring for the purpose of measuring the impairment of old receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are considered newly impaired under ASC Section 310-10-35 for which impairment was previously measured under ASC Subtopic 450-20, Contingencies – Loss Contingencies. The ASU is effective for the Company with the reporting period beginning July 1, 2011. The adoption of this ASU is not expected to have an impact on the Company’s financial statements or disclosures.

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands ASC Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC Topic 820 is applied. The ASU is effective for the Company with the reporting period beginning January 1, 2012. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU is effective for the Company with the reporting period beginning January 1, 2012. The adoption of this ASU will change the way the Company presents comprehensive income in its financial statements.

3. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Trade accounts receivable	$2,560,199	$1,408,047
Less: allowance for doubtful accounts	(27,260)	(14,926)
Unbilled client costs	135,929	403,333

Total accounts receivable	$2,668,868	$1,796,454

4. Contracts in Process

Contracts in process consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Contract costs and estimated profits on contracts in process	$6,090,882	$3,712,143
Less: advances and progress payments	5,903,269	3,497,409

Total contracts in process	$187,613	$214,734

Components of contracts in process consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Billings in excess of costs and estimated earnings on uncompleted contracts	$426,775	$634,541
Costs and estimated earnings in excess of billings on uncompleted contracts	(239,162)	(419,807)

Total contracts in process	$187,613	$214,734

5. Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with FASB ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of June 30, 2011 and December 31, 2010.

		Unrealized (1)		Realized
	Cost	Gain	Loss	Loss	Fair Value
As of June 30, 2011	$42,100	$80,699	$—	$(201)	$122,598

As of December 31, 2010	$225,400	$129,132	$(93)	$(183,300)	$171,139

(1)	The net unrealized gain (loss) is included in equity as a component of accumulated other comprehensive income in the consolidated balance sheets.

As of June 30, 2011, none of our five available-for-sale securities were in an unrealized loss position. The Company had no sales of available-for-sale securities during the three and six months ended June 30, 2011. Proceeds from the sale of available-for-sale securities were approximately $214,000 and $249,000 for the three and six months ended June 30, 2010, respectively. The Company recognized an impairment loss of $201 on available-for-sale securities during the six months ended June 30, 2011. Gross realized gain (loss) as a result of the sale of available-for-sale securities was approximately $100,000 and $111,000 for the three and six months ended June 30, 2010, respectively. In addition, the Company recognized an impairment loss to available-for-sale securities of approximately $146,000 during the six months ended June 30, 2010. The realized gain (loss) related to available-for-sale securities is included as a component of other (income) expense in the consolidated statements of operations.

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

Assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at June 30, 2011 (1)		Fair Value Measurements at December 31, 2010 (1)
	Using Level 2	Total	Using Level 2	Total
Assets:
Available-for-sale securities	$122,598	$122,598	$171,139	$171,139

Total assets	$122,598	$122,598	$171,139	$171,139

Liabilities:
Derivative liabilities	$(1,273,471)	$(1,273,471)	$(1,140,005)	$(1,140,005)

Total liabilities	$(1,273,471)	$(1,273,471)	$(1,140,005)	$(1,140,005)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of June 30, 2011 or December 31, 2010.

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

The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility. The Company considered the use of a binomial model, but determined that the probability of the exercise price adjusting downward was remote. The Black-Scholes model employs the market approach in determining fair value.

7. Derivative Liabilities

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded derivative liabilities for certain stock warrants with variable exercise prices. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of operations. The Company recognized a gain (loss) related to the adjustment of these derivatives to fair value of approximately $370,000 and $(12,000) for the three months ended June 30, 2011 and 2010, respectively, and $(1,424,000) and $42,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument. The Company employed the following assumptions for the Black-Scholes model at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Expected dividend yield	0%	0%
Expected volatility	64%	53-54%
Risk-free interest rate	1.76%	2.01%
Expected life of options	4.5 years	3.8 - 5.0 years
Fair value	$0.86	$0.35 - $ 1.42

Warrant Exercise

Effective April 6, 2011, 437,500 of the Company’s $0.01 fully vested common stock warrants were exercised. The derivative liability related to the warrants was adjusted to fair value of approximately $1.3 million on the date of exercise. The derivative liability related to the warrants was effectively extinguished through the adjustment of the $1.3 million from derivative liabilities to additional paid-in capital at the above exercise date.

8. Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income as of and for the six months ended June 30, 2011 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income

Balances at December 31, 2010	$129,040	$18,882	$147,922
Gain (loss) for the period	(48,341)	51,108	2,767

Balances at June 30, 2011	$80,699	$69,990	$150,689

9. Other (Income) Expense

Components comprising other (income) expense for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loss (gain) on sale and impairment of investments	$—	$(99,756)	$201	$34,801
Loss (gain) on derivative liabilities	(369,712)	12,359	1,424,296	(41,950)
Rental income	(66,983)	(22,328)	(137,669)	(83,680)
Other	(62,192)	(44,590)	(57,070)	(65,560)

Other (income) expense	$(498,887)	$(154,315)	$1,229,758	$(156,389)

10. Comprehensive Income (Loss)

Comprehensive income (loss) for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Net loss	$(2,911,285)	$(2,805,739)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	(48,341)	(294,653)
Foreign currency translation adjustment	51,108	(380,053)

Other comprehensive income (loss)	2,767	(674,706)

Comprehensive loss	$(2,908,518)	$(3,480,445)

11. Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets June 30, 2011	$1,708,184	$16,996,931	$18,705,115
Total assets June 30, 2011	1,774,871	23,232,286	25,007,157
Long-lived assets December 31, 2010	1,711,729	17,607,270	19,318,999
Total assets December 31, 2010	1,796,827	22,857,593	24,654,420

	For the Three Months Ended June 30, 2011
	United Kingdom	United States	Total
Revenue	$121,600	$5,103,882	$5,225,482
Loss before income taxes	8,638	(1,034,773)	(1,026,135)
Depreciation and amortization	29,231	309,866	339,097

	For the Three Months Ended June 30, 2010
	United Kingdom	United States	Total
Revenue	$151,003	$2,649,772	$2,800,775
Loss before income taxes	(155,691)	(1,109,182)	(1,264,873)
Depreciation and amortization	102,927	292,986	395,913

	For the Six Months Ended June 30, 2011
	United Kingdom	United States	Total
Revenue	$253,609	$8,574,602	$8,828,211
Loss before income taxes	(42,718)	(2,889,097)	(2,931,815)
Depreciation and amortization	58,103	622,082	680,185

	For the Six Months Ended June 30, 2010
	United Kingdom	United States	Total
Revenue	$390,877	$4,680,329	$5,071,206
Loss before income taxes	(387,995)	(2,509,914)	(2,897,909)
Depreciation and amortization	210,517	585,891	796,408

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. In 2011, we reorganized into two new lines of business: Strategic Services and Technology Services. As a result, business segment information for the six months ended June 30, 2010 has been restated to reflect the new business segments.

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended June 30, 2011
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$4,555,245	$670,237	$—	$5,225,482
Income (loss) before income taxes	(73,359)	225,331	(1,178,107)	(1,026,135)

	For the Three Months Ended June 30, 2010
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$1,916,588	$884,187	$—	$2,800,775
Income (loss) before income taxes	567,533	(47,061)	(1,785,345)	(1,264,873)

	For the Six Months Ended June 30, 2011
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$7,583,106	$1,245,105	$—	$8,828,211
Income (loss) before income taxes	1,129,315	222,309	(4,283,439)	(2,931,815)

	For the Six Months Ended June 30, 2010
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$3,346,630	$1,724,576	$—	$5,071,206
Income (loss) before income taxes	862,528	(110,873)	(3,649,564)	(2,897,909)

12. Management Changes

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

On April 22, 2011, the Company appointed Mr. Gary Getz as Managing Director of the strategic services division. Mr. Getz has held a management position at Innovaro since its acquisition of Strategos in 2008, and held a management position at Strategos since the company’s founding.

13. Stock Compensation Plans

In June 2011, the Company’s stockholders approved an amendment and restatement of the Company’s three existing equity compensation plans as one plan, the Innovaro, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). The maximum number of shares available for issuance under the Equity Compensation Plan is 4,626,274, which is the total number of shares available under the existing Non-Qualified Option Plan, Employee Option Plan and Restricted Stock Plan. The options and restricted stock previously granted under the three existing equity compensation plans are counted in determining the shares that remain available for issuance under the Equity Compensation Plan. The Compensation Committee of the Company’s Board of Directors determines those officers, employees, directors and consultants of the Company who are eligible to participate in the Equity Compensation Plan.

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

Our technology services segment offers expansive networks, experts in scouting, partner sourcing and licensing expertise, and world leading online marketplaces. We also provide an important foundation to successful licensing—understanding the true potential value of our clients’ intellectual property “IP” and IP portfolio. We access that value and build a roadmap for our clients’ use, and uncover opportunities and options to realize any latent value.

We have an online information service, purpose-built for those who need it most—technology transfer, business development, intellectual property, competitive intelligence, and marketing professionals across the physical and life sciences.

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

Innovaro LaunchPad

We are continuing the development of our innovation management software platform, Innovaro LaunchPad (“LaunchPad”), which is designed to enhance and complement our innovation service offerings to clients. We have completed an external review by users of Version 1.0 of LaunchPad, which continues to evolve based on their feedback, and have introduced this version to the market. We are continuing the development of the next components of LaunchPad, which are designed to take the outputs from the current product and extend them further into the organization’s product delivery process.

Recent Developments

On April 18, 2011, our Board of the Directors increased its size from four to five directors and, upon the recommendation of the Nominating and Corporate Governance Committee, elected Asa Lanum as a new director. In addition, our Board of Directors appointed Mr. Lanum, who has served as our interim Chief Executive Officer since August 2010, as our permanent Chief Executive Officer. In connection with such appointment, we agreed to pay Mr. Lanum an annual base salary of $325,000 and awarded him options to purchase 250,000 shares of the Company’s common stock.

Effective April 22, 2011, Peter C. Skarzynski resigned from his position as Managing Director of the strategic services division. In accordance with the terms of his employment agreement, Mr. Skarzynski remains bound by a covenant regarding the protection of our confidential information and a one-year covenant not to solicit our clients or employees. Mr. Skarzynski continues to act as a consultant for us.

On April 22, 2011, we appointed Mr. Gary Getz as Managing Director of the strategic services division. Mr. Getz has held a management position at Innovaro since its acquisition of Strategos in 2008, and held a management position at Strategos since the company’s founding.

In June 2011, our stockholders approved an amendment and restatement of our three existing equity compensation plans as one plan, the Innovaro, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). The maximum number of shares available for issuance under the Equity Compensation Plan is 4,626,274, which is the total number of shares available under the existing Non-Qualified Option Plan, Employee Option Plan and Restricted Stock Plan. The options and restricted stock previously granted under the three existing equity compensation plans are counted in determining the shares that remain available for issuance under the Equity Compensation Plan. The Compensation Committee of the Company’s Board of Directors determines those officers, employees, directors and consultants who are eligible to participate in the Equity Compensation Plan. The amendment and restatement of the three existing plans as the Equity Compensation Plan did not increase the number of shares of common stock authorized for issuance as stock-based incentive compensation, but gives the Compensation Committee greater flexibility to make grants of non-qualified options, incentive stock options or restricted stock as it deems appropriate, since one maximum limit will apply to all three types of stock-based incentive compensation.

Financial Condition

Our total assets were $25.0 million as of June 30, 2011 and $24.7 million as of December 31, 2010. As of June 30, 2011, we had $633,000 in cash and cash equivalents, $2.9 million in accounts receivable and contracts in process, $3.4 million in accounts payable, accrued expenses and accrued bonus and $5.5 million in total debt outstanding. As of December 31, 2010, we had $263,000 in cash and cash equivalents, $2.0 million in accounts receivable and contracts in process, $1.5 million in accounts payable and accrued expenses and $5.8 million in total debt outstanding. As of June 30, 2011, we had a working capital deficit of $402,000 and an accumulated deficit of $74.7 million.

Results of Operations

Revenue

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2011	2010		2011	2010
Strategic services	$4,555	$1,917	138%	$7,583	$3,347	127%
Technology services	670	884	(24)%	1,245	1,724	(28)%

Total revenue	$5,225	$2,801	87%	$8,828	$5,071	74%

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue increased by $2.6 million for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. In addition, our strategic services revenue increased by $4.2 million for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. These increases are the result of this division having a significant number of new contracts with a higher average value during the three and six months ended June 30, 2011 than we had during the three and six months ended June 30, 2010. We attribute the increased contract level in 2011 to a renewed interest in innovation efficiency and new product development in the U.S. and abroad. In addition, certain of the contracts have required the work of a specialist consultant who bills out at a significantly higher rate than that of the other consultants, which contributed to an increase in revenue of approximately $450,000 for both the three and six months ended June 30, 2011. An increase in reimbursable expenses related to overseas travel and lodging contributed to an increase in revenue of approximately $600,000 for both the three and six months ended June 30, 2011.

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

We expect that our strategic services revenue will continue to increase over 2010 levels for the remainder of 2011, although we do not expect the increase to be at the level experienced for the second quarter of 2011.

Technology Services

Our technology services revenue is derived from a combination of global technology partnering search retainer fees, online subscription fees, online information services revenue, foresight and trend research revenue and IP consulting revenue. Our technology services revenue decreased by $214,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The decreased revenue is primarily a result of a reduction of $10,000 in monthly fees for our global technology partnering services, a reduction of $93,000 in online marketplace fees and a reduction of $142,000 in intellectual property analytics research revenue, partially offset by an increase in our online report store sales.

Our technology services revenue decreased by $479,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The decreased revenue is primarily a result of a reduction of $50,000 in monthly fees for our global technology partnering services, a reduction of $269,000 in online marketplace fees and a reduction of $154,000 in foresight and trend research revenue. The decreased revenue throughout this division for the three and six months ended June 30, 2011 in comparison to the same periods of 2010 results from a reduction in the number of personnel selling and fulfilling projects, which has had a direct impact on new sales for this business. Consequently, we have not been able to replace prior year contracts with new contracts as they come up for renewal.

We expect that our technology services revenue will remain consistent with the six months ended June 30, 2011 for the remainder of 2011.

Direct Costs of Revenue

(in thousands, except percentages)	Three Months Ended June 30, 2011	Gross Margin	Three Months Ended June 30, 2010	Gross Margin	Six Months Ended June 30, 2011	Gross Margin	Six Months Ended June 30, 2010	Gross Margin

Direct costs of revenue - strategic services	$4,476	2%	$1,171	39%	$6,157	19%	$2,176	35%
Direct costs of revenue - technology services	365	46%	430	51%	698	44%	874	49%

Total direct costs of revenue	$4,841		$1,601		$6,855		$3,050

Direct Costs of Revenue - Strategic Services

Direct costs of revenue for strategic services are comprised of salaries and related taxes, bonuses, certain outside services and other business development costs related to our strategic services business. The most significant portion of direct costs of revenue for strategic services is comprised of consulting personnel compensation, which includes bonuses. Direct costs of strategic services revenue included a $1.5 million bonus accrual as a result of the high level of revenue for the three and six months ended June 30, 2011. In comparison, there was no bonus accrual for the three and six months ended June 30, 2010.

In connection with the expiration of certain of the strategic services managers’ contracts in the second quarter of 2011, we have retained certain of these former managers as consultants. The pay rate these consultants receive is higher than the pay rate of most other consultants we use due to their experience and relationship with the customers. In addition, certain of the contracts have required the work of a specialist consultant whose cost is much higher than that of the other consultants. We also needed to hire more consultants during the second quarter of 2011 as a result of the high number of contracts in process.

Direct costs of revenue for strategic services increased by $3.3 million for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The increase is primarily related to a $1.5 million increase in the bonus accrual, a $1.1 million increase in outside consultant expenditures and a $600,000 increase in overseas travel and lodging during the three months ended June 30, 2011.

The gross margin for the strategic services business decreased to 2% for the three months ended June 30, 2011 in comparison to 39% for the three months ended June 30, 2010. The decrease in the gross margin down to 2% in the three months ended June 30, 2011 is a direct result of the bonus accrual. The first quarter that a bonus is recorded in any given year results in a skewed gross margin because the cost is recorded in one quarter for a bonus that relates to year-to-date revenue.

Direct costs of revenue for strategic services increased by $4.0 million for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The increase is primarily related to a $1.5 million increase in the bonus accrual, a $1.7 million increase in outside consultant expenditures and a $600,000 increase in overseas travel and lodging during the six months ended June 30, 2011.

The gross margin for the strategic services business decreased to 19% for the six months ended June 30, 2011 in comparison to 35% for the six months ended June 30, 2010. The decrease is primarily related to the bonus accrual and utilization of contractors at higher than normal rates.

We expect that our direct costs of revenue for strategic services will decrease from the six months ended June 30, 2011 for the remainder of 2011.

Direct Costs of Revenue - Technology Services

Direct costs of revenue for technology services are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to technology services. Direct costs of technology services revenue decreased by $65,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. In addition, direct costs of revenue for technology services decreased by $176,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The majority of the decrease relates to a reduction in sales and project management personnel, as well as the reduced utilization of outside contractors related to the reduced amount of revenue.

The gross margin for the technology services business decreased to 46% for the three months ended June 30, 2011 in comparison to 51% for the three months ended June 30, 2010. In addition, the gross margin for the technology services business decreased to 44% for the six months ended June 30, 2011 in comparison to 49% for the six months ended June 30, 2010. The decrease is related to the aforementioned reduction in sales personnel having had a negative impact on new sales for this business.

We expect that our direct costs of revenue for technology services will remain consistent with the six months ended June 30, 2011 for the remainder of 2011.

Salaries and Wages

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Salaries and wages	$485	$790	(39)%		$810	$1,469	(45)%
As a percent of revenue	9%	28%	(19	)ppt	9%	29%	(20	)ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation that are not otherwise allocated to direct costs of revenue. Salaries and wages decreased by $305,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The decrease relates to a $55,000 reduction in officers’ salaries as a result of a CEO change and a $282,000 reduction in administrative staff, partially offset by a $34,000 increase in stock compensation expense as a result of certain options issued to our new CEO during the three months ended June 30, 2011.

Salaries and wages decreased by $659,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The decrease relates to a $133,000 reduction in officers’ salaries as a result of a CEO change, a $495,000 reduction in administrative staff, and a $31,000 reduction in stock compensation expense as a result of a change in estimate made in conjunction with the valuation of our stock option issuances.

We expect that our salaries and wages will increase over the six months ended June 30, 2011 for the remainder of 2011 as a result of the permanent hire of our interim CEO in April 2011.

Professional Fees

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Professional fees	$97	$166	(42)%		$185	$367	(50)%
As a percent of revenue	2%	6%	(4	)ppt	2%	7%	(5	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $69,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The majority of this decrease is related to a reduction in accounting fees as a result of our having become a smaller reporting company (a designation under the federal securities laws that impacts the level of our disclosure requirement thereunder) during 2010. As a smaller reporting company, we are subject to a more streamlined reporting regime than the reporting regime for larger companies, including the elimination of the requirement to have our auditors audit our internal control over financial reporting.

Professional fees decreased by $182,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. Valuation expenses were reduced by $34,000 because our investments no longer require outside valuations on a quarterly basis. Accounting fees were reduced by $79,000 as a result of our having become a smaller reporting company during 2010. Legal fees were reduced by $69,000 because of costs incurred during the six months ended June 30, 2010 related to the preparation of our restricted stock plan and the settlement of a severance liability related to our former CEO that were not repeated during the six months ended June 30, 2011.

We expect that our professional fees will remain consistent with the six months ended June 30, 2011 for the remainder of 2011.

Research and Development

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Research and development	$330	$351	(6)%		$634	$551	15%
As a percent of revenue	6%	13%	(7	)ppt	7%	11%	(4	)ppt

Research and development costs include salaries, outside services, travel and other costs related to the development of our innovation management software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $21,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The decrease is related to a $66,000 decrease in salaries and related costs and a $16,000 reduction in travel, partially offset by a $53,000 increase in outside service providers and an $8,000 increase in marketing costs.

Research and development costs increased by $83,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The increase is related to a $140,000 increase in outside service providers and a $9,000 increase in marketing costs, partially offset by a $34,000 decrease in salaries and related costs and a $29,000 reduction in travel.

In accordance with accounting guidance, we expense all costs incurred to establish the technological feasibility of our software platform as research and development expenses. With the established working model of LaunchPad Version 1.0, all costs related to the refinement of this product will be capitalized. We have begun development of the next components of LaunchPad with Version 2.0 and the costs related to the development of this product will be expensed as research and development. We expect to incur an additional $300,000 on product development of Version 2.0 and refinement of Version 1.0 of LaunchPad during the third quarter of 2011. Since a portion of these costs will be capitalized, we expect that research and development expense will decrease from current levels for the remainder of 2011.

Sales and Marketing

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Sales and marketing	$53	$192	(72)%		$114	$438	(74)%
As a percent of revenue	1%	7%	(6	)ppt	1%	9%	(8	)ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expenses decreased by $139,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The decrease relates primarily to certain marketing costs incurred in the second quarter of 2010, including $43,000 in rebranding costs and $75,000 for partnering with external search partners, which were not repeated in the second quarter of 2011. We also participated in and sponsored conferences totaling $6,000 during the second quarter of 2010 that we did not participate in or sponsor during the second quarter of 2011.

Sales and marketing expenses decreased by $324,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The decrease relates primarily to certain marketing costs incurred during the six months ended June 30, 2010, including $89,000 in rebranding costs and $150,000 for partnering with external search partners, which were not repeated during the six months ended June 30, 2011. We also participated in and sponsored conferences totaling $61,000 during the six months ended June 30, 2010 that we did not participate in or sponsor during the six months ended June 30, 2011.

We expect that our sales and marketing costs will remain consistent with the six months ended June 30, 2011 for the remainder of 2011.

General and Administrative

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
General and administrative	$524	$582	(10)%		$1,028	$1,178	(13)%
As a percent of revenue	10%	21%	(11	)ppt	12%	23%	(11	)ppt

General and administrative expenses decreased by $58,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The decrease relates to a $52,000 reduction in insurance and other employee related costs due to having fewer employees; a $34,000 reduction in printing costs related to the proxy and annual report; as well as a continued overall company plan to reduce all aspects of overhead; partially offset by a $14,000 increase in investment banking costs.

General and administrative expenses decreased by $150,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The decrease relates to a $131,000 reduction in insurance and other employee related costs due to having fewer employees; a $35,000 reduction in printing costs related to the proxy and annual report; as well as a continued overall company plan to reduce all aspects of overhead; partially offset by a $23,000 increase related to moving and relocation expenses.

We expect that our general and administrative costs will remain consistent with the six months ended June 30, 2011 for the remainder of 2011.

Depreciation and Amortization

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Depreciation and amortization	$339	$396	(14)%		$680	$796	(15)%
As a percent of revenue	6%	14%	(8	)ppt	8%	16%	(8	)ppt

Depreciation and amortization decreased by $57,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. Amortization expense decreased by $45,000 as a result of impairment charges related to our intangible assets that were incurred in 2010. Depreciation expense decreased by $12,000 as a result of impairment charges related to our fixed assets that were incurred in 2010.

Depreciation and amortization decreased by $116,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. Amortization expense decreased by $95,000 as a result of impairment charges related to our intangible assets that were incurred in 2010. Depreciation expense decreased by $21,000 as a result of impairment charges related to our fixed assets that were incurred in 2010.

We expect that our depreciation and amortization will remain consistent with the six months ended June 30, 2011 for the remainder of 2011.

Other (Income) Expense

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Other (income) expense	$(499)	$(154)	223%	$1,230	$(156)	(886)%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value each reporting period, capital gains and losses and other miscellaneous income (losses). Other (income) expense increased by $345,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. This increase is attributable to a $45,000 increase in rental income, a $382,000 increase in net gain/loss on adjustment of our derivative liabilities, and a $17,000 increase in miscellaneous income, partially offset by a $100,000 decrease in net capital gain/loss.

Other (income) expense decreased by $1.39 million for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. This decrease is attributable to a $1.47 million decrease in net gain/loss on adjustment of our derivative liabilities, partially offset by a $54,000 increase in rental income and a $35,000 increase in net capital gain/loss.

Interest Expense, Net

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Interest expense, net	$82	$142	(43)%	$223	$277	(19)%

Interest expense, net decreased by $60,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The decrease is attributable to lower interest expense on long-term debt of $23,000, lower amortization of our debt discount of $13,000, and higher interest income on our note receivable of $24,000.

Interest expense, net decreased by $54,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. The decrease is attributable to lower interest expense on long-term debt of $33,000 and lower amortization of our debt discount of $26,000, partially offset by lower interest income on our note receivable of $5,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $783,000 for the six months ended June 30, 2011 increased $2,562,000 from $(1,779,000) for the six months ended June 30, 2010. Total cash flows from operations of $783,000 in the current period are primarily attributable to:

•	$1.4 million loss on derivative liabilities;

•	$746,000 in non-cash depreciation and amortization;

•	$268,000 in non-cash stock-based compensation expense related to vesting options;

•	$212,000 decrease in prepaid expenses and other assets; and

•	$1.9 million increase in accounts payable and accrued expenses.

Partially offset by:

•	$2.9 million net operating loss; and

•	$846,000 increase in accounts receivable and contracts in process.

Cash flows from investing activities of $(23,000) for the six months ended June 30, 2011 decreased $242,000 from $219,000 for the six months ended June 30, 2010. There were no significant investing transactions during the current period.

Cash flows from financing activities of $(383,000) for the six months ended June 30, 2011 decreased $389,000 from $6,000 for the six months ended June 30, 2010. Total cash flows from financing of $(383,000) are related to principal payments on long-term debt.

Research and Development Expenditures

As of June 29, 2011, Version 1.0 of the Innovaro LaunchPad software (“LaunchPad”) reached technological feasibility with the introduction of a working model. In addition, we have begun development of the next components of LaunchPad with Version 2.0. As of June 30, 2011, we have invested $1.8 million in this software platform. We expect to incur approximately $300,000 in additional expenditures for product development of Version 2.0 and refinement of Version 1.0 during the third quarter of 2011.

Accounts Receivable Balances

Our accounts receivable balance as of June 30, 2011 was significantly higher than our historical accounts receivable balance. The increase in our accounts receivable balance during the second quarter of 2011 is a result of a significant increase in revenue. Revenue increased because we had a significant number of new contracts in the second quarter of 2011. Revenue for the three and six months ended June 30, 2011 increased 87% and 74%, respectively, over revenue for the three and six months ended June 30, 2010. It is not unusual for our accounts receivable to sustain an elevated balance during periods of increased revenues.

Of the outstanding receivables balance of $2.7 million at June 30, 2011, only 24%, or $632,000, was past due, but only by 1 to 30 days. As of the date of this filing, we have collected all but $577,000 of the total accounts receivable balance outstanding at June 30, 2011.

Liquidity

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee bonuses. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments. As of June 30, 2011, we had $633,000 in cash and cash equivalents, $2.9 million in accounts receivable and contracts in process, $521,000 in investments, and a working capital deficit of $402,000.

We currently intend to fund our liquidity needs, including our research and development expenditures, with existing cash and cash equivalent balances, cash generated from operations, collections of our existing receivables and the potential sales of our investments. We expect that our recent reductions in costs, coupled with our expected revenue, will be sufficient to fund our scheduled debt service payments of $174,000 and operations for the next twelve months. Should we face a more restricted cash flow scenario than projected during the next twelve months, we have the capability to delay all cash intensive activities, including our research and development expenditures, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

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

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued new guidance for the purpose of measuring the impairment of old receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are considered newly impaired under the new guidance for which impairment was previously measured under previously authoritative guidance. The guidance is effective for us for with the reporting period beginning in July 1, 2011. The adoption of this guidance is not expected to have an impact on our operations.

In May 2011, the FASB issued new guidance that expands existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance is applied. The guidance is effective for us with the reporting period beginning in January 1, 2012. The adoption of this guidance is not expected to have an impact on our operations.

In June 2011, the FASB issued new guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for us with the reporting period beginning in January 1, 2012. The adoption of this guidance will change the way we present comprehensive income in our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of June 30, 2011, we were not a party to any material pending legal proceedings.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

10.1	—	Innovaro Equity Compensation Plan. (Incorporated by reference to the Company’s Proxy Statement filed on April 20, 2011.)

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)

Date: August 10, 2011	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: August 10, 2011	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer