Form 10-Q
period 2011-09-30
Innovaro, Inc.
filed 2011-11-09
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On October 28, 2011, there were 15,041,274 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,545,942	$262,619
Accounts receivable, net	1,103,502	1,796,454
Contracts in process	131,276	214,734
Available-for-sale securities	110,744	171,139
Prepaid expenses and other assets	520,424	791,432

Total current assets	3,411,888	3,236,378
Cost method investments	95,589	95,589
Equity method investments	303,454	303,454
Note receivable and accrued interest	1,778,000	1,700,000
Fixed assets, net	6,582,665	6,736,567
Goodwill	6,412,538	6,407,640
Intangible assets, net	5,563,532	6,174,792

Total assets	$24,147,666	$24,654,420

LIABILITIES
Current liabilities:
Accounts payable	$934,868	$1,078,088
Accrued expenses	551,513	420,707
Accrued bonus	2,198,530	—
Deferred revenue	987,285	987,624
Current maturities of long-term debt	109,344	433,964

Total current liabilities	4,781,540	2,920,383
Long-term debt, less current maturities	5,282,093	5,358,173
Derivative liabilities	760,368	1,140,005
Deferred tax liability	1,198,177	1,220,687

Total liabilities	12,022,178	10,639,248

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,161,274 and 14,631,950 shares issued; 15,041,274 and 14,585,261 shares outstanding at September 30, 2011 and December 31, 2010, respectively	150,413	145,853
Additional paid-in capital	86,718,619	85,024,704
Accumulated deficit	(75,362,144)	(71,829,344)
Accumulated other comprehensive income	93,215	147,922

Total Innovaro stockholders’ equity	11,600,103	13,489,135
Noncontrolling interest	525,385	526,037

Total equity	12,125,488	14,015,172

Total liabilities and equity	$24,147,666	$24,654,420

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Revenue:
Strategic services	$2,899,131	$3,337,416	$10,482,237	$6,684,046
Technology services	521,120	868,998	1,766,225	2,593,574

	3,420,251	4,206,414	12,248,462	9,277,620

Expenses:
Direct costs of revenue – Strategic services	2,756,720	3,125,688	8,913,962	5,301,333
Direct costs of revenue – Technology services	301,729	363,305	1,000,184	1,237,063
Salaries and wages	437,195	648,118	1,247,130	2,117,273
Professional fees	102,025	142,494	287,174	509,591
Research and development	27,936	297,587	661,600	848,241
Sales and marketing	114,070	18,867	228,188	456,744
General and administrative	507,499	593,136	1,535,809	1,770,808
Depreciation and amortization	296,686	388,095	976,871	1,184,503
Impairment loss	—	11,620,708	—	11,620,708

	4,543,860	17,197,998	14,850,918	25,046,264

Other (income) and expense:
Other (income) expense	(598,060)	283,239	631,698	126,850
Interest expense, net	106,348	235,136	329,558	512,374

	(491,712)	518,375	961,256	639,224

Loss before income taxes	(631,897)	(13,509,959)	(3,563,712)	(16,407,868)
Provision for income tax benefit	(7,547)	(300,529)	(23,674)	(390,338)

Net loss	(624,350)	(13,209,430)	(3,540,038)	(16,017,530)

Net loss attributable to the noncontrolling interest	(2,835)	(2,084)	(7,238)	(4,445)

Net loss attributable to Innovaro stockholders	$(621,515)	$(13,207,346)	$(3,532,800)	$(16,013,085)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.04)	$(0.91)	$(0.24)	$(1.26)

Weighted average shares outstanding: Basic and diluted	15,024,970	14,536,396	15,003,871	12,745,278

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss attributable to Innovaro stockholders	$(3,532,800)	$(16,013,085)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Goodwill and intangible asset impairment	—	10,332,628
Fixed asset impairment	—	1,288,080
Net loss attributable to noncontrolling interest	(7,238)	(4,445)
Depreciation and amortization	976,871	1,184,503
Amortization of debt discount from investor warrants	98,832	247,252
Loss on sale and impairment of available-for-sale securities	201	1,136,865
Loss (gain) on derivative liabilities	911,193	(817,609)
Stock-based compensation	407,645	213,360
Deferred income taxes	(23,674)	(390,338)
Other	13,740	(24,974)
Changes in operating assets and liabilities:
Accounts receivable and contracts in process	775,343	(1,318,457)
Prepaid expenses and other assets	218,942	103,604
Deferred revenue	(339)	(599,461)
Accounts payable, accrued expenses and accrued bonus	2,192,701	1,802,353

Net cash flows from operating activities	2,031,417	(2,859,724)

Investing Activities:
Capital expenditures	(34,693)	(39,546)
Capitalization of software development costs	(185,272)	—
Proceeds from sale of available-for-sale securities	—	311,997
Proceeds from redemption of certificates of deposit	—	492,246

Net cash flows from investing activities	(219,965)	764,697

Financing Activities:
Net repayments on bank line of credit	—	(250,000)
Payments on long-term debt	(525,466)	(791,758)
Gross proceeds from private equity securities offering	—	3,799,999
Offering costs paid from private equity securities offering	—	(593,440)

Net cash flows from financing activities	(525,466)	2,164,801

Effect of foreign exchange rates	(2,663)	19,600

Increase in cash and cash equivalents	1,283,323	89,374
Cash and cash equivalents at beginning of period	262,619	2,118,970

Cash and cash equivalents at end of period	$1,545,942	$2,208,344

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities, net	$(60,195)	$171,047

Derivative liability extinguished in connection with exercise of investor warrants	$1,290,830

The Company issued 23,484 shares of common stock in connection with certain acquisition earnout contingencies		$43,680

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest		$532,132
Increase to additional paid-in capital		17,868

		$550,000

The Company issued 243,933 shares of common stock in connection with its investment in Verdant Ventures Advisors, LLC		$1,000,125

Warrants issued as direct offering costs in connection with private equity securities offering		$(661,236)

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$324,774	$367,748

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and notes required by GAAP for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Organization

We commenced operations in 1997 and were originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

The Company

Innovaro is The Innovation Solutions Company. The focus of the business is to help clients innovate and grow. Innovaro offers a comprehensive set of services and software to assure the success of any innovation project, regardless of the size or intent. The Company’s unique combination of consulting services provide innovation expertise, its new LaunchPad software product provides an integrated innovation environment, and technology services provide any business with the innovation support they need to drive success. These services are provided internationally from offices in the United States and the United Kingdom.

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

Reclassifications

Certain reclassifications have been made to the 2010 balances to conform to the 2011 financial statement presentation. In particular, reclassifications were made to the revenue line items in the consolidated statements of operations for the three and nine months ended September 30, 2010 to conform to the Company’s new business segments. Reclassifications were also made to the expense line items in the consolidated statements of operations for the three and nine months ended September 30, 2010 to move the direct costs associated with these business lines into two separately captioned line items: direct costs of revenue – strategic services and direct costs of revenue – technology services.

In addition, reclassifications were made to the equity section of the December 31, 2010 consolidated balance sheet to conform to the September 30, 2011 presentation. Reclassifications were made to combine the total accumulated loss under investment company accounting of $(52,073,915) with the accumulated deficit under operating company accounting of $(19,755,429) into one accumulated deficit line item with a balance of $(71,829,344) as of December 31, 2010.

2.	Significant Accounting Policies

Accounts Receivable

The Company records an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The expense associated with the allowance for doubtful accounts is recognized as a component of general and administrative expense in the consolidated statements of operations. The allowance for doubtful accounts and notes was approximately $14,000 and $15,000 as of September 30, 2011 and December 31, 2010, respectively.

Cost Method Investments

Cost method investments were not evaluated for impairment as of September 30, 2011. The Company does not estimate the fair value of a cost method investment, before its annual impairment evaluation date of December 31, if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value because it is not practicable to estimate fair value on a quarterly basis.

Software Development Costs

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-20 Costs of Software to Be Sold, Leased or Marketed, requires companies to expense all software development costs incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. In addition, costs incurred to enhance existing software products or after the general release of the product are required to be expensed as incurred as research and development costs.

In accordance with ASC Subtopic 985-20, the Company has expensed all costs incurred to establish the technological feasibility of Version 1.0 of the Innovaro LaunchPad software (“LaunchPad”) as research and development costs. As of June 29, 2011, LaunchPad Version 1.0 reached technological feasibility with the introduction of a working model. The Company is now incurring costs related to the refinement of Version 1.0, which will be capitalized until the product is available for general release to market. The Company capitalized $185,000 in software development costs for each of the three and nine months ended September 30, 2011.

The Company has begun development of the next components of LaunchPad with Version 2.0. Costs related to the development of this and other versions of the software will continue to be expensed until they too reach technological feasibility.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average outstanding shares of common stock	15,024,970	14,536,396	15,003,871	12,745,278
Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—	—	—

Common stock and common stock equivalents	15,024,970	14,536,396	15,003,871	12,745,278

Shares excluded from calculation of diluted EPS (1)	2,939,898	2,584,483	2,939,898	2,584,483

(1)

These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of having incurred a net loss during the periods presented.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and derivative liabilities. The fair value of accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt as of September 30, 2011 and December 31, 2010 is not materially different from its carrying values at such dates. The fair value of available-for-sale securities and derivative liabilities are determined as described in Note 6.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

The Company had four major customers during each of the three months ended September 30, 2011 and 2010 and two major customers during each of the nine months ended September 30, 2011 and 2010, all of which were customers of the strategic services line of business. Major customers, those generating greater than 10% of total revenue, accounted for approximately 80% and 62% of the Company’s revenue during the three months ended September 30, 2011 and 2010, respectively. Major customers accounted for approximately 54% and 26% of the Company’s revenue during the nine months ended September 30, 2011 and 2010, respectively. In addition, two customers accounted for approximately 65% of accounts receivable as of September 30, 2011.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands ASC Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC Topic 820 is applied. The ASU is effective for the Company with the reporting period beginning January 1, 2012. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements or disclosures.

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

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation is not needed. The ASU is effective for the Company’s annual and interim goodwill impairment tests performed with the reporting period beginning January 1, 2012 with early adoption permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements.

3.	Accounts Receivable

Accounts receivable consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Trade accounts receivable	$1,012,118	$1,408,047
Allowance for doubtful accounts	(14,488)	(14,926)
Unbilled client costs	105,872	403,333

Total accounts receivable	$1,103,502	$1,796,454

4.	Contracts in Process

Contracts in process consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Contract costs and estimated earnings on uncompleted contracts	$2,625,132	$3,712,143
Less: advances and progress payments	2,493,856	3,497,409

Total contracts in process	$131,276	$214,734

Components of contracts in process consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Billings in excess of costs and estimated earnings on uncompleted contracts	$193,880	$634,541
Costs and estimated earnings in excess of billings on uncompleted contracts	(62,604)	(419,807)

Total contracts in process	$131,276	$214,734

5.	Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with FASB ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities as of September 30, 2011 and December 31, 2010 is presented below.

		Unrealized (1)		Realized
	Cost	Gain	Loss	Loss	Fair Value
As of September 30, 2011	$42,100	$68,845	$—	$(201)	$110,744

As of December 31, 2010	$225,400	$129,132	$(93)	$(183,300)	$171,139

(1)	The net unrealized gain (loss) is included in equity as a component of accumulated other comprehensive income in the consolidated balance sheets.

As of September 30, 2011, none of our five available-for-sale securities were in an unrealized loss position. The Company had no sales of available-for-sale securities during the three and nine months ended September 30, 2011. Proceeds from the sale of available-for-sale securities were approximately $63,000 and $312,000 for the three and nine months ended September 30, 2010, respectively. The Company recognized an impairment loss of $201 on available-for-sale securities during the nine months ended September 30, 2011. Gross realized gain (loss) as a result of the sale of available-for-sale securities was approximately $(57,000) and $54,000 for the three and nine months ended September 30, 2010, respectively. In addition, the Company recognized an impairment loss to available-for-sale securities of approximately $146,000 during the nine months ended September 30, 2010. The realized gain (loss) related to available-for-sale securities is included as a component of other (income) expense in the consolidated statements of operations.

6.	Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by FASB ASC Topic 820 Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC Topic 820 establishes a fair value hierarchy that encourages and is based on the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. When there are multiple inputs for determining the fair value of an investment, the Company classifies the investment in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Inputs are classified into one of three categories:

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

Assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at September 30, 2011 (1)		Fair Value Measurements at December 31, 2010 (1)
	Using Level 2	Total	Using Level 2	Total
Assets:
Available-for-sale securities	$110,744	$110,744	$171,139	$171,139

Total assets	$110,744	$110,744	$171,139	$171,139

Liabilities:
Derivative liabilities	$(760,368)	$(760,368)	$(1,140,005)	$(1,140,005)

Total liabilities	$(760,368)	$(760,368)	$(1,140,005)	$(1,140,005)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of September 30, 2011 or December 31, 2010.

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

The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility. The Company considered the use of a binomial model, but determined that the probability of the exercise price adjusting downward was remote. The Black-Scholes Model employs the market approach in determining fair value.

7.	Derivative Liabilities

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded derivative liabilities for certain stock warrants with variable exercise prices. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of operations. The Company recognized a gain (loss) related to the adjustment of these derivatives to fair value of approximately $513,000 and $776,000 for the three months ended September 30, 2011 and 2010, respectively, and $(911,000) and $818,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company uses the Black-Scholes Model to estimate the fair value of the derivative instrument. The Company employed the following assumptions for the Black-Scholes Model at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Expected dividend yield	0%	0%
Expected volatility	66%	53-54%
Risk-free interest rate	0.96%	2.01%
Expected life	4.3 years	3.8 - 5.0 years
Fair value	$0.51	$0.35 - $1.42

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

8.	Equity

Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income as of and for the nine months ended September 30, 2011 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income
Balances at December 31, 2010	$129,040	$18,882	$147,922
Gain (loss) for the period	(60,195)	5,488	(54,707)

Balances at September 30, 2011	$68,845	$24,370	$93,215

9.	Other (Income) Expense

Components comprising other (income) expense for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss (gain) on sale and impairment of investments	$—	$1,102,064	$201	$1,136,865
Loss (gain) on derivative liabilities	(513,103)	(775,659)	911,193	(817,609)
Rental income	(86,415)	(42,065)	(224,084)	(125,745)
Other	1,458	(1,101)	(55,612)	(66,661)

Other (income) expense	$(598,060)	$283,239	$631,698	$126,850

10.	Comprehensive Income (Loss)

Comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Net loss attributable to Innovaro stockholders	$(3,532,800)	$(16,013,085)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	(60,195)	171,047
Foreign currency translation adjustment	5,488	(198,659)

Other comprehensive income (loss)	(54,707)	(27,612)

Comprehensive loss	$(3,587,507)	$(16,040,697)

11.	Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	0000000000000,	0000000000000,	0000000000000,
	For the Three Months Ended September 30, 2011
	United Kingdom	United States	Total
Revenue	$106,574	$3,313,677	$3,420,251
Loss before income taxes	(33,563)	(598,334)	(631,897)
Depreciation and amortization	831,818	(535,132)	296,686

	000000000000		000000000000		000000000000
	For the Three Months Ended September 30, 2010
	United Kingdom		United States		Total
Revenue	$136,130		$4,070,284		$4,206,414
Loss before income taxes	(3,056,991	)(1)	(10,452,968	)(2)	(13,509,959)
Depreciation and amortization	106,620		281,475		388,095

	000000000000,,	000000000000,,	000000000000,,
	For the Nine Months Ended September 30, 2011
	United Kingdom	United States	Total
Revenue	$360,183	$11,888,279	$12,248,462
Loss before income taxes	(76,281)	(3,487,431)	(3,563,712)
Depreciation and amortization	889,921	86,950	976,871

	0000000000000		0000000000000		0000000000000
	For the Nine Months Ended September 30, 2010
	United Kingdom		United States		Total
Revenue	$527,007		$8,750,613		$9,277,620
Loss before income taxes	(3,444,986	)(1)	(12,962,882	)(2)	(16,407,868)
Depreciation and amortization	317,137		867,366		1,184,503

(1)	Loss before income taxes for the United Kingdom segment included impairment charges of approximately $2.9 million for each of the three and nine months ended September 30, 2010.
(2)	Loss before income taxes for the United States segment included impairment charges of approximately $8.7 million for each of the three and nine months ended September 30, 2010.

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. In 2011, we reorganized into two new lines of business: Strategic Services and Technology Services. As a result, line of business segment information for the three and nine months ended September 30, 2010 has been restated to reflect these new segments.

A summary of revenue and other financial information by reportable line of business segment is shown below:

	0000000000000,	0000000000000,	0000000000000,	0000000000000,
	For the Three Months Ended September 30, 2011
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$2,899,131	$521,120	$—	$3,420,251
Income (loss) before income taxes	(54,164)	117,109	(694,842)	(631,897)

	00000000000000000		00000000000000000		00000000000000000		00000000000000000
	For the Three Months Ended September 30, 2010
	Strategic Services		Technology Services		Administrative and Other		Total
Revenue	$3,337,416		$868,998		$—		$4,206,414
Loss before income taxes	(4,828,711	)(1)	(5,317,600	)(2)	(3,363,648	)(3)	(13,509,959)

	00000000000000	00000000000000	00000000000000	00000000000000
	For the Nine Months Ended September 30, 2011
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$10,482,237	$1,766,225	$—	$12,248,462
Income (loss) before income taxes	1,075,151	339,418	(4,978,281)	(3,563,712)

	Administrative00,		Administrative00,		Administrative00,		Administrative00,
	For the Nine Months Ended September 30, 2010
	Strategic Services		Technology Services		Administrative and Other		Total
Revenue	$6,684,046		$2,593,574		$—		$9,277,620
Loss before income taxes	(3,966,183	)(1)	(5,428,473	)(2)	(7,013,212	)(3)	(16,407,868)

(1)	Loss before income taxes for the strategic services segment included impairment charges of approximately $4.9 million for each of the three and nine months ended September 30, 2010.
(2)	Loss before income taxes for the technology services segment included impairment charges of approximately $5.5 million for each of the three and nine months ended September 30, 2010.
(3)	Loss before income taxes for administrative and other included impairment charges of approximately $1.3 million for each of the three and nine months ended September 30, 2010.

12.	Stock Compensation Plans

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

Business Overview

Innovaro is The Innovation Solutions Company. The focus of our business is to help clients innovate and grow. Innovaro offers a comprehensive set of services and software to assure the success of any innovation project, regardless of the size or intent. Our unique combination of consulting services provide innovation expertise, our new LaunchPad software product provides an integrated innovation environment, and technology services provide any business with the innovation support they need to drive success. These services are provided internationally from our offices in the United States and the United Kingdom.

People are the key to providing innovation expertise though our consulting services. Our people have defined and refined our methodology for over 15 years with more than 250 clients in over 750 engagements, which has created a proven effective process to get a company through the innovation cycle. This process has served to develop our Leading Edge Innovation Practices (“LEIPs”) contained within our methodology.

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

Our technology services business provides information to assist clients in gaining insights and making decisions. We offer expansive networks, experts in scouting, partner sourcing and licensing expertise, and world leading online marketplaces. We also provide an important foundation to successful licensing—understanding the true potential value of our clients’ intellectual property “IP” and IP portfolio. We access that value and build a roadmap for our clients’ use, and uncover opportunities and options to realize any latent value.

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

Our LaunchPad software product provides an integrated innovation environment which embodies our LEIPs to offer a process that is repeatable, reliable and scalable. LaunchPad helps innovation teams by making their jobs better, faster and easier.

Innovaro LaunchPad

We are continuing the development of our innovation management software platform, Innovaro LaunchPad (“LaunchPad”), which is designed to enhance and complement our innovation service offerings to clients. Previously in 2011, we introduced a working model of Version 1.0 of the LaunchPad software to certain customers. We will continue to incur costs related to the refinement of Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0. The next components of LaunchPad are designed to take the outputs from the current product and extend them further into the organization’s product delivery process.

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

On April 22, 2011, we appointed Gary Getz as Managing Director of the strategic services division. Mr. Getz has held a management position at Innovaro since its acquisition of Strategos in 2008, and held a management position at Strategos since that company’s founding.

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

Financial Condition

Our total assets were $24.1 million as of September 30, 2011 and $24.7 million as of December 31, 2010. As of September 30, 2011, we had $1.5 million in cash and cash equivalents, $1.2 million in accounts receivable and contracts in process, $3.7 million in accounts payable, accrued expenses and accrued bonus and $5.4 million in total debt outstanding. As of December 31, 2010, we had $263,000 in cash and cash equivalents, $2.0 million in accounts receivable and contracts in process, $1.5 million in accounts payable and accrued expenses and $5.8 million in total debt outstanding. As of September 30, 2011, we had a working capital deficit of $1.4 million and an accumulated deficit of $75.4 million.

Results of Operations

Revenue

	Three Months Ended Sept. 30,		Percentage Change	Nine Months Ended Sept. 30,		Percentage Change
(in thousands, except percentages)	2011	2010		2011	2010
Strategic services	$2,899	$3,337	(13)%	$10,482	$6,684	57%
Technology services	521	869	(40)%	1,766	2,594	(32)%

Total revenue	$3,420	$4,206	(19)%	$12,248	$9,278	32%

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue decreased by $438,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The decrease is the result of this division having a 40% decline in the value of contracts in process during the three months ended September 30, 2011 in comparison to the same period of 2010. However, certain of the current year contracts have required the work of a specialist consultant who bills out at a significantly higher rate than that of the other consultants, which partially offset the decrease in revenue by approximately $225,000 for the three months ended September 30, 2011 over the same period of 2010.

Our strategic services revenue increased by $3.8 million for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The increase is the result of this division having a significant number of new contracts with a higher average value during the nine months ended September 30, 2011 in comparison to the same period of 2010. We attribute the increased contract level in 2011 to a renewed interest in innovation efficiency and new product development in the U.S. and abroad. In addition, certain of the current year contracts have required the work of a specialist consultant who bills out at a significantly higher rate than that of the other consultants, which contributed to an increase in revenue of approximately $574,000 for nine months ended September 30, 2011 over the same period of 2010. An increase in billable expenses related to overseas travel and lodging contributed to an increase in revenue of approximately $714,000 for the nine months ended September 30, 2011 over the same period of 2010.

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

We expect that our strategic services revenue will decrease from that of the three months ended September 30, 2011 for the remainder of 2011.

Technology Services

Our technology services revenue is derived from a combination of global technology licensing services, online marketplace fees, foresight and trend research revenue and intellectual property (“IP”) consulting revenue. Our technology services revenue decreased by $348,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The decreased revenue is primarily a result of a reduction of $27,000 in monthly fees for our global technology licensing services, a reduction of $26,000 in online marketplace fees, and a reduction of $342,000 in foresight and trend research revenue, partially offset by an increase of $44,000 in intellectual property consulting revenue.

Our technology services revenue decreased by $828,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The decreased revenue is primarily a result of a reduction of $75,000 in monthly fees for our global technology licensing services, a reduction of $110,000 in online marketplace fees, a reduction of $530,000 in foresight and trend research revenue, and a reduction of $103,000 in intellectual property consulting revenue. The decreased revenue throughout this division for the three and nine months ended September 30, 2011 in comparison to the same periods of 2010 results from a reduction in the number of personnel selling and fulfilling projects, as well as budget cuts for a large group of our customers. This has had a significant, direct impact on new sales and renewals for this line of business.

We expect that our technology services revenue will remain consistent with that of the three months ended September 30, 2011 for the remainder of 2011.

Direct Costs of Revenue

(in thousands, except percentages)	Three Months Ended September 30, 2011	Gross Margin	Three Months Ended September 30, 2010	Gross Margin	Nine Months Ended September 30, 2011	Gross Margin	Nine Months Ended September 30, 2010	Gross Margin
Direct costs of revenue - strategic services	$2,757	5%	$3,126	6%	$8,914	15%	$5,301	21%
Direct costs of revenue - technology services	302	42%	363	58%	1,000	43%	1,237	52%

Direct Costs of Revenue - Strategic Services

Direct costs of revenue - strategic services are comprised of salaries and related taxes, bonuses, certain outside services and other business development costs related to our strategic services business. The most significant portion of direct costs of revenue - strategic services is comprised of consulting personnel compensation, which includes bonuses. Direct costs of revenue - strategic services included a bonus accrual of $805,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively. In comparison, direct costs of revenue - strategic services included a bonus accrual of $1.8 million for each of the three and nine months ended September 30, 2010.

In connection with the expiration of the employment contracts for the management team of the strategic services division in the second quarter of 2011, we have retained certain of these former professionals as consultants. The pay rate these consultants receive is higher than the pay rate of most other consultants we use due to their experience and relationship with the customers. In addition, certain of the contracts have required the work of a specialist consultant whose cost is much higher than that of the other consultants. We also needed to hire more consultants during 2011 as a result of the high number of contracts in process and a reduction in the number of employees.

Direct costs of revenue - strategic services decreased by $369,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The decrease is primarily related to a $1.0 million decrease in the bonus accrual and a $250,000 decrease in salaries, partially offset by an $859,000 increase in outside consultant expenditures as discussed above.

The gross margin for the strategic services business decreased to 5% for the three months ended September 30, 2011 in comparison to 6% for the three months ended September 30, 2010. This gross margin level for the three months ended September 30, 2011 and 2010 is a direct result of the bonus accrual during these periods.

Direct costs of revenue - strategic services increased by $3.6 million for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The increase is primarily related to a $533,000 increase in the bonus accrual, a $2.5 million increase in outside consultant expenditures as discussed above, and a $714,000 increase in overseas travel and lodging, partially offset by a $135,000 decrease in salaries.

The gross margin for the strategic services business decreased to 15% for the nine months ended September 30, 2011 in comparison to 21% for the nine months ended September 30, 2010. The decrease is primarily related to the bonus accrual and utilization of consultants at higher than normal rates.

We expect that our direct costs of revenue - strategic services will decrease from that of the three months ended September 30, 2011 for the remainder of 2011.

Direct Costs of Revenue - Technology Services

Direct costs of revenue - technology services are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to technology services. Direct costs of revenue - technology services decreased by $61,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. In addition, direct costs of revenue - technology services decreased by $237,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The decreases primarily relate to a reduction in sales and project management personnel, as well as the reduced utilization of outside contractors, related to the decline in revenue.

The gross margin for the technology services business decreased to 42% for the three months ended September 30, 2011 in comparison to 58% for the three months ended September 30, 2010. In addition, the gross margin for the technology services business decreased to 43% for the nine months ended September 30, 2011 in comparison to 52% for the nine months ended September 30, 2010. These decreases are related to the aforementioned reduction in sales personnel and certain customer budgets having had a more negative impact on new sales and renewals for this business as compared to the impact on the direct costs of revenue for this business.

We expect that our direct costs of revenue - technology services will remain consistent with that of the three months ended September 30, 2011 for the remainder of 2011.

Salaries and Wages

	Three Months Ended Sept. 30,		Percentage Change		Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Salaries and wages	$437	$648	(33)%		$1,247	$2,117	(41)%
As a percent of revenue	13%	15%	(2	)ppt	10%	23%	(13	)ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation that are not otherwise allocated to direct costs of revenue. Salaries and wages decreased by $211,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The decrease relates to a $209,000 reduction in officers’ salaries as a result of severance expense related to our former CEO in the third quarter of 2010 and a $130,000 reduction in administrative staff, partially offset by an increase of $226,000 in stock compensation expense that resulted from a change in estimate related to stock options in the third quarter of 2010.

Salaries and wages decreased by $870,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The decrease relates to a $342,000 reduction in officers’ salaries as a result of a CEO change and a $407,000 reduction in administrative staff, partially offset by an increase of $194,000 in stock compensation expense that resulted from a change in estimate related to stock options in the third quarter of 2010.

We expect that our salaries and wages will remain consistent with that of the three months ended September 30, 2011 for the remainder of 2011.

Professional Fees

	Three Months Ended Sept. 30,		Percentage Change		Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Professional fees	$102	$142	(28)%		$287	$510	(44)%
As a percent of revenue	3%	3%	—	ppt	2%	5%	(3	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $40,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The majority of the decrease is related to a $53,000 reduction in accounting fees as a result of our having become a smaller reporting company (a designation under the federal securities laws that impacts the level of our disclosure requirement thereunder) during 2010. As a smaller reporting company, we are subject to a more streamlined reporting regime than the reporting regime for larger companies, including the elimination of the requirement to have our auditors audit our internal control over financial reporting.

Professional fees decreased by $223,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. Valuation expenses were reduced by $38,000 because our investments no longer require outside valuations on a quarterly basis. Accounting fees were reduced by $132,000 as a result of our having become a smaller reporting company during 2010. Legal fees were reduced by $52,000 because of costs incurred during the nine months ended September 30, 2010 related to the preparation of our restricted stock plan and the settlement of a severance liability related to our former CEO that were not repeated during the nine months ended September 30, 2011.

We expect that our professional fees will remain consistent with that of the three months ended September 30, 2011 for the remainder of 2011.

Research and Development

	Three Months Ended Sept. 30,		Percentage Change		Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Research and development	$28	$298	(91)%		$662	$848	(22)%
As a percent of revenue	1%	7%	(6	)ppt	5%	9%	(4	)ppt

Research and development costs include salaries, outside services, travel and other costs related to the development of our LaunchPad software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $270,000 and $187,000 for the three and nine months ended September 30, 2011 in comparison to the three and nine months ended September 30, 2010, respectively. The decreases are primarily related to the capitalization of $185,000 in software costs in the third quarter of 2011 rather than the allocation of such costs to research and development expense. In addition, we scaled back the amount of resources allocated to the development of LaunchPad to approximately $200,000 in the third quarter of 2011.

In accordance with accounting guidance, we expense all costs incurred to establish the technological feasibility of our LaunchPad software platform as research and development expenses. Having established a working model of LaunchPad Version 1.0, all costs related to the refinement of this product will be capitalized until general release of the product to customers. We will continue to incur costs related to the refinement of Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0. The costs related to the development of Version 2.0 will be expensed as research and development until we have completed a working model. We expect to incur an additional $150,000 in product development of Version 2.0 and refinement of Version 1.0 during the fourth quarter of 2011. Since a portion of these costs will be capitalized, we expect that research and development expense will remain relatively consistent with that of the three months ended September 30, 2011 for the remainder of 2011.

Sales and Marketing

	Three Months Ended Sept. 30,		Percentage Change		Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Sales and marketing	$114	$19	505%		$228	$457	(50)%
As a percent of revenue	3%	0%	3	ppt	2%	5%	(3	)ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expenses increased by $95,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The increase relates primarily to $86,000 in marketing costs incurred during the three months ended September 30, 2011 in connection with an increase in marketing efforts. In addition, we received a $45,000 credit against previously paid marketing costs during the three months ended September 30, 2010, which reduced the expense in that period.

Sales and marketing expenses decreased by $229,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The decrease relates primarily to certain marketing costs incurred during the nine months ended September 30, 2010, including $89,000 in rebranding costs and $150,000 for partnering with external search partners, which were not repeated during the nine months ended September 30, 2011. This decrease in costs was partially offset by $86,000 in marketing costs incurred during the nine months ended September 30, 2011 in connection with an increase in marketing efforts.

We expect that our sales and marketing costs for the remainder of 2011 will remain consistent with that of the three months ended September 30, 2011.

General and Administrative

	Three Months Ended Sept. 30,		Percentage Change		Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
General and administrative	$507	$593	(14)%		$1,536	$1,771	(13)%
As a percent of revenue	15%	14%	1	ppt	13%	19%	(6	)Ppt

General and administrative expenses decreased by $86,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The decrease relates to a $17,000 reduction in insurance and other employee related costs due to having fewer employees; a $28,000 reduction in investor relations costs; a $56,000 decrease in outside services as a result of having hired our CEO in the second quarter of 2011 as opposed to paying him as a consultant; as well as a continued overall company plan to reduce all aspects of overhead; partially offset by a $28,000 increase in real estate taxes.

General and administrative expenses decreased by $235,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The decrease relates to a $148,000 reduction in insurance and other employee related costs due to having fewer employees; a $31,000 reduction in printing costs related to the proxy and annual report; a $46,000 reduction in investor relations costs; an $81,000 decrease in outside services as a result of having hired our CEO in the second quarter of 2011 as opposed to paying him as a consultant; as well as a continued overall company plan to reduce all aspects of overhead; partially offset by a $38,000 increase in real estate taxes and a $25,000 increase related to moving and relocation expenses for our new CEO and Senior VP of Sales.

We expect that our general and administrative costs will remain consistent with that of the three months ended September 30, 2011 for the remainder of 2011.

Depreciation and Amortization

	Three Months Ended Sept. 30,		Percentage Change		Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010			2011	2010
Depreciation and amortization	$297	$388	(24)%		$977	$1,185	(18)%
As a percent of revenue	9%	9%	—	ppt	8%	13%	(5	)ppt

Depreciation and amortization decreased by $91,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. Amortization expense decreased by $77,000 as a result of impairment charges related to our intangible assets that were incurred in 2010. Depreciation expense decreased by $14,000 as a result of impairment charges related to our fixed assets that were incurred in 2010.

Depreciation and amortization decreased by $208,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. Amortization expense decreased by $172,000 as a result of impairment charges related to our intangible assets that were incurred in 2010. Depreciation expense decreased by $36,000 as a result of impairment charges related to our fixed assets that were incurred in 2010.

We expect that our depreciation and amortization will remain consistent with that of the three months ended September 30, 2011 for the remainder of 2011.

Impairment Loss

	Three Months Ended Sept. 30,		Percentage Change	Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Impairment loss	$—	$11,621	(100)%	$—	$11,621	(100)%

At the end of the third quarter of 2010, management concluded that the significant decline in our stock price subsequent to June 30, 2010 was other than short-term in nature. This conclusion, coupled with the severity of the decline, triggered a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2010. A decline in stock price may be an indicator of an adverse change in business climate and it affects market capitalization and may affect fair value measurements for reporting units. Due to the reduction in our market capitalization, third party valuations were obtained to assist in the determination of fair value for our reporting units. As a result of a reduction in fair value of our reporting units, management determined that the implied fair value of our goodwill and intangible assets was less than their respective carrying values by approximately $10.3 million. We recognized impairment of approximately $9.4 million to our goodwill and impairment of approximately $971,000 to our intangible assets in the three and nine months ended September 30, 2010.

We also recorded impairment of approximately $1.3 million to our fixed assets during the three and nine months ended September 31, 2010. The commercial real estate market for certain of our properties had taken a significant downturn that was not expected to reverse in the near future. As a result, management determined that the decrease in fair value of the property was other-than-temporary. The impairment loss was determined based on third party valuations of the respective property.

We did not have any events occur during the nine months ended September 30, 2011 that would trigger a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2011.

Other (Income) Expense

	Three Months Ended Sept. 30,		Percentage Change	Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Other (income) expense	$(598)	$283	(311)%	$632	$127	398%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value each reporting period, capital gains and losses and other miscellaneous income. Other (income) expense changed by $(881,000) for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The variance is primarily attributable to a $44,000 increase in rental income and a $1.1 million decrease in net capital loss, partially offset by a $263,000 decrease in net gain on adjustment of our derivative liabilities.

Other (income) expense changed by $505,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The variance is attributable to a $1.7 million decrease in net gain on adjustment of our derivative liabilities, partially offset by a $98,000 increase in rental income and a $1.1 million decrease in net capital loss.

Other (income) expense may continue to fluctuate significantly as the value of our derivative liability increases or decreases in connection with changes in our stock price.

Interest Expense, Net

	Three Months Ended Sept. 30,		Percentage Change	Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Interest expense, net	$106	$235	(55)%	$330	$512	(36)%

Interest expense, net decreased by $129,000 for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The decrease is primarily attributable to lower interest expense from the amortization of our debt discount of $122,000.

Interest expense, net decreased by $182,000 for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The decrease is primarily attributable to lower interest expense on long-term debt of $42,000 and lower interest expense from the amortization of our debt discount of $148,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $2,031,000 for the nine months ended September 30, 2011 increased $4,891,000 from $(2,860,000) for the nine months ended September 30, 2010. Total cash flows from operations of $2,031,000 in this period are primarily attributable to:

•	$1.1 million in non-cash depreciation and amortization;

•	$911,000 non-cash loss on derivative liabilities;

•	$408,000 in non-cash stock-based compensation expense related to vesting options and restricted stock;

•	$775,000 decrease in accounts receivable and contracts in process;

•	$219,000 decrease in prepaid expenses and other assets; and

•	$2.2 million increase in accounts payable, accrued expenses and accrued bonus;

partially offset by a $3.5 million net loss.

Cash flows from investing activities of $(220,000) for the nine months ended September 30, 2011 decreased $985,000 from $765,000 for the nine months ended September 30, 2010. Total cash flows from investing activities of $(220,000) in this period are primarily related to the capitalization of software development costs.

Cash flows from financing activities of $(525,000) for the nine months ended September 30, 2011 decreased $2,690,000 from $2,165,000 for the nine months ended September 30, 2010. Total cash flows from financing activities of $(525,000) in this period are related to principal payments on long-term debt.

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. We will continue to incur costs related to the refinement of Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0. As of September 30, 2011, we had invested $2.1 million in this software platform. We expect to incur approximately $150,000 in additional expenditures for product development of Version 2.0 and refinement of Version 1.0 during the fourth quarter of 2011.

Liquidity

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee bonuses. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments. As of September 30, 2011, we had $1.5 million in cash and cash equivalents, $1.2 million in accounts receivable and contracts in process, $510,000 in investments, and a working capital deficit of $1.4 million.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash and cash equivalent balances, cash generated from operations, collections of our existing receivables and the potential sales of our investments. We expect that our recent reductions in costs, coupled with our expected revenue, will be sufficient to fund our scheduled debt service payments of $109,000 and our operating requirements for the next twelve months. However, we are also exploring opportunities for obtaining a credit facility with certain financial institutions. Should we face a more restricted cash flow scenario than projected during the next twelve months, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that expands existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance is applied. The guidance is effective for us with the reporting period beginning in January 1, 2012. The adoption of this guidance is not expected to have an impact on our operations.

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

In September 2011, the FASB issued new guidance for goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation is not needed. The guidance is effective for us with the reporting period beginning in January 1, 2012 with early adoption permitted. The adoption of this guidance is not expected to have an impact on our operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of September 30, 2011, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Index

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)

Date: November 9, 2011	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: November 9, 2011	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer