Form 10-Q/A
period 2011-03-31
Innovaro, Inc.
filed 2012-04-11
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 due to the fact that the Company has determined that it should not have recorded a derivative liability related to certain warrants issued by it during the third quarter of 2010. The derivative liability was first recorded in the Company’s financial statements for the quarter ended September 30, 2010 and continued to be recorded through the third quarter of 2011. The Company has determined that this error is not material with respect to its financial statements for the quarter ended September 30, 2010 and the year ended December 31, 2010, but has determined that the error is material with respect to the first three quarters of 2011. As a result, the Company is amending its Form 10-Qs for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 to reverse the recording of this derivative liability in the financial statements included therein. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Quarterly Report. Except as set forth in this Amendment No. 1, the other Items in the Original Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

INNOVARO, INC.

FORM 10-Q/A TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Innovaro, Inc.

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$635,254	$262,619
Accounts receivable, net	1,722,780	1,796,454
Contracts in process	335,023	214,734
Available-for-sale securities	121,443	171,139
Prepaid expenses and other assets	693,848	791,432

Total current assets	3,508,348	3,236,378
Cost method investments	95,589	95,589
Equity method investments	303,454	303,454
Note receivable and accrued interest	1,700,000	1,700,000
Fixed assets, net	6,686,126	6,736,567
Goodwill	6,455,152	6,407,640
Intangible assets, net	5,909,262	6,174,792

Total assets	$24,657,931	$24,654,420

LIABILITIES
Current liabilities:
Accounts payable	$1,014,658	$1,078,088
Accrued expenses	658,688	420,707
Deferred revenue	1,100,781	987,624
Current maturities of long-term debt	198,325	433,964

Total current liabilities	2,972,452	2,920,383
Long-term debt, less current maturities	5,334,757	5,358,173
Derivative liabilities	1,212,071	1,140,005
Deferred tax liability	1,209,554	1,220,687

Total liabilities	10,728,834	10,639,248

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value, 29,000,000 shares authorized; 14,756,950 and 14,631,950 shares issued; 14,585,261 and 14,585,261 shares outstanding at March 31, 2011 and December 31, 2010, respectively	145,853	145,853
Additional paid-in capital	85,107,282	85,024,704
Accumulated deficit	(72,002,657)	(71,829,344)
Accumulated other comprehensive income (loss)	155,009	147,922

Total Innovaro stockholders’ equity	13,405,487	13,489,135
Noncontrolling interest	523,610	526,037

Total equity	13,929,097	14,015,172

Total liabilities and equity	$24,657,931	$24,654,420

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Restated)
Revenue:
Strategic services	$3,027,861	$1,430,042
Technology services	574,868	840,389

	3,602,729	2,270,431

Expenses:
Direct costs of revenue – Strategic services	1,681,562	1,004,424
Direct costs of revenue – Technology services	333,242	443,948
Salaries and wages	324,508	679,526
Professional fees	88,279	201,289
Research and development	303,577	199,159
Sales and marketing	61,235	246,296
General and administrative	504,686	595,250
Depreciation and amortization	341,088	400,495

	3,638,177	3,770,387

Other (income) and expense:
Other (income) expense	6,703	(2,074)
Interest expense, net	141,587	135,154

	148,290	133,080

Loss before income taxes	(183,738)	(1,633,036)
Provision for income tax benefit	(7,998)	(55,711)

Net loss	(175,740)	(1,577,325)

Net loss attributable to the noncontrolling interest	(2,427)	(927)

Net loss attributable to Innovaro stockholders	$(173,313)	$(1,576,398)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.01)	$(0.13)

Weighted average shares outstanding: Basic and diluted	15,022,761	11,797,140

See accompanying notes

Innovaro, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

(Restated)

	Innovaro Stockholders’ Equity
	Common Stock						Accumulated Other	Non
	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	controlling Interest	Totals
Balances at December 31, 2010	14,631,950	14,585,261	$145,853	$85,024,704		$(71,829,344)	$147,922	$526,037	$14,015,172
Comprehensive loss:									—
Net loss	—	—	—	—	$(173,313)	(173,313)	—	(2,427)	(175,740)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	—	—	—	—	(49,496)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	56,583	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	7,087	—	7,087	—	7,087

Comprehensive loss					$(166,226)

Issuance of restricted stock	125,000	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	—	82,578		—	—	—	82,578

Balances at March 31, 2011	14,756,950	14,585,261	$145,853	$85,107,282		$(72,002,657)	$155,009	$523,610	$13,929,097

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Restated)
Operating Activities:
Net loss attributable to Innovaro stockholders	$(173,313)	$(1,576,398)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Net loss attributable to noncontrolling interest	(2,427)	(927)
Depreciation and amortization	341,088	400,495
Amortization of debt discount from investor warrants	32,582	45,614
Loss on sale and impairment of available-for-sale securities	201	134,557
Loss (gain) on derivative liabilities	72,066	(54,309)
Stock-based compensation	82,578	147,745
Deferred income taxes	(7,998)	(55,711)
Other	7,512	7,511
Changes in operating assets and liabilities:
Accounts receivable	(45,140)	152,330
Prepaid expenses and other assets	97,584	(34,824)
Deferred revenue	113,157	(69,906)
Accounts payable and accrued expenses	174,551	61,652

Net cash flows from operating activities	692,441	(842,171)

Investing Activities:
Capital expenditures	(22,758)	(29,729)
Proceeds from sale of available-for-sale securities	—	35,074

Net cash flows from investing activities	(22,758)	5,345

Financing Activities:
Payments on long-term debt	(291,637)	(101,015)

Net cash flows from financing activities	(291,637)	(101,015)

Effect of foreign exchange rates	(5,411)	(1,986)

Increase (decrease) in cash and cash equivalents	372,635	(939,827)
Cash and cash equivalents at beginning of period	262,619	2,118,970

Cash and cash equivalents at end of period	$635,254	$1,179,143

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

2.	Restatement of Consolidated Financial Statements

The financial statements as of and for the three months ended March 31, 2011 have been restated to correct the accounting treatment previously recorded for certain warrants. The Company has determined that it should not have recorded a derivative liability related to certain warrants as well as unrealized gain and loss for the changes in the value of the warrants. Upon further review of the warrant agreement, the Company determined that the exercise price associated with the warrants was not subject to adjustment, and accordingly, removal of the variable feature embedded in the warrant exercise price eliminated the need to record a derivative liability.

The correction of the derivative liability and unrealized gain or loss included in other (income) and expense as illustrated below, includes an out-of-period adjustment of approximately $518,000 related to the overstatement of the derivative liability and overstatement of other expense during 2010, which was not material to the 2010 consolidated financial statements. In addition, the Company determined that the out-of-period adjustment related to 2010 was not material to the annual results for 2011.

The following schedule illustrates the effects on the consolidated financial statements of the reversal of the derivative liability resulting from the above restatement:

	As Previously Reported	Adjustments to Restate	As Restated
Consolidated Balance Sheet as of March 31, 2011:

Derivative Liabilities	$2,934,013	(1,721,942)	$1,212,071
Total liabilities	12,450,776	(1,721,942)	10,728,834

Accumulated deficit	(73,724,599)	1,721,942	(72,002,657)
Total Innovaro stockholders’ equity	11,683,545	1,721,942	13,405,487
Total equity	12,207,155	1,721,942	13,929,097

Consolidated Statement of Operations For the Three Months Ended March 31, 2011:

Other (income) expense	1,728,645	(1,721,942)	6,703
Total other expenses - net	1,870,232	(1,721,942)	148,290
Net loss before income taxes	(1,905,680)	1,721,942	(183,738)
Net loss	(1,897,682)	1,721,942	(175,740)
Net loss attributable to Innovaro stockholders	(1,895,255)	1,721,942	(173,313)
Net loss attributable to Innovaro stockholders per share:
Basic and diluted	$(0.13)	$(0.12)	$(0.01)

3. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Trade accounts receivable	$1,298,807	$1,408,047
Less: allowance for doubtful accounts	(12,403)	(14,926)
Unbilled receivables	99,001	—
Unbilled client costs	337,375	403,333

Total accounts receivable	$1,722,780	$1,796,454

4. Contracts in Process

Contracts in process consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Contract costs and estimated profits on contracts in process	$2,391,145	$3,712,143
Less advances and progress payments	2,056,122	3,497,409

Total contracts in process	$335,023	$214,734

5. Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with FASB ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of March 31, 2011 and December 31, 2010.

	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000
		Unrealized (1)		Realized
	Cost	Gains	Losses	Losses	Fair Value
As of March 31, 2011	$42,100	$79,544	$—	$(201)	$121,443

As of December 31, 2010	$225,400	$129,132	$(93)	$(183,300)	$171,139

(1)	The net unrealized gain (loss) is included in equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

•	Level 3—Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at March 31, 2011 Using		Fair Value Measurements at December 31, 2010 Using
	Level 2 (Restated)	Total (Restated)	Level 2	Total
Assets:
Available-for-sale securities	$121,443	$121,443	$171,139	$171,139

Total assets	$121,443	$121,443	$171,139	$171,139

Liabilities:
Derivative liabilities	$(1,212,071)	$(1,212,071)	$(1,140,005)	$(1,140,005)

Total liabilities	$(1,212,071)	$(1,212,071)	$(1,140,005)	$(1,140,005)

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

7. Derivative Liabilities

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded a derivative liability for certain stock warrants with variable exercise prices. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of operations. The Company recognized a gain (loss) related to this derivative of approximately $(72,000) and $54,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument, for which we employed the following assumptions at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Restated)
Expected dividend yield	0%	0%
Expected volatility	52%	53-54%
Risk-free interest rate	1.29%	2.01%
Expected life of options	3.5 years	3.8 - 5.0 years
Fair value	$2.77	$0.35 - $ 1.42

8. Accumulated Other Comprehensive Income (Loss)

Components comprising the accumulated other comprehensive income (loss) balance for the three months ended March 31, 2011 are as follows:

	Unrealized gain (loss) from available- for-sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$129,040	$18,882	$147,922
Gain (loss) for the period	(49,496)	56,583	7,087

Balance at March 31, 2011	$79,544	$75,465	$155,009

9. Other (Income) Expense

Components comprising the balance in other (income) expense for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	Mar 31, 2011	Mar 31, 2010
	(Restated)
Loss on sale and impairment of investments	$201	$134,557
Loss (gain) on derivative liabilities	72,066	(54,309)
Rental income	(70,686)	(61,351)
Other	5,122	(20,971)

Other (income) expense	$6,703	$(2,074)

10. Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets March 31, 2011	$1,743,743	$17,306,797	$19,050,540
Total assets March 31, 2011	1,871,784	22,786,147	24,657,931
Long-lived assets December 31, 2010	1,711,729	17,607,270	19,318,999
Total assets December 31, 2010	1,796,827	22,857,593	24,654,420

	For the Three Months Ended March 31, 2011 (Restated)
	United Kingdom	United States	Total
Revenue	$132,009	$3,470,720	$3,602,729
Loss before income taxes	(51,356)	(132,382)	(183,678)
Depreciation and amortization	28,872	312,216	341,088

	For the Three Months Ended March 31, 2010
	United Kingdom	United States	Total
Revenue	$239,874	$2,030,557	$2,270,431
Loss before income taxes	(232,304)	(1,400,732)	(1,633,036)
Depreciation and amortization	107,590	292,905	400,495

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. In 2010, we reorganized into two new lines of business: Strategic Services and Technology Services. As a result, business segment information for the three months ended March 31, 2010 has been restated to reflect the new business segments.

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended March 31, 2011 (Restated)
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$3,027,861	$574,868	$—	$3,602,729
Income (loss) before income taxes	1,202,674	(3,022)	(1,383,390)	(183,738)

	For the Three Months Ended March 31, 2010
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$1,430,042	$840,389	$—	$2,270,431
Income (loss) before income taxes	294,995	(63,812)	(1,864,219)	(1,633,036)

11. Subsequent Events

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

Results of Operations

Revenue

	$000,0000	$000,0000	$000,0000
	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Strategic services	$3,028	$1,430	112%
Technology services	575	840	(32)%

Total revenue	$3,603	$2,270	59%

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

We expect that our technology services revenue will remain consistent with the first quarter of 2011 for the remainder of 2011.

Direct Costs of Revenue

(in thousands, except percentages)	Three Months Ended March 31, 2011	Gross Profit Margin	Three Months Ended March 31, 2010	Gross Profit Margin
Direct costs of revenue—strategic services	$1,682	44%	$1,004	30%
Direct costs of revenue—technology services	333	42%	444	47%

Total direct costs of revenue	$2,015		$1,448

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

Salaries and Wages

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Salaries and wages	$325	$680	(52)%
As a percent of revenue	9%	30%	(21	)ppt

*	The abbreviation “ppt” denotes percentage points.

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

Professional Fees

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Professional fees	$88	$201	(56)%
As a percent of revenue	2%	9%	(7	)ppt

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

We expect that our professional fees will remain consistent with the first quarter of 2011 for the remainder of 2011.

Research and Development

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Research and development	$304	$199	52%
As a percent of revenue	8%	9%	(1	)ppt

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

We expect that our research and development costs will remain consistent with the first quarter of 2011 for the remainder of 2011.

Sales and Marketing

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Sales and marketing	$61	$246	(75)%
As a percent of revenue	2%	11%	(9	)ppt

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

We expect that our sales and marketing costs will remain consistent with the first quarter of 2011 for the remainder of 2011.

General and Administrative

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
General and administrative	$505	$595	(15)%
As a percent of revenue	14%	26%	(12	)ppt

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

We expect that our general and administrative costs will remain consistent with the first quarter of 2011 for the remainder of 2011.

Depreciation and Amortization

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2011	2010
Depreciation and amortization	$341	$400	(15)%
As a percent of revenue	9%	18%	(9	)ppt

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

Other (Income) Expense

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, capital gains and losses and other miscellaneous income (losses). Other (income) expense increased by $9,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The net other expense of $6,700 for the three months ended March 31, 2011 is comprised primarily of a loss of $72,000 related to adjusting our derivative liabilities to fair value plus other miscellaneous losses of $5,300, partially offset by rental income of $71,000. For additional detail on our derivative liabilities, see Note 6 to the Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q/A.

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

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $692,000 for the three months ended March 31, 2011 increased $1,535,000 from $(842,000) for the three months ended March 31, 2010. Total cash flows from operations of $692,000 in the current period is primarily attributable to:

•	$72,000 loss on derivative liabilities;

•	$374,000 in non-cash depreciation and amortization;

•	$83,000 in non-cash stock-based compensation expense related to vesting options; and

•	$289,000 increase in accounts payable and deferred revenue.

Partially offset by:

•	$176,000 net loss.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, (as is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the securities Exchange Act of 1934:

10.1	—	Employment Offer Letter for Chief Executive Officer position between Innovaro, Inc. and Asa Lanum dated April 18, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s 10Q filed on May 10, 2011).

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC. (Registrant)

Date: April 11, 2012	/s/ Asa Lanum
Asa Lanum Chief Executive Officer

Date: April 11, 2012	/s/ Carole R. Wright
Carole R. Wright, CPA Chief Financial Officer