Form 10-Q/A
period 2011-06-30
Innovaro, Inc.
filed 2012-04-11
CIK 1098482

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 due to the fact that the Company has determined that it should not have recorded a derivative liability related to certain warrants issued by it during the third quarter of 2010. The derivative liability was first recorded in the Company’s financial statements for the quarter ended September 30, 2010 and continued to be recorded through the third quarter of 2011. The Company has determined that this error is not material with respect to its financial statements for the quarter ended September 30, 2010 and the year ended December 31, 2010, but has determined that the error is material with respect to the first three quarters of 2011. As a result, the Company is amending this Form 10-Q and its Form 10-Qs for the quarters ended March 31, 2011 and September 30, 2011 to reverse the recording of this derivative liability in the financial statements included therein. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Quarterly Report. Except as set forth in this Amendment No. 1, the other Items in the Original Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

INNOVARO, INC.

FORM 10-Q/A TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$632,987	$262,619
Accounts receivable, net	2,668,868	1,796,454
Contracts in process	187,613	214,734
Available-for-sale securities	122,598	171,139
Prepaid expenses and other assets	538,933	791,432

Total current assets	4,150,999	3,236,378
Cost method investments	95,589	95,589
Equity method investments	303,454	303,454
Note receivable and accrued interest	1,752,000	1,700,000
Fixed assets, net	6,625,869	6,736,567
Goodwill	6,449,722	6,407,640
Intangible assets, net	5,629,524	6,174,792

Total assets	$25,007,157	$24,654,420

LIABILITIES
Current liabilities:
Accounts payable	$1,231,670	$1,078,088
Accrued expenses	611,248	420,707
Accrued bonus	1,520,848	—
Deferred revenue	1,014,712	987,624
Current maturities of long-term debt	174,138	433,964

Total current liabilities	4,552,616	2,920,383
Long-term debt, less current maturities	5,311,320	5,358,173
Derivative liabilities	—	1,140,005
Deferred tax liability	1,201,948	1,220,687

Total liabilities	11,065,884	10,639,248

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,187,963 and 14,631,950 shares issued; 15,021,274 and 14,585,261 shares outstanding at June 30, 2011 and December 31, 2010, respectively	150,213	145,853
Additional paid-in capital	86,579,309	85,024,704
Accumulated deficit	(73,467,158)	(71,829,344)
Accumulated other comprehensive income	150,689	147,922

Total Innovaro stockholders’ equity	13,413,053	13,489,135
Noncontrolling interest	528,220	526,037

Total equity	13,941,273	14,015,172

Total liabilities and equity	$25,007,157	$24,654,420

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Revenue:
Strategic services	$4,555,245	$1,916,588	$7,583,106	$3,346,630
Technology services	670,237	884,187	1,245,105	1,724,576

	5,225,482	2,800,775	8,828,211	5,071,206

Expenses:
Direct costs of revenue – Strategic services	4,475,680	1,171,222	6,157,242	2,175,646
Direct costs of revenue – Technology services	365,213	429,809	698,455	873,757
Salaries and wages	485,427	789,629	809,935	1,469,155
Professional fees	96,870	165,808	185,149	367,097
Research and development	330,087	351,495	633,664	550,654
Sales and marketing	52,883	191,581	114,118	437,877
General and administrative	523,624	582,422	1,028,310	1,177,672
Depreciation and amortization	339,097	395,913	680,185	796,408

	6,668,881	4,077,879	10,307,058	7,848,266

Other (income) and expense:
Other (income) expense	(50,416)	(154,315)	(43,713)	(156,389)
Interest expense, net	81,623	142,084	223,210	277,238

	31,207	(12,231)	179,497	120,849

Loss before income taxes	(1,474,606)	(1,264,873)	(1,658,344)	(2,897,909)
Provision for income tax benefit	(8,129)	(34,098)	(16,127)	(89,809)

Net loss	(1,466,477)	(1,230,775)	(1,642,217)	(2,808,100)

Net loss attributable to the noncontrolling interest	(1,976)	(1,434)	(4,403)	(2,361)

Net loss attributable to Innovaro stockholders	$(1,464,501)	$(1,229,341)	$(1,637,814)	$(2,805,739)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.10)	$(0.10)	$(0.11)	$(0.24)

Weighted average shares outstanding: Basic and diluted	14,963,859	11,872,196	14,993,148	11,834,875

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Restated)
Operating Activities:
Net loss attributable to Innovaro stockholders	$(1,637,814)	$(2,805,739)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Net loss attributable to noncontrolling interest	(4,403)	(2,361)
Depreciation and amortization	680,185	796,408
Amortization of debt discount from investor warrants	65,526	91,735
Loss on sale and impairment of available-for-sale securities	201	34,801
Loss (gain) on derivative liabilities	150,825	(41,950)
Stock-based compensation	268,135	299,373
Deferred income taxes	(16,127)	(89,809)
Loss (gain) on disposal of fixed assets	11,015	1,406
Bad debt expense	1,067	(33,501)
Changes in operating assets and liabilities:
Accounts receivable and contracts in process	(846,360)	(239,783)
Prepaid expenses and other assets	211,644	(91,127)
Deferred revenue	27,088	(164,209)
Accounts payable and accrued expenses	1,871,556	465,980

Net cash flows from operating activities	782,538	(1,778,776)

Investing Activities:
Capital expenditures	(22,758)	(29,729)
Proceeds from sale of available-for-sale securities	—	249,145

Net cash flows from investing activities	(22,758)	219,416

Financing Activities:
Proceeds from borrowings on bank line of credit	—	200,000
Payments on long-term debt	(383,350)	(193,775)

Net cash flows from financing activities	(383,350)	6,225

Effect of foreign exchange rates	(6,062)	(6,487)

Increase (decrease) in cash and cash equivalents	370,368	(1,559,622)
Cash and cash equivalents at beginning of period	262,619	2,118,970

Cash and cash equivalents at end of period	$632,987	$559,348

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

2. Restatement of Consolidated Financial Statements

The financial statements as of and for the three and six months ended June 30, 2011 have been restated to correct the accounting treatment previously recorded for certain warrants. The Company has determined that it should not have recorded a derivative liability related to certain warrants as well as unrealized gain and loss for the changes in the value of the warrants. Upon further review of the warrant agreement, the Company determined that the exercise price associated with the warrants was not subject to adjustment, and accordingly, removal of the variable feature embedded in the warrant exercise price eliminated the need to record a derivative liability.

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

The following schedule illustrates the effects on the consolidated financial statements of the reversal of the derivative liability resulting from the above restatement:

	As Previously Reported	Adjustments to Restate	As Restated
Consolidated Balance Sheet As of June 30, 2011:

Derivative liabilities	$1,273,471	(1,273,471)	$—
Total liabilities	12,339,355	(1,273,471)	11,065,884

Accumulated deficit	(74,740,629)	1,273,471	(73,467,158)
Total Innovaro stockholders’ equity	12,139,582	1,273,471	13,413,053
Total equity	12,667,802	1,273,471	13,941,273

Consolidated Statement of Operations For the Three Months Ended June 30, 2011:

Other (income) expense	(498,887)	448,471	(50,416)
Total other expenses - net	(417,264)	448,471	31,207
Net loss before income taxes	(1,026,135)	(448,471)	(1,474,606)
Net loss	(1,018,006)	(448,471)	(1,466,477)
Net loss attributable to Innovaro stockholders	(1,016,030)	(448,471)	(1,464,501)

Net loss attributable to Innovaro stockholders per share:
Basic and diluted	$(0.07)	$(0.03)	$(0.10)

Consolidated Statement of Operations For the Six Months Ended June 30, 2011:

Other (income) expense	1,229,758	(1,273,471)	(43,713)
Total other expenses - net	1,452,968	(1,273,471)	179,497
Net loss before income taxes	(2,931,815)	1,273,471	(1,658,344)
Net loss	(2,915,688)	1,273,471	(1,642,217)
Net loss attributable to Innovaro stockholders	(2,911,285)	1,273,471	(1,637,814)

Net loss attributable to Innovaro stockholders per share:
Basic and diluted	$(0.19)	(0.08)	$(0.11)

3. Significant Accounting Policies

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

4. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Trade accounts receivable	$2,560,199	$1,408,047
Less: allowance for doubtful accounts	(27,260)	(14,926)
Unbilled client costs	135,929	403,333

Total accounts receivable	$2,668,868	$1,796,454

5. Contracts in Process

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

6. Available-for-Sale Securities

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

7. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at June 30, 2011 (1)		Fair Value Measurements at December 31, 2010 (1)
	Using Level 2	Total	Using Level 2	Total
	(Restated)	(Restated)
Assets:
Available-for-sale securities	$122,598	$122,598	$171,139	$171,139

Total assets	$122,598	$122,598	$171,139	$171,139

Liabilities:
Derivative liabilities	$—	$—	$(1,140,005)	$(1,140,005)

Total liabilities	$—	$—	$(1,140,005)	$(1,140,005)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of June 30, 2011 or December 31, 2010.

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

8. Derivative Liabilities

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded derivative liabilities for certain stock warrants with variable exercise prices. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of operations. The Company recognized a gain (loss) related to the adjustment of these derivatives to fair value of approximately $79,000 and $(12,000) for the three months ended June 30, 2011 and 2010, respectively, and $(151,000) and $42,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument. The Company employed the following assumptions for the Black-Scholes model at December 31, 2010:

December 31, 2010
Expected dividend yield	0%
Expected volatility	53-54%
Risk-free interest rate	2.01%
Expected life of options	3.8 - 5.0 years
Fair value	$0.35 - $ 1.42

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

9. Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income as of and for the six months ended June 30, 2011 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income

Balances at December 31, 2010	$129,040	$18,882	$147,922
Gain (loss) for the period	(48,341)	51,108	2,767

Balances at June 30, 2011	$80,699	$69,990	$150,689

10. Other (Income) Expense

Components comprising other (income) expense for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Loss (gain) on sale and impairment of investments	$—	$(99,756)	$201	$34,801
Loss (gain) on derivative liabilities	78,759	12,359	150,825	(41,950)
Rental income	(66,983)	(22,328)	(137,669)	(83,680)
Other	(62,192)	(44,590)	(57,070)	(65,560)

Other (income) expense	$(50,416)	$(154,315)	$(43,713)	$(156,389)

11. Comprehensive Income (Loss)

Comprehensive income (loss) for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
	(Restated)
Net loss	$(1,637,814)	$(2,805,739)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	(48,341)	(294,653)
Foreign currency translation adjustment	51,108	(380,053)

Other comprehensive income (loss)	2,767	(674,706)

Comprehensive loss	$(1,635,047)	$(3,480,445)

12. Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets June 30, 2011	$1,708,184	$16,996,931	$18,705,115
Total assets June 30, 2011	1,774,871	23,232,286	25,007,157
Long-lived assets December 31, 2010	1,711,729	17,607,270	19,318,999
Total assets December 31, 2010	1,796,827	22,857,593	24,654,420

	For the Three Months Ended June 30, 2011 (Restated)
	United Kingdom	United States	Total
Revenue	$121,600	$5,103,882	$5,225,482
Loss before income taxes	8,638	(1,483,244)	(1,474,606)
Depreciation and amortization	29,231	309,866	339,097

	For the Three Months Ended June 30, 2010
	United Kingdom	United States	Total
Revenue	$151,003	$2,649,772	$2,800,775
Loss before income taxes	(155,691)	(1,109,182)	(1,264,873)
Depreciation and amortization	102,927	292,986	395,913

	For the Six Months Ended June 30, 2011 (Restated)
	United Kingdom	United States	Total
Revenue	$253,609	$8,574,602	$8,828,211
Loss before income taxes	(42,718)	(1,615,626)	(1,658,344)
Depreciation and amortization	58,103	622,082	680,185

	For the Six Months Ended June 30, 2010
	United Kingdom	United States	Total
Revenue	$390,877	$4,680,329	$5,071,206
Loss before income taxes	(387,995)	(2,509,914)	(2,897,909)
Depreciation and amortization	210,517	585,891	796,408

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. In 2011, we reorganized into two new lines of business: Strategic Services and Technology Services. As a result, business segment information for the six months ended June 30, 2010 has been restated to reflect the new business segments.

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended June 30, 2011 (Restated)
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$4,555,245	$670,237	$—	$5,225,482
Income (loss) before income taxes	(73,359)	225,331	(1,626,578)	(1,474,606)

	For the Three Months Ended June 30, 2010
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$1,916,588	$884,187	$—	$2,800,775
Income (loss) before income taxes	567,533	(47,061)	(1,785,345)	(1,264,873)

	For the Six Months Ended June 30, 2011 (Restated)
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$7,583,106	$1,245,105	$—	$8,828,211
Income (loss) before income taxes	1,129,315	222,309	(3,009,968)	(1,658,344)

	For the Six Months Ended June 30, 2010
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$3,346,630	$1,724,576	$—	$5,071,206
Income (loss) before income taxes	862,528	(110,873)	(3,649,564)	(2,897,909)

13. Management Changes

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

14. Stock Compensation Plans

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

Financial Condition

Our total assets were $25.0 million as of June 30, 2011 and $24.7 million as of December 31, 2010. As of June 30, 2011, we had $633,000 in cash and cash equivalents, $2.9 million in accounts receivable and contracts in process, $3.4 million in accounts payable, accrued expenses and accrued bonus and $5.5 million in total debt outstanding. As of December 31, 2010, we had $263,000 in cash and cash equivalents, $2.0 million in accounts receivable and contracts in process, $1.5 million in accounts payable and accrued expenses and $5.8 million in total debt outstanding. As of June 30, 2011, we had a working capital deficit of $402,000 and an accumulated deficit of $73.5 million.

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

We expect that our depreciation and amortization will remain consistent with the six months ended June 30, 2011 for the remainder of 2011.

Other (Income) Expense

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
	(Restated)			(Restated)
Other (income) expense	$(50)	$(154)	(68)%	$(44)	$(156)	(72)%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value each reporting period, capital gains and losses and other miscellaneous income (losses). Other (income) expense decrease by $104,000 for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010. The decrease is attributable to a $100,000 decrease in net capital gain and a $66,000 increase in net loss, partially offset by $45,000 increase in rental income and an $18,000 increase in miscellaneous income.

Other (income) expense decreased by $113,000 for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. This decrease is attributable to a $193,000 decrease in net gain/loss on adjustment of our derivative liabilities, partially offset by a $54,000 increase in rental income and a $35,000 increase in net capital gain/loss.

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

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $783,000 for the six months ended June 30, 2011 increased $2,562,000 from $(1,779,000) for the six months ended June 30, 2010. Total cash flows from operations of $783,000 in the current period are primarily attributable to:

•	$151,000 loss on derivative liabilities;

•	$746,000 in non-cash depreciation and amortization;

•	$268,000 in non-cash stock-based compensation expense related to vesting options;

•	$212,000 decrease in prepaid expenses and other assets; and

•	$1.9 million increase in accounts payable and accrued expenses.

Partially offset by:

•	$1.6 million net loss; and

•	$846,000 increase in accounts receivable and contracts in process.

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