Form 10-Q/A
period 2011-09-30
Innovaro, Inc.
filed 2012-04-11
CIK 1098482

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 due to the fact that the Company has determined that it should not have recorded a derivative liability related to certain warrants issued by it during the third quarter of 2010. The derivative liability was first recorded in the Company’s financial statements for the quarter ended September 30, 2010 and continued to be recorded through the third quarter of 2011. The Company has determined that this error is not material with respect to its financial statements for the quarter ended September 30, 2010 and the year ended December 31, 2010, but has determined that the error is material with respect to the first three quarters of 2011. As a result, the Company is amending its Form 10-Qs for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 to reverse the recording of this derivative liability in the financial statements included therein. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Quarterly Report. Except as set forth in this Amendment No. 1, the other Items in the Original Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

INNOVARO, INC.

FORM 10-Q/A TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,545,942	$262,619
Accounts receivable, net	1,103,502	1,796,454
Contracts in process	131,276	214,734
Available-for-sale securities	110,744	171,139
Prepaid expenses and other assets	520,424	791,432

Total current assets	3,411,888	3,236,378
Cost method investments	95,589	95,589
Equity method investments	303,454	303,454
Note receivable and accrued interest	1,778,000	1,700,000
Fixed assets, net	6,582,665	6,736,567
Goodwill	6,412,538	6,407,640
Intangible assets, net	5,563,532	6,174,792

Total assets	$24,147,666	$24,654,420

LIABILITIES
Current liabilities:
Accounts payable	$934,868	$1,078,088
Accrued expenses	551,513	420,707
Accrued bonus	2,198,530	—
Deferred revenue	987,285	987,624
Current maturities of long-term debt	109,344	433,964

Total current liabilities	4,781,540	2,920,383
Long-term debt, less current maturities	5,282,093	5,358,173
Derivative liabilities	—	1,140,005
Deferred tax liability	1,198,177	1,220,687

Total liabilities	11,261,810	10,639,248

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,161,274 and 14,631,950 shares issued; 15,041,274 and 14,585,261 shares outstanding at September 30, 2011 and December 31, 2010, respectively	150,413	145,853
Additional paid-in capital	86,718,619	85,024,704
Accumulated deficit	(74,601,776)	(71,829,344)
Accumulated other comprehensive income	93,215	147,922

Total Innovaro stockholders’ equity	12,360,471	13,489,135
Noncontrolling interest	525,385	526,037

Total equity	12,885,856	14,015,172

Total liabilities and equity	$24,147,666	$24,654,420

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Revenue:
Strategic services	$2,899,131	$3,337,416	$10,482,237	$6,684,046
Technology services	521,120	868,998	1,766,225	2,593,574

	3,420,251	4,206,414	12,248,462	9,277,620

Expenses:
Direct costs of revenue – Strategic services	2,756,720	3,125,688	8,913,962	5,301,333
Direct costs of revenue – Technology services	301,729	363,305	1,000,184	1,237,063
Salaries and wages	437,195	648,118	1,247,130	2,117,273
Professional fees	102,025	142,494	287,174	509,591
Research and development	27,936	297,587	661,600	848,241
Sales and marketing	114,070	18,867	228,188	456,744
General and administrative	507,499	593,136	1,535,809	1,770,808
Depreciation and amortization	296,686	388,095	976,871	1,184,503
Impairment loss	—	11,620,708	—	11,620,708

	4,543,860	17,197,998	14,850,918	25,046,264

Other (income) and expense:
Other (income) expense	(84,957)	283,239	(128,670)	126,850
Interest expense, net	106,348	235,136	329,558	512,374

	21,391	518,375	200,888	639,224

Loss before income taxes	(1,145,000)	(13,509,959)	(2,803,344)	(16,407,868)
Provision for income tax benefit	(7,547)	(300,529)	(23,674)	(390,338)

Net loss	(1,137,453)	(13,209,430)	(2,779,670)	(16,017,530)

Net loss attributable to the noncontrolling interest	(2,835)	(2,084)	(7,238)	(4,445)

Net loss attributable to Innovaro stockholders	$(1,134,618)	$(13,207,346)	$(2,772,432)	$(16,013,085)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.08)	$(0.91)	$(0.19)	$(1.26)

Weighted average shares outstanding: Basic and diluted	15,024,970	14,536,396	15,003,871	12,745,278

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Restated)
Operating Activities:
Net loss attributable to Innovaro stockholders	$(2,772,432)	$(16,013,085)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Goodwill and intangible asset impairment	—	10,332,628
Fixed asset impairment	—	1,288,080
Net loss attributable to noncontrolling interest	(7,238)	(4,445)
Depreciation and amortization	976,871	1,184,503
Amortization of debt discount from investor warrants	98,832	247,252
Loss on sale and impairment of available-for-sale securities	201	1,136,865
Loss (gain) on derivative liabilities	150,825	(817,609)
Stock-based compensation	407,645	213,360
Deferred income taxes	(23,674)	(390,338)
Other	13,740	(24,974)
Changes in operating assets and liabilities:
Accounts receivable and contracts in process	775,343	(1,318,457)
Prepaid expenses and other assets	218,942	103,604
Deferred revenue	(339)	(599,461)
Accounts payable, accrued expenses and accrued bonus	2,192,701	1,802,353

Net cash flows from operating activities	2,031,417	(2,859,724)

Investing Activities:
Capital expenditures	(34,693)	(39,546)
Capitalization of software development costs	(185,272)	—
Proceeds from sale of available-for-sale securities	—	311,997
Proceeds from redemption of certificates of deposit	—	492,246

Net cash flows from investing activities	(219,965)	764,697

Financing Activities:
Net repayments on bank line of credit	—	(250,000)
Payments on long-term debt	(525,466)	(791,758)
Gross proceeds from private equity securities offering	—	3,799,999
Offering costs paid from private equity securities offering	—	(593,440)

Net cash flows from financing activities	(525,466)	2,164,801

Effect of foreign exchange rates	(2,663)	19,600

Increase in cash and cash equivalents	1,283,323	89,374
Cash and cash equivalents at beginning of period	262,619	2,118,970

Cash and cash equivalents at end of period	$1,545,942	$2,208,344

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

2.	Restatement of Consolidated Financial Statements

The financial statements as of and for the three and nine months ended September 30, 2011 have been restated to correct the accounting treatment previously recorded for certain warrants. The Company has determined that it should not have recorded a derivative liability related to certain warrants as well as unrealized gain and loss for the changes in the value of the warrants. Upon further review of the warrant agreement, the Company determined that the exercise price associated with the warrants was not subject to adjustment, and accordingly, removal of the variable feature embedded in the warrant exercise price eliminated the need to record a derivative liability.

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

The following schedule illustrates the effects on the consolidated financial statements of the reversal of the derivative liability resulting from the above restatement:

	As Previously Reported	Adjustments to Restate	As Restated
Consolidated Balance Sheet As of September 30, 2011:

Derivative liabilities	$760,368	$(760,368)	$-
Total liabilities	12,022,178	(760,368)	11,261,810

Accumulated deficit	(75,362,144)	760,368	(74,601,776)
Total Innovaro stockholders’ equity	11,600,103	760,368	12,360,471
Total equity	12,125,488	760,368	12,885,856

Consolidated Statement of Operations For the Three Months Ended September 30, 2011:

Other (income) expense	$(598,060)	$513,103	$(84,957)
Total other expenses - net	(491,712)	513,103	21,391
Net loss before income taxes	(631,897)	(513,103)	(1,145,000)
Net loss	(624,350)	(513,103)	(1,137,453)
Net loss attributable to Innovaro stockholders	(621,515)	(513,103)	(1,134,618)

Net loss attributable to Innovaro stockholders per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.08)

Consolidated Statement of Operations For the Nine Months Ended September 30, 2011:

Other (income) expense	$631,698	$(760,368)	$(128,670)
Total other expenses - net	961,256	(760,368)	200,888
Net loss before income taxes	(3,563,712)	760,368	(2,803,344)
Net loss	(3,540,038)	760,368	(2,779,670)
Net loss attributable to Innovaro stockholders	(3,532,800)	760,368	(2,772,432)

Net loss attributable to Innovaro stockholders per share:
Basic and diluted	$(0.24)	$(0.05)	$(0.19)

3.	Significant Accounting Policies

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

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded derivative liabilities for certain stock warrants with variable exercise prices. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of operations. The Company recognized a gain (loss) related to the adjustment of these derivatives to fair value of approximately $ - 0 - and $776,000 for the three months ended September 30, 2011 and 2010, respectively, and $(150,825) and $818,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company uses the Black-Scholes Model to estimate the fair value of the derivative instrument. The Company employed the following assumptions for the Black-Scholes Model at December 31, 2010:

December 31, 2010
Expected dividend yield	0%
Expected volatility	53-54%
Risk-free interest rate	2.01%
Expected life	3.8 - 5.0 years
Fair value	$0.35 - $1.42

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

9.	Equity

Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income as of and for the nine months ended September 30, 2011 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income
Balances at December 31, 2010	$129,040	$18,882	$147,922
Gain (loss) for the period	(60,195)	5,488	(54,707)

Balances at September 30, 2011	$68,845	$24,370	$93,215

10.	Other (Income) Expense

Components comprising other (income) expense for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Loss (gain) on sale and impairment of investments	$—	$1,102,064	$201	$1,136,865
Loss (gain) on derivative liabilities	—	(775,659)	150,825	(817,609)
Rental income	(86,415)	(42,065)	(224,084)	(125,745)
Other	1,458	(1,101)	(55,612)	(66,661)

Other (income) expense	$(84,957)	$283,239	$(128,670)	$126,850

11.	Comprehensive Income (Loss)

Comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
	(Restated)
Net loss attributable to Innovaro stockholders	$(2,772,432)	$(16,013,085)
Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	(60,195)	171,047
Foreign currency translation adjustment	5,488	(198,659)

Other comprehensive income (loss)	(54,707)	(27,612)

Comprehensive loss	$(2,827,139)	$(16,040,697)

12.	Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	0000000000000,	0000000000000,	0000000000000,
	For the Three Months Ended September 30, 2011 (Restated)
	United Kingdom	United States	Total
Revenue	$106,574	$3,313,677	$3,420,251
Loss before income taxes	(33,563)	(1,111,437)	(1,145,000)
Depreciation and amortization	831,818	(535,132)	296,686

	000000000000		000000000000		000000000000
	For the Three Months Ended September 30, 2010
	United Kingdom		United States		Total
Revenue	$136,130		$4,070,284		$4,206,414
Loss before income taxes	(3,056,991	)(1)	(10,452,968	)(2)	(13,509,959)
Depreciation and amortization	106,620		281,475		388,095

	000000000000,,	000000000000,,	000000000000,,
	For the Nine Months Ended September 30, 2011 (Restated)
	United Kingdom	United States	Total
Revenue	$360,183	$11,888,279	$12,248,462
Loss before income taxes	(76,281)	(2,727,063)	(2,803,344)
Depreciation and amortization	889,921	86,950	976,871

	0000000000000		0000000000000		0000000000000
	For the Nine Months Ended September 30, 2010
	United Kingdom		United States		Total
Revenue	$527,007		$8,750,613		$9,277,620
Loss before income taxes	(3,444,986	)(1)	(12,962,882	)(2)	(16,407,868)
Depreciation and amortization	317,137		867,366		1,184,503

(1)	Loss before income taxes for the United Kingdom segment included impairment charges of approximately $2.9 million for each of the three and nine months ended September 30, 2010.
(2)	Loss before income taxes for the United States segment included impairment charges of approximately $8.7 million for each of the three and nine months ended September 30, 2010.

From time to time, the Company will reorganize its internal organizational structure to better align its service offerings. In 2011, we reorganized into two new lines of business: Strategic Services and Technology Services. As a result, line of business segment information for the three and nine months ended September 30, 2010 has been restated to reflect these new segments.

A summary of revenue and other financial information by reportable line of business segment is shown below:

	0000000000000,	0000000000000,	0000000000000,	0000000000000,
	For the Three Months Ended September 30, 2011 (Restated)
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$2,899,131	$521,120	$—	$3,420,251
Income (loss) before income taxes	(54,164)	117,109	(1,207,945)	(1,145,000)

	00000000000000000		00000000000000000		00000000000000000		00000000000000000
	For the Three Months Ended September 30, 2010
	Strategic Services		Technology Services		Administrative and Other		Total
Revenue	$3,337,416		$868,998		$—		$4,206,414
Loss before income taxes	(4,828,711	)(1)	(5,317,600	)(2)	(3,363,648	)(3)	(13,509,959)

	00000000000000	00000000000000	00000000000000	00000000000000
	For the Nine Months Ended September 30, 2011 (Restated)
	Strategic Services	Technology Services	Administrative and Other	Total
Revenue	$10,482,237	$1,766,225	$—	$12,248,462
Income (loss) before income taxes	1,075,151	339,418	(4,217,913)	(2,803,344)

	Administrative00,		Administrative00,		Administrative00,		Administrative00,
	For the Nine Months Ended September 30, 2010
	Strategic Services		Technology Services		Administrative and Other		Total
Revenue	$6,684,046		$2,593,574		$—		$9,277,620
Loss before income taxes	(3,966,183	)(1)	(5,428,473	)(2)	(7,013,212	)(3)	(16,407,868)

(1)	Loss before income taxes for the strategic services segment included impairment charges of approximately $4.9 million for each of the three and nine months ended September 30, 2010.
(2)	Loss before income taxes for the technology services segment included impairment charges of approximately $5.5 million for each of the three and nine months ended September 30, 2010.
(3)	Loss before income taxes for administrative and other included impairment charges of approximately $1.3 million for each of the three and nine months ended September 30, 2010.
13.	Stock Compensation Plans

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

Financial Condition

Our total assets were $24.1 million as of September 30, 2011 and $24.7 million as of December 31, 2010. As of September 30, 2011, we had $1.5 million in cash and cash equivalents, $1.2 million in accounts receivable and contracts in process, $3.7 million in accounts payable, accrued expenses and accrued bonus and $5.4 million in total debt outstanding. As of December 31, 2010, we had $263,000 in cash and cash equivalents, $2.0 million in accounts receivable and contracts in process, $1.5 million in accounts payable and accrued expenses and $5.8 million in total debt outstanding. As of September 30, 2011, we had a working capital deficit of $1.4 million and an accumulated deficit of $74.6 million.

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

Other (Income) Expense

	Three Months Ended Sept. 30,		Percentage Change	Nine Months Ended Sept. 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
	(Restated)			(Restated)
Other (income) expense	$(85)	$283	(130)%	$(129)	$127	(202)%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value each reporting period, capital gains and losses and other miscellaneous income. Other (income) expense changed by $(368,000) for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. The variance is primarily attributable to a $44,000 increase in rental income and a $1.1 million decrease in net capital loss, partially offset by a $776,000 decrease in net gain on adjustment of our derivative liabilities.

Other (income) expense changed by $(256,000) for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. The variance is attributable to a $968,000 increase in net gain on adjustment of our derivative liabilities, partially offset by a $98,000 increase in rental income and a $1.1 million decrease in net capital loss.

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

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $2,031,000 for the nine months ended September 30, 2011 increased $4,891,000 from $(2,860,000) for the nine months ended September 30, 2010. Total cash flows from operations of $2,031,000 in this period are primarily attributable to:

•	$1.1 million in non-cash depreciation and amortization;

•	$151,000 non-cash loss on derivative liabilities;

•	$408,000 in non-cash stock-based compensation expense related to vesting options and restricted stock;

•	$775,000 decrease in accounts receivable and contracts in process;

•	$219,000 decrease in prepaid expenses and other assets; and

•	$2.2 million increase in accounts payable, accrued expenses and accrued bonus;

partially offset by a $2.8 million net loss.

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