Form 10-K
period 2011-12-31
Innovaro, Inc.
filed 2012-04-11
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2011 was $31,170,375.

As of March 15, 2012, there were 15,064,544 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INNOVARO, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2011

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to: our ability to continue as a going concern; changes in economic conditions, technology licensing requirements and regulations in the United States and in the foreign countries in which we do business; actions of competitors; development of new products and services; cost of borrowing and access to capital markets; our ability to protect our intellectual property rights; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that contracts with our clients could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other factors that are set forth in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 1. Business

Unless the context requires otherwise, reference in this Form 10-K to “Innovaro,” the “Company,” “we,” “us” and words of similar import refer to Innovaro, Inc. and its wholly owned subsidiaries, Innovaro Europe, Ltd. (“Europe”) and UTEK Real Estate Holdings, Inc. (“UTEK Real Estate”).

We commenced operations in 1997 and were originally incorporated under the name UTEK Corporation under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

On March 16, 2010, we began doing business as Innovaro and changed our ticker symbol from NYSE Amex: “UTK” to NYSE Amex: “INV”. On July 12, 2010, we formally changed our name from UTEK Corporation to Innovaro, Inc. We have currently have two reportable lines of business, all working under the Innovaro brand: Strategic Services – driven by Innovaro Strategos, an advanced innovation consultancy, and Intelligence and Insights Services – online platforms, partnering services, global licensing, technology transfer services, futures trends, research and information services and intellectual property “IP” consulting. We envision the continued evolution of our business to include the ongoing development and sale of software products such as the innovation management software platform to support the innovation services business.

Innovaro is The Innovation Solutions Company; focused on innovation management consulting and software. At Innovaro, we are all about helping companies innovate and grow. Whether it is fueling companies’ current innovation process with insights and intelligence on consumer, market or technology trends, or providing a fully scalable and repeatable innovation solution such as LaunchPad, we can help companies navigate and simplify an innovation process. Innovaro offers a comprehensive set of services and software to assure the success of any innovation project, regardless of the size or intent. Our unique combination of consulting services provide innovation expertise, our new LaunchPad software product provides an integrated innovation environment, and Intelligence and Insights Services provide any business with the innovation support they need to drive success. These services are provided internationally from our offices in the United States and the United Kingdom.

Business Strategy

Innovaro has evolved from a technology transfer firm, organized as a closed-end investment company that had elected to be regulated as a business development company under the Investment Company Act of 1940, into an operating company. We have shifted the focus of the business to become an innovation solutions business. We provide innovation consulting services, innovation software, IP licensing, technology acquisition and partnering and trends analysis.

During the course of 2010, Innovaro recognized the opportunity to develop a new innovation management software platform and began to develop a working model of Version 1.0 of the software platform. Innovaro envisions the continued evolution of its business to include the ongoing development and sale of software products such as the innovation management software platform to support its innovation services business.

Over time, we expect the software product component of our business to grow at a greater rate than the growth in our other business segments and we feel it will represent an important component of our overall revenue stream. As the innovation management software capability matures, our innovation engine will allow us to more broadly engage clients depending on their requirements, whether people, software or data, across their innovation cycle.

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

Operating Segments

We currently have strategically aligned our business into two reportable segments: Strategic Services and Intelligence and Insights Services.

Strategic Services Segment Overview

People are the key to providing innovation expertise though our consulting services. Our people have defined and refined our methodology for over 15 years with more than 250 clients in over 750 engagements, which has created a proven effective process to get a company through the innovation cycle. This process has served to develop our Leading Edge Innovation Practices contained within our methodology.

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

Clients

Approximately 83% and 75% of our revenue in 2011 and 2010, respectively, was from our Strategic Services segment. We have a global client base including both private and public sector organizations, representing multiple industries including fast moving consumer goods, consumer packaged goods, retail, medical, telecommunications, chemicals, media, financial services, energy, utilities and government agencies. The strategic services business had two significant clients for each of the years ended December 31, 2011 and 2010, which accounted for 57% and 28% of our total revenue, respectively, during such periods.

Competition

The strategic services business is highly competitive. We currently have significant competitors for many of our strategic service offerings, including, but not limited to, McKinsey & Company, The Boston Consulting Group and Monitor Group, Inc.

We believe the primary factors affecting competition in our markets include firm and consultant reputations, client relationships and experiences, a legacy of successes, referrals and referral sources, the ability to attract and retain top talent, the ability to manage client engagements effectively, responsiveness, and the ability to listen and provide high quality services. There is competition on price, as evidenced by the price competition we experienced during the recent severe economic downturn. However, given the critical nature of many of the issues that our services address, we are not typically competing on price alone. Many of our competitors have a greater share of the markets in which we operate, have more high profile personnel and greater financial and marketing resources than we do. We believe that our experience, our reputation (collectively and as previously independent businesses), our focus on innovation, and our comprehensive approach to our clients’ innovation challenges enable us to compete favorably and effectively in this marketplace.

Intelligence and Insights Services Segment Overview

Our intelligence and insights services business provides information to assist clients in gaining insights and making decisions. We offer expansive networks, experts in scouting, partner sourcing and licensing expertise, and world leading online marketplaces. We also provide an important foundation to successful licensing – understanding the true potential value of our clients’ IP and IP portfolio. We access that value and build a roadmap for our clients’ use, and uncover opportunities and options to realize any latent value.

We have an online information service, purpose-built for those who need it most – technology transfer, business development, intellectual property, competitive intelligence, and marketing professionals across the physical and life sciences.

We also provide the insight and intelligence our clients require, applied to their markets today and into the future. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends – including emerging trends not covered by other sources – and delivers insights about how these trends will shape the future operating environment.

Online Marketplaces

Pharmalicensing is a biopharmaceutical innovation resource designed for life science professionals driving partnering, licensing and business development worldwide. Pharmalicensing affords clients the ability to in-license and out-license intellectual property and also provides partnering services, business development reports, industry news and a jobs source for candidates and employers. We are tracking at approximately 200,000 unique visitors per month and developing partnerships with external search partners to further drive traffic growth.

Knowledge Express is an online, information service built for business development, technology transfer and marketing professionals across technology industries. It is a premier business development resource with expert IP search capabilities and report generation functionality. Our service includes access to key corporate profiles, industry contacts, technology pipelines, investigational technologies, deal information, sales data and patent data.

Pharma Transfer provides an online source of research and peer reviewed business development opportunities for the international pharmaceutical market encompassing all areas of pipeline development including early-stage discovery, pre-clinical and clinical trials and registered products that are all available for co-development or licensing.

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

Global Lifestyles and Technology Foresight

Global Lifestyles is an online resource for professionals who work in trend-dependent functions such as consumer insights, strategy and planning, innovation, new product development, and market research. Our research illuminates not only how consumers’ lives are changing but also why giving clients a deeper understanding of the underlying drivers of consumer trends. To do this, we track developments in a range of categories from demography, to technology usage, to consumer values and attitudes. As in all of our work, our singular focus is to provide a point-of-view on important consumer trends and what these changes mean for our clients’ business.

Technology Foresight is also an online source that has tracked dozens of scientific and technological fields – and examined topics that range from genetics to emerging applications in social networking. Foresight is the ability of an organization to understand the ways in which the future might emerge and to apply that understanding in organizationally useful ways. Strategic foresight may also be used to detect adverse conditions, guide policy and help shape strategy. We track dozens of scientific and technological fields – from information and communication technology to material science and from nutrition to neuroscience. Our team identifies and analyzes authoritative global forecasts about technological change, and we also craft our own point-of-view briefs on important emerging technologies. Both of these methods allow us to deliver insights about how changes in technology will shape the future business environment, making Technology Foresight the perfect resource for professionals who need to get beyond the churn of daily tech headlines and view technology from a strategic point of view.

Clients

Approximately 17% and 25% of our revenue in 2011 and 2010, respectively, was from our Intelligence and Insights Services segment. We have a global client base including private and public sector organizations of varying sizes, representing a wide range of industries. Clients for our subscription services include universities, research centers and primarily large companies across a diversified group of industries. Clients for our other services within the Intelligence and Insights Services segment include both private and public sector organizations, representing multiple industry sectors including retail, government, telecommunications, chemicals, media, financial services, energy and utilities.

Competition

We have capable competitors in the global technology licensing business including IP Group plc, British Technology Group plc, Intellectual Ventures, Yet2.com and Competitive Technologies, Inc. Competitors for online marketplace services are significant and include Reed Elsevier, PharmaVentures, Nerac, Inc., Thomson S.A., BioPharm Insight and EvaluatePharma. Competitors for IP consulting services include The Patent Board, Ocean Tomo, LLC, PatentCafé and 1790 Analytics. In addition, university technology commercialization offices also provide location specific competition with regard to the licensing of IP technology that they have developed. Competitors for global lifestyles and technology foresight include Forrester Research, Inc. and Gartner, Inc.

We believe the primary factors affecting competition in our markets include firm and consultant reputations, client relationships and experiences, a legacy of successes, referrals and referral sources, the ability to attract and retain top talent, the ability to manage client engagements effectively, responsiveness, and the ability to listen and provide high quality services. There is competition on price, as evidenced by the price competition we experienced during the recent severe economic downturn. However, given the critical nature of many of the issues that our services address, we are not typically competing on price alone. Many of our competitors have a greater share of the markets in which we operate, have more high profile personnel and greater financial and marketing resources than we do. We believe that our experience, our reputation (collectively and as previously independent businesses), our focus on innovation, and our comprehensive approach to our clients’ innovation challenges, enable us to compete favorably and effectively in this marketplace.

Innovaro LaunchPad

In addition to our two business segments, we are continuing the development of our innovation management software platform, Innovaro LaunchPad (“LaunchPad”), which is designed to enhance and complement our innovation service offerings to clients. Our LaunchPad software product provides an integrated innovation environment which embodies our Leading Edge Innovation Practices to offer a process that is repeatable, reliable and scalable. LaunchPad helps innovation teams by making their jobs better, faster and easier. Previously in 2011, we introduced a working model of Version 1.0 of the LaunchPad software to certain customers. We are continuing to incur costs related to the refinement of Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0 and Version 3.0. The next components of LaunchPad are designed to take the outputs from the current product and extend them further into the organization’s product delivery process.

The full-scale release of the complete product is dependent on the results of our testing procedures and the use of third-party consultants.

Intellectual Property

We consider our products as proprietary. We attempt to protect our proprietary technology by relying primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures and contractual provisions.

Business Development and Marketing

Our business development and marketing efforts are aimed at developing relationships and building strong awareness and brand reputation with the key economic buyers, specifically; innovation leaders, business and business unit leaders, research and consumer insights professionals, research and development (“R&D”) leaders, product marketers, brand managers, licensing professionals, industry analysts, academic institutions, law firms, and others. We believe strong relationships and a client-driven approach to service are critical to building and maintaining our business and brand reputation. We emphasize high quality client service to all of our employees.

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

Financial Information about Financial Reporting Segments and Geographic Areas

Information concerning revenue and segment income attributable to each of our financial reporting segments and geographic areas is set forth in Note 16 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Recent Developments

The following developments that occurred during the year ended December 31, 2011 are considered to be significant to our business:

•

On April 18, 2011, our Board of the Directors increased its size from four to five directors and, upon the recommendation of the Nominating and Corporate Governance Committee, elected Asa Lanum as a new director. In addition, our Board of Directors appointed Mr. Lanum, who has served as our interim Chief Executive Officer since August 2010, as our permanent Chief Executive Officer.

•

Effective April 22, 2011, Peter C. Skarzynski resigned from his position as Managing Director of the strategic services division. In accordance with the terms of his employment agreement, Mr. Skarzynski remains bound by a covenant regarding the protection of our confidential information and a one-year covenant not to solicit our clients or employees.

•

On April 22, 2011, we appointed Gary Getz as Managing Director of the strategic services division. Mr. Getz has held a management position at Innovaro since its acquisition of Strategos in 2008, and held a management position at Strategos since that company’s founding.

•

In June 2011, our stockholders approved an amendment and restatement of our three existing equity compensation plans as one plan, the Innovaro, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). The maximum number of shares available for issuance under the Equity Compensation Plan is 4,626,274, which is the total number of shares available under the then existing Non-Qualified Option Plan, Employee Option Plan and Restricted Stock Plan.

•

In June 2011, we announced the release of a working model of Version 1.0 of LaunchPad. We are continuing to refine Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0 and Version 3.0. The next components of LaunchPad are designed to take the outputs from the current product and extend them further into the organization’s product delivery process.

•	We recognized $1.6 million in impairment losses related to our intangible assets, fixed assets and investments as of December 31, 2011.

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

Employees

As of March 9, 2012, we had 31 full-time employees. We believe our relations with our employees are good.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located in Tampa, Florida. This office space is owned by our subsidiary, UTEK Real Estate, and is encumbered by a $4.1 million mortgage thereon. This property is utilized by all of our business segments and is adequate for our current domestic office needs. If our office requirements increase beyond our current expectations, we believe that additional office space may be available for use at this location.

We also lease office space in Illinois, Washington D.C., California and the United Kingdom. The Illinois and California property is utilized by our Strategic Services segment and the Washington D.C., and United Kingdom properties are utilized by our Intelligence and Insights Services segment. These properties are adequate for our current needs.

Item 3. Legal Proceedings

We may be a party from time to time in certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through March 15, 2010, our shares of common stock traded on the NYSE Amex under the symbol “UTK.” As of March 16, 2010, we began doing business as Innovaro and changed our ticker symbol on the NYSE Amex to “INV.” Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600, serves as transfer agent for our common stock. We had approximately 3,000 stockholders of record at March 1, 2012.

Price Range of Common Stock and Dividends

The following table reflects the high and low closing prices for our common stock as reported on the NYSE Amex and the cash dividends declared per common share for the periods indicated:

	High	Low	Dividends
Fiscal year 2011
First quarter	$3.16	$1.15	—
Second quarter	$3.01	$1.67	—
Third quarter	$2.18	$1.28	—
Fourth quarter	$1.61	$0.80	—
Fiscal year 2010
First quarter	$5.11	$4.10	—
Second quarter	$4.06	$3.10	—
Third quarter	$3.53	$0.86	—
Fourth quarter	$1.43	$0.70	—

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

Innovation Engine – Innovaro Solutions

Innovaro offers a comprehensive set of services and software to assure the success of any innovation project, regardless of the size or intent. All services and software leverage our Leading Edge Innovation Practices as a proven methodology for innovation success.

We currently have two reportable business segments: Strategic Services and Intelligence and Insights Services.

Strategic Services

Our Strategic Services segment leverages our Leading Edge Innovation Practices, or LEIPs methodology to enhance creativity, expand business thinking and accelerate time-to-profitability for new products, new business models and market expansion. We combine the business acumen of seasoned executives, the learning focus of a leadership development expert and the creativity of an innovation specialist to get our clients on the path to sustainable and profitable growth.

We work closely with our clients to identify, develop and act on profitable growth opportunities and game-changing business strategies. We help our clients to systematically manage their innovation process, optimizing results while reducing the risks associated with new products, services and business ventures.

Intelligence and Insights Services

Innovaro delivers the information clients need to accelerate innovation, including real-time market and buyer trends, IP landscapes, industry reports and trends, automated intelligence updates and custom research initiatives.

Our focus is to deliver highly relevant, out-of-the-box intelligence and insights to clients that stimulate the entire innovation process. We help our clients expand their perspectives to fuel new ideas, enhance business concepts with new insights and accelerate innovation time-to-market as a result of shared knowledge, IP and partnerships.

Intelligence and Insights Services are designed to stimulate new thinking and approaches. As a result of providing continuous updates and analysis to our clients, they are able to identify and act on real world trends and behaviors that portend next generation opportunities for business growth. Intelligence and Insights are delivered in a variety of formats to meet each client need.

Innovaro LaunchPad Software

In addition to our two business segments, we are currently developing our innovation management software platform. We are uniquely positioned through the LaunchPad software offering to service our clients’ requirements to develop new and innovative products and services for their prospects and customers. With the use of advanced technology in conjunction with a proven innovation methodology we are able to offer a truly unique, next generation innovation software to our clients. LaunchPad is the only fully integrated innovation environment available, and it rapidly accelerates the innovation process.

Strategies to Drive Our Growth into the Future

We remain focused on growing our business with the objectives of improving our financial results and generating returns for our shareholders. We continue to focus on our goal of delivering strong financial performance in both the near term and the long term. We have identified the following four key strategic business imperatives that we believe will enable us to drive growth into the future.

Continue to develop our innovation management software platform

Our first imperative is to continue to develop our innovation management software platform. We announced the release of a working model of Version 1.0 of Innovaro LaunchPad in June 2011. We announced that Version 2.0 of Innovaro LaunchPad was in alpha testing in Feb 2012. We anticipate the controlled release of Version 3.0 of the software product during 2012, thereby expanding the product capability further into the innovation cycle. The full-scale release of the complete product is dependent on the results of our testing procedures and the use of third-party consultants.

Over time, we expect the software product component of our business to grow at a greater rate than the growth in our other business segments and we feel it will represent an important component of our overall revenue stream. As the innovation management software capability matures, our innovation engine will allow us to more broadly engage clients depending on their requirements, whether people, software or data across their innovation cycle.

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

Continue to expand our current Strategic and Intelligence and Insights Services businesses

Our second imperative is to sustainably and profitably grow our current Strategic and Intelligence and Insights Services businesses worldwide. We have a deep commitment to continuously improving our business. This includes our efforts to develop innovation solutions that offer a flexible range of innovation guidance and support, capable of meeting a wide range of innovation needs for our clients. As we further transform the way we go to market we continue to seek out ways to be more efficient.

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

Achieve operational excellence

Our fourth and final imperative is the total of the other three. Our continued success requires that we do everything we can to position ourselves to achieve operational excellence in each of the areas mentioned above. By focusing on the three key challenges and related strategic business imperatives discussed above, we believe we can achieve this goal.

Financial Condition

Our total assets were $20.8 million at December 31, 2011 compared to $24.7 million at December 31, 2010. At December 31, 2011, we had $268,000 in cash, $1.3 million in accounts receivable and contracts in process, $2.5 million in accounts payable and accrued expenses and $5.6 million in term debt outstanding. At December 31, 2010, we had $263,000 in cash, $2.0 million in accounts receivable and contracts in process, $1.5 million in accounts payable and accrued expenses and $5.8 million in term debt outstanding.

The cash balance decreased significantly in the fourth quarter of 2011 as a result of our having paid bonuses to employees of our strategic services business segment under a discretionary bonus plan. $1.4 million remains payable to certain employees in connection with this bonus plan as of December 31, 2011.

Our consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenue

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Strategic services	$12,374	$9,783	26%
Intelligence and Insights services	2,486	3,313	(25)%

Total revenue	$14,860	$13,096	13%

Strategic Services

Our strategic services revenue increased by $2.6 million for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The increase is the result of this business segment having a significant number of new contracts with a higher average value during the year ended December 31, 2011 in comparison to the year ended December 31, 2010. We attribute the increased contract level in 2011 to a renewed interest in innovation efficiency and new product development in the U.S. and abroad. In addition, certain of the current year contracts have specifically requested the work of a specialist consultant who bills out at a significantly higher rate than that of the other consultants, which contributed to an increase in revenue of approximately $800,000 for year ended December 31, 2011 compared to the same period of 2010. An increase in billable client expenses related to overseas travel and lodging contributed to an increase in revenue of approximately $885,000 for the year ended December 31, 2011 compared to the same period of 2010.

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

We expect that our strategic services revenue will decrease in 2012 from that of the year ended December 31, 2011 as one of our major customers has reduced its budget for innovation in 2012.

Intelligence and Insights Services

Our intelligence and insights services revenue decreased by $827,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The decreased revenue is primarily a result of a reduction of $27,000 for our global technology licensing services, a reduction of $137,000 in online marketplace fees, a reduction of $602,000 in foresight and trend research revenue, and a reduction of $42,000 in intellectual property consulting revenue. The decreased revenue throughout this business segment for the year ended December 31, 2011 in comparison to the same period of 2010 resulted from a reduction in the number of personnel selling and fulfilling projects, as well as budget cuts for a large group of our customers. This has had a significant, direct impact on new sales and renewals for this business line.

We expect that our intelligence and insights services revenue will remain consistent in 2012 with that of the year ended December 31, 2011.

Expenses

Direct Costs of Revenue

(in thousands, except percentages)	2011	Gross Margin	2010	Gross Margin

Direct costs of revenue – strategic services	$10,639	14%	$8,454	14%
Direct costs of revenue – Intelligence and Insights Services	1,317	47%	1,492	55%

Total direct costs of revenue	$11,956		$9,946

Direct Costs of Revenue – Strategic Services

Direct costs of revenue – strategic services are comprised of salaries and related taxes, bonuses, certain outside services and other business development costs related to our strategic services business. The most significant portion of direct costs of revenue – strategic services is comprised of consulting personnel compensation, which includes bonuses. Direct costs of revenue – strategic services included a bonus expense of $2.5 million for the year ended December 31, 2011. In comparison, direct costs of revenue – strategic services included a bonus expense of $3.3 million for year ended December 31, 2010.

In connection with the expiration of the employment contracts for the management team of the strategic services business segment in the second quarter of 2011, we have retained certain of these former professionals as consultants. The pay rate these consultants receive is higher than the pay rate of most other consultants we use due to their experience and relationship with the customers. In addition, certain of the contracts have required the work of a specialist consultant whose cost is much higher than that of the other consultants. We also needed to hire more consultants during 2011 as a result of the high number of contracts in process and a reduction in the number of employees.

Direct costs of revenue – strategic services increased by $2.2 million for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The increase is primarily related to a $3.3 million increase in outside consultant expenditures and in overseas travel and lodging, partially offset by a $1.1 million decrease in salaries and bonus.

The gross margin for the strategic services business remained consistent at 14% for each of the years ended December 31, 2011 and 2010.

We expect 2012 costs of strategic services to decrease from that of the year ended December 31, 2011 due to the expected decrease in engagements for this business segment.

Direct Costs of Revenue – Intelligence and Insights Services

Direct costs of revenue – intelligence and insights services are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to this business segment. Our direct costs of revenue – intelligence and insights services decreased by $175,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The majority of the decrease is related to a decrease in salaries and commissions due to staff cuts and a reduction in sales.

The intelligence and insights services gross profit margin decreased to 47% for the year ended December 31, 2011 as compared to 55% for the year ended December 31, 2010. This decrease is the result of a decrease in sales with fixed costs remaining unchanged.

We expect 2012 costs of intelligence and insights services to remain consistent with that of the year ended December 31, 2011.

Salaries and Wages

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Salaries and wages	$1,742	$2,636	(34)%
As a percent of revenue	12%	20%	(8	)ppt*

*	The abbreviation “ppt” throughout this section denotes percentage points.

Salaries and wages include non-sales employee and officer salaries that are not otherwise allocated to direct costs of revenue, employee related benefits including certain bonuses, and stock-based compensation. Salaries and wages decreased by $894,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The decrease relates to a $286,000 reduction in officers’ salaries as a result of severance expense incurred in 2010 related to our former CEO and an $829,000 reduction in administrative staff salaries in 2011, partially offset by a $221,000 increase in stock compensation expense as a result of options issued to our new CEO during 2011.

We expect salaries and wages to continue to decrease in 2012 due to the reduced number of employees.

Professional Fees

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Professional fees	$343	$609	(44)%
As a percent of revenue	2%	5%	(3	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $266,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. Valuation expenses were reduced by $46,000 because our investments no longer require outside valuations on a quarterly basis. Accounting fees were reduced by $154,000 as a result of our having become a smaller reporting company during 2010. Legal fees were reduced by $65,000 because of costs incurred during the year ended December 31, 2010 related to the preparation of our restricted stock plan and the settlement of a severance liability related to our former CEO that were not repeated during the year ended December 31, 2011.

We expect our professional fees for 2012 to remain relatively consistent with 2011.

Research and Development

in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Research and development	$752	$1,231	(39)%
As a percent of revenue	5%	9%	(4	)ppt

Research and development costs include certain salaries, outside services, travel and other costs related to the development of our LaunchPad software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $479,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The decrease is primarily related to the capitalization of $225,000 in software costs in 2011 related to Version 1.0 rather than the allocation of such costs to research and development expense. In addition, we scaled back the amount of resources allocated to the development of LaunchPad to approximately $200,000 in the second half of 2011, due to the completion of our working model of Version 1.0 and certain cash restrictions during the year.

In accordance with applicable accounting guidance, we expense all costs incurred to establish the technological feasibility of our LaunchPad software platform as research and development expenses. Having established a working model of LaunchPad Version 1.0, all costs related to the refinement of this product will be capitalized until general release of the product to customers. We will continue to incur costs related to the refinement of Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0. The costs related to the development of Version 2.0 will be expensed as research and development until we have completed a working model. We expect to incur an additional $300,000 in costs related to the product development of Version 2.0 and Version 3.0 of the software, as well as continued refinement of Version 1.0, during 2012.

We expect that research and development expense will decrease from that of the year ended December 31, 2011, due to a decrease in total expenditures related to the software platform and the fact that a significant portion of the costs will be capitalized.

Sales and Marketing

in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Sales and marketing	$289	$544	(47)%
As a percent of revenue	2%	4%	(2	)ppt

Sales and marketing expenses include advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expenses decreased by $255,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The decrease relates primarily to certain marketing costs incurred during the year ended December 31, 2010, including $91,000 in rebranding costs and $105,000 for partnering with external search partners, which were not repeated during the year ended December 31, 2011. There were additional decreases of $94,000 in telephone expenses and travel and entertainment expenses related to the closing of certain offices and reduced sales personnel. This decrease in costs was partially offset by an increase of $44,000 in marketing costs incurred during the year ended December 31, 2011 in connection with an increase in marketing efforts related to our new software platform.

We expect sales and marketing expenses to increase for the year ending December 31, 2012 due to sales and marketing efforts related to the software platform.

General and Administrative

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

General and administrative	$1,892	$2,254	(16)%
As a percent of revenue	13%	17%	(4	)ppt

General and administrative expenses decreased by $362,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The decrease relates to a $211,000 reduction in insurance and other employee related costs due to having fewer employees; a $49,000 reduction in investor relations costs; an $160,000 decrease in outside services which partially relates to having hired our CEO in the second quarter of 2011 as opposed to paying him as a consultant; as well as a continued overall company plan to reduce all aspects of overhead; partially offset by a $29,000 increase in state and local taxes and a $28,000 increase related to moving and relocation expenses for our new CEO and Senior VP of Sales.

We expect 2012 general and administrative expenses to remain consistent with 2011 levels.

Amortization and Depreciation

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Amortization and depreciation	$1,272	$1,527	(17)%
As a percent of revenue	9%	12%	(3	)ppt

Depreciation and amortization expense decreased by $255,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. Amortization expense decreased $207,000 as a result of the impairment of certain definite-lived intangible assets in 2010. Depreciation expense decreased by $48,000 as a result of impairment charges related to our fixed assets that were incurred in 2010.

We expect amortization and depreciation for the year ending December 31, 2012 to remain consistent with 2011 levels.

Impairment Loss

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Impairment loss	$1,444	$11,771	(88)%

Management performed its regular annual impairment testing of goodwill and other long-lived assets as of December 31, 2011, in accordance with applicable accounting guidance. We recognized impairment of approximately $275,000 to our goodwill and impairment of approximately $269,000 to our intangible assets for the year ended December 31, 2011 as a result of a reduction in the fair value of certain of our reporting units. Third party valuations were obtained to assist in the determination of fair value of our reporting units.

The significant decline in our stock price during 2010 caused a reduction in our market capitalization and third party valuations were obtained to assist in the determination of fair value of our reporting units. As a result of a reduction in fair value of our reporting units, management determined that the implied fair value of our goodwill and intangible assets was less than their respective carrying values by approximately $10.3 million. We recognized impairment of approximately $9.4 million to our goodwill and impairment of approximately $971,000 to our intangible assets for the year ended December 31, 2010.

We also recorded impairment of approximately $900,000 and $1.4 million to our fixed assets during the years ended December 31, 2011 and 2010, respectively, as a result of the commercial real estate market for certain of our properties having taken a significant downturn that is not expected to reverse in the near future. Management determined that the decreases in fair value of the property were other-than-temporary. These impairment losses were determined based on third party valuations of the respective property.

Other (Income) Expense

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Other (income) expense	$(113)	$1,150	(110)%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value each reporting period, capital gains and losses and other miscellaneous income. Other (income) expense changed by $1.2 million for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The variance is attributable to a $1.4 million decrease in net capital loss and related impairment and a $139,000 increase in rental income, partially offset by a $337,000 decrease in net gain on adjustment of our derivative liabilities.

Interest Expense, Net

(in thousands, except percentages)	2011	2010	Percent Change 2011 versus 2010

Interest expense, net	$434	$621	(30)%

Interest expense, net decreased by $187,000 for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. The decrease is primarily attributable to lower interest expense from the amortization of our debt discount.

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

We do not have any income tax benefit related to the net loss from operations in 2011 or 2010, nor do we have a deferred tax asset related to our net operating loss carryforward, because of a 100% valuation allowance. We do have an income tax benefit from the reversal of a deferred tax liability related to the impairment and amortization of an indefinite-lived intangible asset of approximately $230,000 and $56,000 for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $651,000 for the year ended December 31, 2011 increased approximately $5.5 million from cash used in operating activities of $(4.9) million for the year ended December 31, 2010. Total cash flows from operations of $651,000 in the current period are primarily attributable to:

•	$1.6 million in non-cash impairment charges;

•	$1.4 million in non-cash depreciation and amortization;

•	$509,000 in non-cash stock-based compensation expense related to vesting options;

•	$1.2 million decrease in accounts receivable and other assets; and

•	$977,000 increase in accounts payable, accrued expenses and accrued bonus.

Partially offset by:

•	$4.6 million net loss attributable to stockholders; and

•	$297,000 net loss attributable to noncontrolling interest.

Cash flows from investing activities of $(222,000) for the year ended December 31, 2011 decreased $976,000 from $754,000 for the year ended December 31, 2010. Total cash flows from investing activities of $(222,000) in the current period are primarily attributable to $225,000 in capitalization of software development costs.

Cash flows from financing activities of $(421,000) for the year ended December 31, 2011 decreased $2.7 million from $2.3 million for the year ended December 31, 2010. Total cash flows from financing activities of $(421,000) in the current period are primarily attributable to $621,000 in cash payments on long-term debt partially offset by $200,000 in debt proceeds.

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

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. We will continue to incur costs related to the refinement of Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0. As of December 31, 2011, we had invested $2.2 million in this software platform. We expect to incur approximately $300,000 in additional expenditures for product development of Version 2.0 and refinement of Version 1.0 during 2012.

Borrowings

We have a $3 million bank note payable due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013. As of December 31, 2011, the amount outstanding on this note was approximately $2.8 million. In addition, we have a $1.5 million note payable due in monthly installments of interest at 7.00% with principal due in full on October 1, 2015. As of December 31, 2011, the amount outstanding on this note was approximately $1.25 million. These loans were entered into in connection with the purchases of land and building that serves as our company headquarters and certain other undeveloped land located in Hillsborough County, Florida. These loans are collateralized by the property related to the purchases.

We have a Promissory Note (the “Note”) with Gators Lender, LLC (the “Lender”), pursuant to which we borrowed $1,750,000 from the Lender. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears. The entire principal amount outstanding and all accrued interest is payable in full no later than October 22, 2012. UTEK Real Estate is a co-borrower under the Note and the loan is guaranteed by all subsidiaries. In addition, the Lender has a security interest in 68% of the outstanding membership interests of Cortez 114, LLC (“Cortez”), a subsidiary of UTEK Real Estate that owns vacant real property located in Hernando County, Florida. $500,000 of the indebtedness was repaid in July 2010 in connection with an amendment to the Note. As of December 31, 2011, the face amount outstanding on the Note was $1.25 million.

We borrowed $200,000 for operations from one of our directors under a promissory note in December 2010. The note was subsequently repaid in full on February 21, 2011 including interest at 3.5% and 3.0 points. This transaction is not necessarily indicative of amounts, terms and conditions that the Company may have received with unrelated third parties.

During December 2011, we borrowed $200,000 for operations from IIM Holding II, LLC under a promissory note including interest at 6% and $26,000 in other fees.

Liquidity

We have incurred recurring losses and negative cash flows from operations. We incurred a net loss of $4.9 million for the year ended December 31, 2011. We had a working capital deficit of $1.2 million and an accumulated deficit of $76.5 million as of December 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee bonuses. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash and cash equivalent balances, cash generated from operations, collections of our existing receivables and the potential sales of our investments. We expect that our recent reductions in costs, coupled with our expected revenue, will be insufficient to fund our scheduled debt service payments of $1.6 million and our operating requirements for the next twelve months. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail their current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund their operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conduct periodic reviews to identify and evaluate each investment that is in an unrealized loss position, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary are recorded in accumulated other comprehensive loss.

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

Valuation and Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate consideration paid for an acquisition over the fair value of the net tangible and intangible assets acquired. Intangible assets represent the cost of trademarks, trade names, websites, customer lists, non-

compete agreements, and proprietary processes and software obtained in connection with certain of these acquisitions. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 10 years. In accordance with current accounting standards, goodwill and intangible assets determined to have indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment may have occurred. Circumstances that may indicate impairment include qualitative factors such as an adverse change in the business climate, loss of key personnel, and unanticipated competition. Additionally, management considers quantitative factors such as current estimates of the future profitability of the Company’s reporting units, the current stock price, and the Company’s market capitalization compared to its book value. The consideration of qualitative and quantitative factors when considering circumstances that may indicate impairment requires the application of management judgment. As a result, management’s determinations with regard to current circumstances affecting the Company could have a significant affect the recognition of impairment charges.

If management determines that an impairment test is necessary, it must determine the fair value of the respective reporting units. The determination of the fair value of reporting units requires significant judgment. Management typically enlists the assistance of a third-party valuation firm in determining fair value of reporting units for use in its impairment analysis. In conducting its impairment test, the Company compares the fair value of each of its reporting units to the related book value. If the fair value of a reporting unit exceeds its net book value, long-lived assets are considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its impairment test using balances as of December 31.

The Company accounts for long-lived assets, including intangibles that are amortized, in accordance with GAAP, which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Management considers both qualitative and quantitative factors when considering circumstances that may indicate impairment. This consideration requires significant management judgment and could have a significant effect of the recognition of impairment charges. If indicators of impairment are present, reviews are performed to determine whether the carrying value of an asset to be held and used is impaired. Such reviews involve a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. The determination of future cash flows involves inherent uncertainties and the application of management judgment regarding the future operations of the Company. If the comparison indicates that there is impairment, the impaired asset is written down to its fair value. The impairment to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to dispose.

Valuation of Derivative Liabilities

ASC Topic 815 Derivatives and Hedging requires bifurcation of embedded derivative instruments and measure of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each quarter, with any increase or decrease in the fair value being recorded in results of operations as a component of other (income) expense. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors that require judgment, including estimating the expected term of the warrants and the expected volatility of the Company’s stock price. The expected term of the warrants represents the period of time that they are expected to be outstanding and is based on the contractual term of the warrants and expectations of the warrants holders’ behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the warrants. These estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our derivative liability and the related gain or loss could be materially different in the future. As of December 31, 2011, the Company’s derivative liabilities have been extinguished.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INNOVARO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Innovaro, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Innovaro, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in equity and cash flows for the years ended December 31, 2011, and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. For the years ended December 31, 2011, and 2010 the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits for the years ended December 31, 2011 and 2010 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years ended December 31, 2011, and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $4,920,723 during the year ended December 31, 2011 and has an accumulated deficit of $76,453,214 and has a working capital deficit of $1,236,512 as of December 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PENDER NEWKIRK & COMPANY
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida

April 11, 2012

INNOVARO, INC.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$268,170	$262,619
Accounts receivable, net	799,235	1,796,454
Contracts in process	513,040	214,734
Available-for-sale securities	55,038	171,139
Prepaid expenses and other assets	294,625	791,432
Note receivable and accrued interest	1,804,000	—

Total current assets	3,734,108	3,236,378
Cost method investments	86,784	95,589
Equity method investments	92,148	303,454
Note receivable and accrued interest	—	1,700,000
Fixed assets, net	5,632,757	6,736,567
Goodwill	6,130,152	6,407,640
Intangible assets, net	5,090,316	6,174,792

Total assets	$20,766,265	$24,654,420

LIABILITIES
Current liabilities:
Accounts payable	$549,431	$1,078,088
Accrued expenses	475,348	420,707
Accrued bonus pool	1,444,955	—
Deferred revenue	856,222	987,624
Current maturities of long-term debt	1,644,664	433,964

Total current liabilities	4,970,620	2,920,383
Long-term debt, less current maturities	3,997,775	5,358,173
Derivative liabilities	—	1,140,005
Deferred tax liability	990,542	1,220,687

Total liabilities	9,958,937	10,639,248

Commitments and contingencies	—	—

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,159,544 and 14,631,950 shares issued; 15,039,544 and 14,585,261 shares outstanding at December 31, 2011 and 2010, respectively	150,396	145,853
Additional paid-in capital	86,820,437	85,024,704
Accumulated deficit	(76,453,214)	(71,829,344)
Accumulated other comprehensive income	53,939	147,922

Total Innovaro stockholders’ equity	10,571,558	13,489,135
Noncontrolling interest	235,770	526,037

Total equity	10,807,328	14,015,172

Total liabilities and equity	$20,766,265	$24,654,420

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Operations

	Year Ended December 31
	2011	2010
Revenue:
Strategic services	$12,373,822	$9,783,318
Intelligence and Insights services	2,485,565	3,312,808

	14,859,387	13,096,126

Expenses:
Direct costs of revenue – Strategic services	10,638,652	8,453,549
Direct costs of revenue – Intelligence and Insights services	1,317,306	1,492,396
Salaries and wages	1,742,132	2,636,166
Professional fees	343,245	608,591
Research and development	751,775	1,230,671
Sales and marketing	289,098	544,307
General and administrative	1,892,087	2,254,324
Depreciation and amortization	1,271,966	1,527,344
Impairment loss	1,443,622	11,770,708

	19,689,883	30,518,056

Other (income) and expense:
Other (income) expense	(113,132)	1,149,798
Interest expense, net	433,502	621,371

	320,370	1,771,169

Loss before income taxes	(5,150,866)	(19,193,099)
Provision for income tax benefit	(230,143)	(55,581)

Net loss	(4,920,723)	(19,137,518)

Net loss attributable to noncontrolling interest	(296,853)	(6,095)

Net loss attributable to Innovaro stockholders	$(4,623,870)	$(19,131,423)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.31)	$(1.44)

Weighted average shares outstanding: Basic and diluted	15,013,299	13,288,179

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock				Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Innovaro Stockholders’ Equity
	Shares Issued	Shares Outstanding	Par Value	Paid-In Capital					Noncontrolling Interest	Total Equity
Balances at December 31, 2009	12,286,768	11,797,140	$117,971	$81,010,460		$(52,697,921)	$175,609	$28,606,119	$—	$28,606,119
Settlement of severance liability for 32% interest in Cortez 114, LLC	—	—	—	17,868		—	—	17,868	532,132	550,000
Comprehensive loss:								—		—

Net loss	—	—	—	—	$(19,131,423)	(19,131,423)	—	(19,131,423)	(6,095)	(19,137,518)
Other comprehensive income (loss):								—		—
Unrealized gain (loss) from available-for-sale securities	—	—	—	—	199,986	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(227,673)	—	—	—	—	—

Other comprehensive loss	—	—	—	—	(27,687)	—	(27,687)	(27,687)	—	(27,687)

Comprehensive loss					$(19,159,110)

Investment in Verdant Ventures Advisors, LLC	243,933	243,933	2,439	997,686		—	—	1,000,125	—	1,000,125
Private offering of equity securities, net of offering costs of $593,440	1,481,481	1,481,481	14,815	3,191,744		—	—	3,206,559	—	3,206,559

Warrants issued as direct offering costs in connection with private equity securities offering	—	—	—	(661,236)		—	—	(661,236)	—	(661,236)
Issuance of shares upon exercise of warrants	884,347	884,347	8,844	(8,844)		—	—	—	—	—
Earnout accruals and escrow adjustments	(264,579)	178,360	1,784	188,721		—	—	190,505	—	190,505
Stock-based compensation expense	—	—	—	288,305		—	—	288,305	—	288,305

Balances at December 31, 2010	14,631,950	14,585,261	$145,853	$85,024,704		$(71,829,344)	$147,922	$13,489,135	$526,037	$14,015,172

Comprehensive loss:
Net loss	—	—	—	—	$(4,623,870)	(4,623,870)	—	(4,623,870)	(296,853)	(4,920,723)
Other comprehensive income (loss):								—		—
Unrealized gain (loss) from available-for-sale securities	—	—	—	—	(91,901)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(2,082)	—	—	—	—	—

Other comprehensive income (loss):	—	—	—	—	(93,983)	—	(93,983)	(93,983)	—	(93,983)

Comprehensive loss					$(4,717,853)			—		—

Contribution from noncontrolling interest	—	—	—	—		—	—	—	6,586	6,586
Issuance of common shares upon cashless exercise of warrants	436,013	436,013	4,360	(4,360)		—	—	—	—	—
Derivative liability extinguished in connection with exercise of warrants	—	—	—	1,290,830		—	—	1,290,830	—	1,290,830
Issuance and vesting of restricted stock, net of forfeitures	140,000	20,000	200	(200)		—	—	—	—	—
Escrow adjustment related to earnout	(48,419)	(1,730)	(17)	—		—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	509,463		—	—	509,463	—	509,463

Balances at December 31, 2011	15,159,544	15,039,544	$150,396	$86,820,437		$(76,453,214)	$53,939	$10,571,558	$235,770	$10,807,328

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010
Operating Activities:

Net loss attributable to Innovaro stockholders	$(4,623,870)	$(19,131,423)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Net loss attributable to noncontrolling interest	(296,853)	(6,095)
Depreciation and amortization	1,271,966	1,527,344
Amortization of debt discount from investor warrants	132,138	280,558
Goodwill and intangible asset impairment	543,622	10,332,628
Fixed asset impairment	900,000	1,438,080
Loss on sale and impairment of investments	201,441	1,605,817
Loss (gain) on derivative liability	150,825	(186,203)
Stock-based compensation	509,463	288,305
Compensation paid out in escrowed shares	—	146,825
Deferred income taxes	(230,143)	(55,581)
Other	15,865	(19,156)
Changes in operating assets and liabilities:
Accounts receivable and contracts in process	697,846	(495,260)
Prepaid expenses and other assets	532,438	(248,010)
Deferred revenue	(131,402)	(646,472)
Accounts payable, accrued expenses and accrued bonus	977,525	255,084

Net cash flows from operating activities	650,861	(4,913,559)

Investing Activities:
Capital expenditures	(39,218)	(80,063)
Capitalization of software development costs	(225,172)	—
Proceeds from sale of available-for-sale securities	42,870	341,997
Proceeds from redemption of certificates of deposit	—	492,246

Net cash flows from investing activities	(221,520)	754,180

Financing Activities:
Net repayments on bank line of credit	—	(250,000)
Proceeds from related party and other debt	200,000	200,000
Payments on long-term debt	(621,467)	(845,266)
Gross proceeds from registered equity securities offering	—	3,799,999
Offering costs paid from registered equity securities offering	—	(593,440)

Net cash flows from financing activities	(421,467)	2,311,293

Effect of foreign exchange rates on cash	(2,323)	(8,265)

Increase (decrease) in cash	5,551	(1,856,351)
Cash at beginning of year	262,619	2,118,970

Cash at end of year	$268,170	$262,619

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2011	2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities	$(91,901)	$199,986

The extinguishment of a derivative liability related to the exercise of warrants	$1,290,830

The Company transferred certain equity interests in a subsidiary to satisfy a severance obligation resulting in the following:
Noncontrolling interest		$532,132
Increase in additional paid-in capital		17,868

		$550,000

The Company issued 243,933 shares of common stock in connection with its investment in Verdant Ventures Advisors, LLC		$1,000,125

Warrants issued as direct offering costs in connection with registered equity securities offering		$(661,236)

Cash paid for taxes	$—	$—

Cash paid for interest	$406,585	$543,893

INNOVARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Organization

We commenced operations in 1997 and were originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

The Company

Innovaro is The Innovation Solutions Company focused on innovation management consulting and software. Innovaro is all about helping companies innovate and grow. Innovaro offers a comprehensive set of services and software to assure the success of any innovation project, regardless of the size or intent. Our unique combination of consulting services provide innovation expertise, our new LaunchPad software product provides an integrated innovation environment, and Intelligence and Insights Services provide any business with the innovation support they need to drive success. These services are provided internationally from our offices in the United States and the United Kingdom.

On March 16, 2010, we began doing business as Innovaro and changed our ticker symbol from NYSE Amex: “UTK” to NYSE Amex: “INV”. On July 8, 2010, the Company’s shareholders voted to amend the Company’s certificate of incorporation to change the Company’s name from UTEK Corporation to Innovaro, Inc. The name change became effective on July 12, 2010.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. The Company incurred a net loss of approximately $4.9 million, working capital deficit of approximately $1.2 million and an accumulated deficit of approximately $76.5 million as of December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee bonuses. Its primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments.

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collection of existing receivables and the potential sales of our investments. The Company expects that its recent reductions in costs, coupled with its expected revenue, will be insufficient to fund its scheduled debt service payments of $1.6 million and its operating requirements for the next twelve months. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and it may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company.

The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail their current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications

Certain reclassifications have been made to the 2010 balances to conform to the 2011 financial statement presentation. Reclassifications were made to the equity section of the December 31, 2010 consolidated balance sheet to conform to the December 31, 2011 presentation. Reclassifications were made to combine the total accumulated loss under investment company accounting of $(52,073,915) with the accumulated deficit under operating company accounting of $(19,755,429) into one accumulated deficit line item with a balance of $(71,829,344) as of December 31, 2010.

2. Significant Accounting Policies

Accounts Receivable

The Company accounts for accounts receivable in accordance with ASC Topic 310 Receivables. In accordance therewith, the allowance for doubtful accounts is deducted from the accounts receivable balance.

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense in the consolidated statements of operations. The provision for doubtful accounts and notes was approximately $29,000 and $15,000 as of December 31, 2011 and 2010, respectively. In addition, bad debt expense was negligible for the years ended December 31, 2011 and 2010.

Contracts in Process

Contracts in process include accrued profit related to certain contracts. See Note 4 for further detail.

Available-for-Sale Securities

The Company classifies all investments in freely tradable equity securities as available-for-sale in accordance with ASC Topic 320 Investments – Debt and Equity Securities and our intentions regarding these instruments. Investments in equity securities of public companies continue to be accounted for using the fair value method as long as there is a market in the stock that provides readily determinable fair values for these securities. These investments are adjusted to fair value at the end of each quarter. Unrealized gains and losses are reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Realized gains and losses from the sale of available-for-sale securities are determined on the first-in first-out (“FIFO”) method of accounting and are included as a component of other (income) expense in the consolidated statements of operations for the year ended December 31, 2011 and 2010.

Should management determine that an available-for-sale security has an other-than-temporary decline in fair value; the Company recognizes the investment loss in the consolidated statement of operations. Available-for-sale securities were evaluated for other-than-temporary impairment at December 31, 2011 and 2010. See Note 5 for further discussion.

Cost Method Investments

The Company classifies its investments in equity securities of noncontrolled entities that do not have readily determinable fair values as cost method investments in accordance with ASC Subtopic 325-20 Cost Method Investments. Cost method investments are classified as non-current assets in accordance with the Company’s intent and ability regarding liquidity of the investments.

Individual securities classified as cost method investments remain at cost basis unless there is a permanent impairment. The Company determines whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the impairment will be included in earnings as a realized loss. The new cost basis cannot be adjusted upwards for subsequent recoveries in fair value. Realized gains and losses from the sale or impairment of cost method investments are determined on the FIFO method of accounting and are included as a component of other (income) expense in the consolidated statements of operations for the years ended December 31, 2011 and 2010.

Cost method investments were considered for impairment at December 31, 2011 and 2010. The Company determined that certain of its cost method investments had suffered a decline in fair value below that of their respective carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its cost method investments of approximately $9,000 and $468,000 for the year ended December 31, 2011 and 2010, respectively.

Equity Method Investments

The Company evaluated its investment in Verdant Ventures Advisors, LLC under ASC Topic 810 Consolidation and concluded that this investment does not meet the requirements for consolidation. This investment has been recorded as an equity method investment in the consolidated balance sheets. In addition, this investment has been classified as a non-current asset in accordance with the Company’s intent and ability regarding liquidity of the investment. See Note 6 for a more detailed discussion of the Verdant Ventures transaction.

Equity method investments were considered for impairment at December 31, 2011. The Company determined that this equity method investment had suffered a decline in fair value below that of its respective carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its equity method investment of approximately $209,000 and $671,000 for the years ended December 31, 2011 and 2010, respectively.

Note Receivable

The Company holds a $1,500,000 note receivable from a privately held company. The note was received in exchange for the sale of certain of the Company’s investments in January 2009. The note bears interest at 7% per annum and does not require the payment of such interest or the principal amount of the note until maturity of the note on December 31, 2012. The Company recorded $104,000 of accrued interest income on the note for each of the years ended December 31, 2011 and 2010. The note is collateralized by a security interest in certain property located in Pasco County, Florida and certain marketable equity securities.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets of between 3 and 39.5 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. See Note 8 for impairment discussion.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included as a component of other (income) expense in the consolidated statements of operations.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of trade names and trademarks. The Company follows the provisions of ASC Topic 350 Intangibles – Goodwill and Other, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. If the carrying value of intangibles with indefinite lives exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we complete the second step in order to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill.

The Company performs the annual impairment testing using balances as of December 31, unless there are triggering events earlier in the year. See Note 9 for impairment discussion.

Identified Intangible Assets

The Company follows the provisions of ASC Topic 360 Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. See Note 8 and 9 for impairment discussion.

The Company’s intangible assets subject to amortization consist of, customer lists, propriety know-how and non-compete agreements that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from three to ten years.

Capitalized Software Costs

The Company will amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. There has not been a general release of the LaunchPad software, and accordingly, we have not recorded amortization expense related to the capitalized software for any periods presented.

Derivative Liability

ASC Topic 815 Derivatives and Hedging requires bifurcation of embedded derivative instruments and measurements of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes option pricing model. As discussed in Note 11, the Company has certain derivative warrants with a variable exercise price. The Company considered the use of a Binomial model, but determined that the probability of the exercise price adjusting downward was remote. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded in as a component of other (income) expense in the consolidated statements of operations.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom (“UK”) operations is that country’s local currency. The Company translates the assets and liabilities of its UK subsidiary into U.S. Dollars at the exchange rates in effect at the end of each reporting period. Revenues and expenses of the Company’s UK operations are translated into U.S. Dollars using weighted average exchange rates during the period. The translation adjustments are included in equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Foreign currency transaction gains and losses are included in other (income) expense in the consolidated statements of operations for the years ended December 31, 2011 and 2010 and are immaterial for these periods.

Revenue Recognition

The Company reorganized into two new lines of business, all working under the Innovaro brand: Strategic Services – driven by Strategos, an advanced innovation consultancy; and Intelligence and Insights Services – online platforms, partnering services, global licensing, technology transfer services, futures and trends, research, information services and IP consulting.

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

Intelligence and Insights Services

Revenues from the sale of subscriptions to the Company’s online marketplaces, information services websites and online futures programs are initially deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

Global technology licensing services are performed pursuant to service agreements in which the Company provides consulting services by identifying and evaluating technology licensing opportunities for clients. These agreements are typically cancelable with thirty days’ notice.

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

Direct Costs of Revenue

Direct costs of revenue consist of direct costs related to the Company’s strategic services and Intelligence and Insights Services segments. Direct costs of revenue include salaries and related taxes, bonuses and commissions, certain outside services, business development costs, royalties and other direct project costs.

Software Development Costs

ASC Subtopic 985-20 Costs of Software to Be Sold, Leased or Marketed, requires companies to expense all software development costs incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. In addition, costs incurred to enhance existing software products or after the general release of the product are required to be expensed as incurred as research and development costs.

In accordance with ASC Subtopic 985-20, the Company has expensed all costs incurred to establish the technological feasibility of Version 1.0 of the Innovaro LaunchPad software (“LaunchPad”) as research and development costs. As of June 29, 2011, LaunchPad Version 1.0 reached technological feasibility with the introduction of a working model. The Company is now incurring costs related to the refinement of Version 1.0, which will be capitalized until the product is available for general release to market. The Company capitalized $225,000 in software development costs for the year ended December 31, 2011.

The Company has begun development of the next components of LaunchPad with Version 2.0. Costs related to the development of this and other versions of the software will continue to be expensed until they too reach technological feasibility.

Stock-Based Compensation

At December 31, 2011, the Company had one stock-based equity plan, which is described in Note 13. The Company accounts for stock option grants in accordance with ASC Topic 718 Compensation – Stock Compensation. Stock-based compensation cost recognized during the years ended December 31, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with Topic 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company uses the Black-Scholes option pricing model to estimate fair value of stock option grants at the grant date.

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

Certain guidance located within ASC Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the years ended December 31, 2011 and 2010.

The Company does not have any income tax benefit related to its net loss from operations in 2011 and 2010, nor does it have a deferred tax asset related to its net operating loss carryforward, because of a 100% valuation allowance. The Company does have an income tax benefit from the reversal of a deferred tax liability related to the impairment and amortization of certain indefinite-lived intangible assets for the years ended December 31, 2011 and 2010.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. The Company’s dilutive potential common shares consist of outstanding stock options, warrants and unvested shares of restricted stock

Components of basic and diluted per share data are as follows:

	Year Ended December 31,
	2011	2010
Weighted average outstanding shares of common stock	15,013,299	13,288,179
Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—

Common stock and common stock equivalents	15,013,299	13,288,179

Shares excluded from calculation of diluted EPS (1)	2,908,548	2,751,648

(1)

These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of having incurred a net loss during the periods presented.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of investments and cash, accounts receivable, accounts payable, accrued expenses, long-term debt and derivative liabilities. The fair value of accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The estimated fair value of the Company’s long-term debt at December 31, 2011 and 2010 is not materially different from its carrying values of $5.6 million and $5.8 million, respectively. The fair value of available-for-sale securities and derivative liabilities are determined as described in Note 7.

Financial instruments with significant credit risk include investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation provides deposit insurance of $250,000 for substantially all depository accounts as of December 31, 2011. All of the Company’s non-interest bearing cash balances were fully insured as of December 31, 2011.

The Company had two major customers during the years ended December 31, 2011 and 2010. Major customers, those generating greater than 10% of total revenue, accounted for approximately 57% and 28% of the Company’s revenue during the years ended December 31, 2011 and 2010, respectively. Major customers relate to the strategic services business segment for both years ended December 31, 2011 and 2010. In addition, four customers accounted for approximately 51% of accounts receivable at December 31, 2011.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands ASC Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC Topic 820 is applied. The Company adopted this ASU on January 1, 2012. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company adopted this ASU on January 1, 2012. The adoption of this ASU will change the way the Company presents comprehensive income in its financial statements.

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation is not needed. The Company adopted this ASU on January 1, 2012. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements or disclosures.

3. Accounts Receivable

Accounts receivable consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Trade accounts receivable	$827,994	$1,408,047
Allowance for doubtful accounts	(28,759)	(14,926)
Unbilled client costs	—	403,333

Total accounts receivable	$799,235	$1,796,454

4. Contracts in Process

Contracts in process consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Contract costs and estimated earnings on uncompleted contracts	$1,648,024	$3,712,143
Less: billings to date	1,134,984	3,497,409

Total contracts in process	$513,040	$214,734

Components of contracts in process consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$604,856	$634,541
Billings in excess of costs and estimated earnings on uncompleted contracts	(91,816)	(419,807)

Total contracts in process	$513,040	$214,734

5. Available-for-Sale Securities

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of December 31, 2011 and 2010.

		Unrealized (1)		Realized
	Cost	Gain	Loss	Losses	Fair Value

As of December 31, 2011	$18,100	$37,138	$—	$(200)	$55,038

As of December 31, 2010	$225,400	$129,132	$(93)	$(183,300)	$171,139

(1)	The net unrealized gain (loss) is included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Proceeds from the sale of available-for-sale securities were approximately $43,000 and $342,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, none of our four total available-for-sale securities was in an unrealized loss position. Gross realized gain (loss) as a result of the sale of available-for-sale securities was approximately $19,000 and $79,000 for the years ended December 31, 2011 and 2010, respectively.

The Company recognized a loss from the impairment of certain available-for-sale securities of approximately $200 and $520,000 for the years ended December 31, 2011 and 2010. These losses were written off as a result of management’s determination that these losses were other-than-temporary. The realized loss is included as a component of other (income) expense in the consolidated statement of operations for the years ended December 31, 2011 and 2010.

Unrealized gain (loss) on available-for-sale securities for the years ended December 31, 2011 and 2010 are shown in the accompanying statement of changes in equity net of the reclassification adjustment. Disclosure of the gross amounts of the current period gain (loss) and amounts that were reclassified out of accumulated other comprehensive income (loss) into earnings are as follows:

	Year Ended December 31,
	2011	2010
Unrealized holding gain (loss) arising during the period	$(91,993)	$(16,961)
Add back: reclassification adjustment for net gains included in net income	92	216,947

Unrealized gain (loss) from available-for-sale securities, net	$(91,901)	$199,986

6. Equity Method Investments

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

The Company’s share of Verdant Venture’s net loss was $(2,511) and $(25,856) for the years ended December 31, 2011 and 2010, respectively, which is included as a component of other (income) expense in the consolidated statements of operations. In addition, the Company recorded an impairment loss to its investment in Verdant Ventures of approximately $209,000 and $671,000 during 2011 and 2010, which is included as a component of other (income) expense in the consolidated statements of operations.

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

Topic 820 establishes a fair value hierarchy that encourages and is based on the use of observable inputs, but allows for unobservable inputs when observable inputs do not exist. When there are multiple inputs for determining the fair value of an investment, the Company classifies the investment in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Inputs are classified into one of three categories:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 – Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2011 and 2010 are as follows:

	Fair Value Measurements at December 31, 2011 (1)		Fair Value Measurements at December 31, 2010 (1)
	Using Level 2	Total	Using Level 2	Total
Assets:
Available-for-sale securities	$55,038	$55,038	$171,139	$171,139

Total assets	$55,038	$55,038	$171,139	$171,139

Liabilities:
Derivative liabilities	$—	$—	$(1,140,005)	$(1,140,005)

Total liabilities	$—	$—	$(1,140,005)	$(1,140,005)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of December 31, 2011 or 2010.

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

8. Fixed Assets

The Company recorded impairment of approximately $900,000 and $1,438,000 to certain of its land, building and building improvements during the years ended December 31, 2011 and 2010, respectively. The commercial real estate market for certain property has taken a significant downturn that is not expected to reverse in the near future. As a result, management determined that the decrease in the fair value of the property was other-than-temporary. The amount of the impairment was determined based on third party valuations of the respective property. This impairment expense is included as a component of impairment loss in the consolidated statements of operations.

Fixed assets consist of the following:

	December 31,
	2011	2010

Furniture and Fixtures	$281,640	$284,630
Computer Equipment	605,507	733,964
Leasehold Improvements	2,000	9,085
Building	1,854,357	1,854,357
Building Improvements	1,554,742	1,554,742
Land	2,635,120	3,535,120

	6,933,366	7,971,898
Less: Accumulated Depreciation	(1,300,609)	(1,235,331)

	$5,632,757	$6,736,567

Depreciation expense was approximately $228,000 and $277,000 for the years ended December 31, 2011 and 2010, respectively.

9. Goodwill and Intangible Assets

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, goodwill is not subject to amortization. Goodwill and indefinite-lived assets are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for impairment by comparing the carrying values of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. Management engages an independent valuation firm as needed to assist in its impairment assessment reviews. The Company determines the fair value of its reporting units primarily by comparing the reporting unit to similar business ownership interests that have been sold. The Company also uses comparative price-to-book multiples and other factors to corroborate the reasonableness of the conclusion.

The Company obtained third party valuations to assist in the determination of fair value of our reporting units. As a result of a reduction in fair value of certain of our reporting units, management determined that the implied fair value of our goodwill and intangible assets was less than their respective carrying values by approximately $544,000. The Company recognized impairment of approximately $275,000 to our goodwill and impairment of approximately $269,000 to our intangible assets in the year ended December 31, 2011. The $544,000 impairment expense is included as a component of impairment loss in the consolidated statement of operations for the year ended December 31, 2011.

In accordance with Topic 350, management performs interim assessments of goodwill if impairment indicators are present. At the end of the third quarter of 2010, management concluded that the significant decline in the Company’s stock price subsequent to June 30, 2010 was other than short-term in nature. This conclusion, coupled with the severity of the decline, triggered a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2010. A decline in stock price may be an indicator of an adverse change in business climate and it affects market capitalization and may affect fair value measurements for reporting units. Due to the reduction in the Company’s market capitalization, third party valuations were obtained to assist in the determination of fair value for our reporting units. As a result of a reduction in fair value of our reporting units, management determined that the implied fair value of our goodwill and intangible assets was less than their respective carrying values by approximately $10.3 million. The Company recognized impairment of approximately $9.4 million to our goodwill and impairment of approximately $971,000 to our intangible assets in the year ended December 31, 2010. The $10.3 million impairment expense is included as a component of impairment loss in the consolidated statement of operations for the year ended December 31, 2010.

The following table presents goodwill and intangible assets as of December 31, 2011 and 2010.

			2011			2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Trade names/ trademarks/ websites	5.0 years	$364,020	$291,215	$72,805	$657,902	$511,979	$145,923
Proprietary software/ processes/ know-how	6.2 years	2,635,172	1,425,563	1,209,609	2,410,000	1,021,288	1,388,712
Non-compete agreements	3.4 years	696,934	679,440	17,494	700,574	534,793	165,781
Customer list	7.3 years	2,989,804	1,511,238	1,478,566	3,070,474	1,173,314	1,897,160

Total amortizable intangible assets, net				2,778,474			3,597,576
Infinite-lived intangible assets:
Trade names				2,311,842			2,577,216

Total intangible assets, net				$5,090,316			$6,174,792

Goodwill				$6,130,152			$6,407,640

The changes to the net carrying value of goodwill by business segment for the years ended December 31, 2011 and 2010 are as follows:

	Strategic Services	Intelligence and Insights Services	Total
Balance as of December 31, 2009	$7,300,096	$8,574,043	$15,874,139
Increases due to acquisitions and earnouts	43,680	—	43,680
Impairment	(3,891,678)	(5,469,482)	(9,361,160)
Translation adjustment	(65,200)	(83,819)	(149,019)

Balance as of December 31, 2010	3,386,898	3,020,742	6,407,640
Impairment	—	(274,610)	(274,610)
Translation adjustment	—	(2,878)	(2,878)

Balance as of December 31, 2011	$3,386,898	$2,743,254	$6,130,152

The changes to the net carrying value of intangible assets by business segment for the years ended December 31, 2011 and 2010 are as follows:

	Strategic Services	Intelligence and Insights Services	Total
Balance as of December 31, 2009	$7,066,788	$1,425,513	8,492,301
Amortization	(1,016,445)	(234,013)	(1,250,458)
Impairment	(971,469)	—	(971,469)
Translation adjustment	(74,101)	(21,481)	(95,582)

Balance as of December 31, 2010	5,004,773	1,170,019	6,174,792
Additions	225,172	—	225,172
Amortization	(820,580)	(222,941)	(1,043,521)
Impairment	—	(269,012)	(269,012)
Translation adjustment	—	2,885	2,885

Balance as of December 31, 2011	$4,409,365	$680,951	$5,090,316

Finite-lived intangible assets are being amortized over the estimated useful lives of the respective assets, which range between three and ten years. Total amortization expense related to intangible assets was approximately $1,044,000 and $1,250,000 for the years ended December 31, 2011 and 2010, respectively.

The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is as follows:

For the years ending December 31,
2012	$942,891
2013	852,588
2014	604,810
2015	207,416
2016	65,539
Thereafter	105,230

Total	$2,778,474

10. Long-term Debt

The Company had the following long-term debt at December 31, 2011 and 2010:

	December 31,
	2011	2010
$3,000,000 note payable, bank, due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013; collateralized by the Company’s corporate office building and related land	$2,809,199	$2,867,215

$1,750,000 note payable, due in quarterly installments of interest in arrears at 8.00% with principal due in full on October 22, 2012; less applicable debt discount (discussed below); collateralized by a security interest in 68% of one of the Company’s subsidiaries, which owns undeveloped land in Hernando County, Florida	1,143,202	1,011,064

$1,500,000 note payable, due in monthly installments of interest at 7.00% with principal due in full on October 1, 2015; collateralized by the Company’s corporate office building and undeveloped land in Hillsborough County, Florida	1,250,000	1,250,000

$600,000 note payable, bank, due in monthly installments of $14,420 including principal and interest at 7.09% through November 2012	155,965	311,672

$200,000 secured loan agreement and promissory note, due in full by February 15, 2012 including interest at 6.00% and $26,000 in related fees. This note was extended in February 2012.	200,000	—

$200,000 short term related party promissory note, due in full by February 27, 2011 including interest at 3.50% plus 3.0 points	—	200,000

Capital leases on computer equipment, due in monthly installments of up to $1,635 expiring through July 2011, imputed interest rates of between 9.5% and 16.3%	—	8,761

Insurance financing, due in monthly installments of up to $13,603 and $11,376 including principal and interest at 5.32% and 5.44% through September 2012 and July 2011, respectively	84,073	77,593

$50,000 bank credit card financing, due in monthly installments of interest at 7.74%	—	43,774

$25,000 bank credit card financing, due in monthly installments of interest at 6.5%	—	22,058

Total long-term debt	5,642,439	5,792,137
Less current maturities	1,644,664	433,964

Non current portion	$3,997,775	$5,358,173

Payments required for the next five years on the long-term debt balance as of December 31, 2011 are as follows:

For the years ending December 31,
2012	$1,644,664
2013	2,747,775
2014	—
2015	1,250,000

Total	$5,642,439

11. Derivative Liabilities

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded derivative liabilities for certain stock warrants with variable exercise prices. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of operations. The Company recognized a gain (loss) related to the adjustment of these derivatives to fair value of approximately $151,000 and $(186,000) for the years ended December 31, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument. The Company employed the following assumptions for the Black-Scholes model at December 31, 2010:

Dec 31, 2010
Expected dividend yield	0%
Expected volatility	53-54%
Risk-free interest rate	2.01%
Expected life of options	3.8 - 5.0 years
Fair value	$ 0.35 - $ 1.42

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

12. Equity

Accumulated Other Comprehensive Income

Components comprising the balance in accumulated other comprehensive income for the years ended December 31, 2011 and 2010 are as follows:

	Unrealized gain (loss) from available-for- sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income
Balance at December 31, 2009	$(70,946)	$246,555	$175,609
Gain (loss) for the period	199,986	(227,673)	(27,687)

Balance at December 31, 2010	129,040	18,882	147,922
Gain (loss) for the period	(91,901)	(2,082)	(93,983)

Balance at December 31, 2011	$37,139	$16,800	$53,939

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

Stock Warrants

Effective April 6, 2011, 437,500 of the Company’s $0.01 fully vested common stock warrants were exercised.

The Company has Series A warrants to purchase 1,481,481 shares of common stock outstanding as of December 31, 2011. These warrants are fully vested and have an exercise price of $3.49 per share. The warrants expire in Jan 2016.

13. Stock-Based Compensation Plans

In June 2011, the Company’s stockholders approved an amendment and restatement of the Company’s three existing equity compensation plans as one plan, the Innovaro, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). The maximum number of shares available for issuance under the Equity Compensation Plan is 4,626,274, which is the total number of shares available under the then existing Non-Qualified Option Plan, Employee Option Plan and Restricted Stock Plan. The options and restricted stock previously granted under the three then existing equity compensation plans are counted in determining the shares that remain available for issuance under the Equity Compensation Plan. The Compensation Committee of the Company’s Board of Directors determines those officers, employees, directors and consultants of the Company who are eligible to participate in the Equity Compensation Plan.

The options can be granted as incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”) or as options that do not qualify for incentive treatment under Section 422 of the Code. Options are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. At December 31, 2011, the Company had 2,549,420 shares available for future stock or option grants under the Equity Compensation Plan.

Stock-based compensation cost recognized during the years ended December 31, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with ASC Topic 718 Compensation – Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

Topic 718 requires management to estimate, at the grant date, the number of stock options for which the requisite service is expected to be rendered. The Company applies a forfeiture rate to account for the number of stock options for which the requisite service period is not expected to be rendered. Management revised its estimate of the forfeiture rate of its options in 2009 and 2010 to account for significant variances between the estimated forfeitures and the actual forfeitures. The revision to the forfeiture rate is accounted for as a change in estimate in accordance with ASC Topic 250 Accounting Changes and Error Corrections and the cumulative effect of approximately $178,000, a reduction in stock-based compensation, was recognized for the year ended December 31, 2010. In addition, the revision to the forfeiture rate caused an additional reduction in stock-based compensation of approximately $481,000 and $587,000 for the years ended December 31, 2011 and 2010, respectively. The change in estimate resulted in a beneficial effect of $0.03 and $0.06 per share on the Company’s net loss per share for the years ended December 31, 2011 and 2010, respectively. In connection with these revisions, stock-based compensation for prospective periods will be reduced by approximately $348,000 over the next 2 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

•	Expected dividend yield – based on the Company’s historical dividend yield.

•	Expected volatility – based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate – based on the US Treasury yield curve in effect at the time of grant.

•

Expected life of options – based on the Company’s historical life of options exercised, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2011 and 2010:

	2011	2010
Expected dividend yield	0%	0%
Expected volatility	53-66%	42-55%
Risk-free interest rate	0.74-1.14%	0.59-1.44%
Expected life of options	4.0 years	4.0 years
Weighted average grant date fair value	$1.02	$0.51

The Company did not have any cash proceeds from the exercise of stock options for the years ended December 31, 2011 and 2010. Total compensation cost related to stock options was approximately $509,000 and $288,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, there was approximately $649,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.4 years.

The following table represents stock option activity as of and for the two years ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2009	1,301,650	$7.86
Granted	681,667	$1.35
Exercised	—
Forfeited/cancelled/expired	(713,150)	$7.71

Options Outstanding – December 31, 2010	1,270,167	$4.45

Granted	677,250	$2.19
Exercised	—
Forfeited/cancelled/expired	(640,350)	$4.91

Options Outstanding – December 31, 2011	1,307,067	$3.05	5.65 years	$35,150

Options Exercisable – December 31, 2011	442,542	$4.17	5.15 years	$8,788

The total grant date fair value of options vested during the years ended December 31, 2011 and 2010 was approximately $423,000 and $622,000, respectively.

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/11	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/11	Weighted Average Exercise Price
$0.77 - $ 1.60	386,667	$1.08	5.90	99,917	$1.11
$2.34 - $ 2.40	554,400	2.38	6.37	127,500	2.40
$3.97 - $ 5.05	271,500	4.68	4.64	142,000	4.68
$9.30 - $13.13	94,500	10.39	3.27	73,125	10.48

	1,307,067	$3.05	5.65	442,542	$4.17

The following table represents restricted stock activity as of and for the two years ended December 31, 2011:

	Number of Shares	Weighted- average Grant Date Fair Value
Restricted Stock Outstanding – December 31, 2010	—
Granted	145,000	$1.19
Vested and stock issued	(20,000)	$0.77
Forfeited	(5,000)	$0.77

Restricted Stock Outstanding – December 31, 2011	120,000	$1.28

14. Other (Income) Expense

Components comprising the balance in other (income) expense for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
(Gain) loss on sale of investments	$(18,670)	$(79,451)
Impairment of investments	217,600	1,659,411
Share in loss of equity method investment	2,511	25,856
Derivative (gain) loss	150,825	(186,203)
Rental income	(317,097)	(178,404)
Other	(148,301)	(91,411)

Other (income) expense	$(113,132)	$1,149,798

15. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments for 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Current:
Federal	$—	$—
State	—	—
Foreign	—	—

	$—	$—

Deferred:
Federal	$(163,017)	$33,731
State	(17,404)	3,601
Foreign	(49,722)	(92,913)

	(230,143)	(55,581)

Provision for income taxes	$(230,143)	$(55,581)

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year Ended December 31,
	2011	2010

Tax at US statutory rate	$(1,764,521)	$(6,523,582)
State taxes, net of federal benefit	(188,389)	(696,488)
Foreign rate differential	11,456	152,054
Stock options	126,905	99,656
Gain/loss on derivative liabilities	(302,263)	—
Impairment and amortization of intangible assets	—	3,522,604
Other items	55,471	(63,686)

	(2,061,341)	(3,509,442)
Change in valuation allowance	1,831,198	3,453,861

Provision for income taxes	$(230,143)	$(55,581)

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Current
Accrued expenses	$534,451	$16,228
Revenue recognition	(128,002)	(40,863)

Subtotal current deferred tax asset (liability)	406,449	(24,635)
Non-current
Net operating loss carryforward	11,861,250	11,025,062
Capital loss carryforward	7,085,790	7,056,766
Intangible assets	(1,808,553)	(2,213,378)
Investments	2,660,439	2,617,919
Other	976,059	658,357

Subtotal non-current deferred tax asset (liability)	20,774,985	19,144,726

Total deferred tax asset	21,181,434	19,120,091
Less: valuation allowance	(22,171,976)	(20,340,778)

Net deferred tax liability	$(990,542)	$(1,220,687)

The Company is currently subject to examination by federal and state taxing authorities for 2008 and subsequent years.

ASC Topic 740 Income Taxes requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management previously determined that it was more likely than not that the Company’s net operating loss and capital loss carryforwards would not be utilized in the future. Accordingly, a valuation allowance of $22.2 million and $20.3 million was recorded for 2011 and 2010, respectively.

At December 31, 2010, the Company had available U.S. net operating loss carryforwards of approximately $30,702,000, which expire as follows: 2021-$753,000; 2022-$371,000; 2023-$1,645,000; 2024-$69,000; 2025-$3,835,000; 2027-$5,076,000; 2028-$5,423,000; 2029-$7,343,000; 2030-$3,706,000; and 2031 - $2,481,000. The Company has available U.S. capital loss carryforwards of approximately $18,753,000, which expire as follows: 2012-$381,000; 2013-$860,000; 2014-$16,669,000; and 2015-$843,000.

16. Segment Reporting

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

A summary of revenue and other financial information by reportable geographical operating segment is shown below:

	0000000000	0000000000	0000000000
	United Kingdom	United States	Consolidated
Long-lived assets December 31, 2011	$1,596,832	$15,256,393	$16,853,225
Total assets December 31, 2011	1,624,214	19,142,051	20,766,265
Long-lived assets December 31, 2010	1,711,729	17,607,270	19,318,999
Total assets December 31, 2010	1,796,827	22,857,593	24,654,420

	0000000000	0000000000		0000000000
	For the Year Ended December 31, 2011
	United Kingdom	United States		Consolidated
Revenue	$463,902	$14,395,485		$14,859,387
Loss before income taxes	(119,709)	(5,031,157	)(1)	(5,150,866)
Depreciation and amortization	115,135	1,156,831		1,271,966

	0000000000		0000000000		0000000000
	For the Year Ended December 31, 2010
	United Kingdom		United States		Consolidated
Revenue	$644,448		$12,451,678		$13,096,126
Loss before income taxes	(3,486,700	)(2)	(15,706,399	)(3)	(19,193,099)
Depreciation and amortization	345,635		1,181,709		1,527,344

(1)	The Company recognized a $1.4 million impairment loss for the United States segment during 2011.
(2)	The Company recognized a $2.9 million impairment loss for the United Kingdom segment during 2010.
(3)	The Company recognized an $8.9 million impairment loss for the United States segment during 2010.

The Company also has business segments for which certain information can be reported. These reportable business segments include Strategic Services and Intelligence and Insights Services. The administrative and other column represents miscellaneous and other income items and general and administrative type expenses that are not allocated amongst the different businesses. Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

A summary of revenue and other financial information by reportable business segment is shown below:

	000000000000	000000000000		000000000000		000000000000
	For the Year Ended December 31, 2011
	Strategic Services	Intelligence and Insights Services		Administrative and Other		Total
Revenue	$12,373,822	$2,485,565		$—		$14,859,387
Income (loss) before income taxes	1,108,794	121,347	(1)	(6,381,007	)(2)	(5,150,866)

	000000000000		000000000000		000000000000	000000000000
	For the Year Ended December 31, 2010
	Strategic Services		Intelligence and Insights Services		Administrative and Other	Total
Revenue	$9,783,318		$3,312,808		$—	$13,096,126
Loss before income taxes	(1,792,324	)(3)	(8,919,398	)(4)	(8,481,377)	(19,193,099)

(1)	The Company recognized a $544,000 impairment loss for the intelligence and insights services segment during 2011.
(2)	The Company recognized a $900,000 impairment loss for the administrative and other during 2011.
(3)	The Company recognized a $4.9 million impairment loss for the strategic services segment during 2010.
(4)	The Company recognized a $5.5 million impairment loss for the Intelligence and Insights Services segment during 2010.

17. Employee Benefit Plan

On February 1, 2009, the Company adopted the UTEK Corporation 401k Plan (the “401k Plan”). The 401k Plan allows employees who satisfy the service requirements of the 401k Plan, which include being 21 years of age and having three months of service, to contribute pre-tax wages to the 401k Plan, subject to legal limits. The Company matches 100% of the first 3%, and 50% of the second 2%, of compensation contributed by employees. The Company’s contributions vest immediately and were approximately $108,000 and $161,000 for the years ended December 31, 2011 and 2010, respectively.

18. Commitments and Contingencies

Bonus Plans

The Company has a discretionary bonus plan for qualifying strategic services segment employees. The Company recognized bonus expense of approximately $2.5 million and $3.3 million in connection with this bonus plan during the years ended December 31, 2011 and 2010, respectively.

Operating Leases

The Company leases its office facilities and certain equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense charged to operations was approximately $176,000 and $159,000 for the years ended December 31, 2011 and 2010, respectively.

The Company leases the office space for its corporate headquarters from Ybor City Group, Inc., a subsidiary of UTEK Real Estate. In connection with the consolidation of UTEK Real Estate as of October 1, 2009, the rent expense associated with this lease is eliminated as an intercompany transaction.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

For the years ending December 31,
2012	$113,082
2013	24,992

$138,074

19. Related Party Transactions

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control – Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “SECURITY OWNERSHIP” under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following Financial Statements of Innovaro, Inc. are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934:

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999. (Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.3	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.4	Certificate of Amendment to Certificate of Incorporation dated July 23, 2001, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on April 1, 2002.)

3.5	Certificate of Amendment to Certificate of Incorporation dated June 12, 2007, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 6, 2007.)

3.6	Certificate of Amendment to By-Laws dated February 26, 2008. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed on March 10, 2009.)

3.7	Certificate of Amendment to Certificate of Incorporation dated July 8, 2010, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on November 12, 2010.)

4.1	Form of Series A Warrants to Securities Purchase Agreement dated as of July 8, 2010. (Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on July 9, 2010.)

10.1	Innovaro Equity Compensation Plan. (Incorporated by reference to the Company’s Proxy Statement filed on April 20, 2011.)

10.2	Employment Agreement between UTEK Corporation and Sam Reiber dated February 5, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2010.)

10.3	Employment Offer Letter for Chief Executive Officer position between Innovaro, Inc. and Asa Lanum dated April 18, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2011.)

10.4	Note and Warrant Purchase Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2009.)

10.5	$1,750,000 Promissory Note between UTEK Corporation, UTEK Real Estate Holdings, Inc. and Gators Lender, LLC dated October 22, 2009. (Incorporated by Reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 28, 2009.)

10.6	Warrant Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibits 10.3 to the Company’s Form 8-K filed on October 28, 2009.)

10.7	Absolute Guaranty of Payment and Performance by Cortez 114, LLC, Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc. and UTEK Europe, Ltd. in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 28, 2009.)

10.8	Mortgage and Security Agreement by Cortez, LLC for the benefit of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 28, 2009.)

10.9	Environmental Indemnity Agreement by UTEK Corporation, UTEK Real Estate Holdings, Inc. and Cortez 114, LLC in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 28, 2009.)

10.10	Substitution of Collateral Agreement among UTEK Corporation, UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 5, 2010.)

10.11	Membership Interest Pledge Agreement among UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 5, 2010.)

10.12	Amended and Restated Promissory Note made by UTEK Real Estate Holdings, Inc. in favor of Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 5, 2010.)

10.13	Release of Mortgage by Gators Lender, LLC for the benefit of Cortez 114, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 5, 2010.)

10.14	$3,000,000 Promissory Note between Ybor City Group, Inc. and The Bank of Tampa dated May 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 22, 2010.)

10.15	$1,500,000 Mortgage and $1,500,000 Mortgage Note between Ybor City Group, Inc. and Jacob M. Buchman, Trustee dated September 30, 2005. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 22, 2010.)

10.16	Note and Mortgage Modification Agreement between Ybor City Group, Inc., 22nd Street of Ybor City, Inc., and ABM of Tampa Bay, Inc. and Jacob M. Buchman, Trustee dated February 16, 2007. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 22, 2010.)

10.17	Limited Liability Company Agreement for Verdant Ventures Advisors, LLC dated April 14, 2010 by among Verdant Ventures Managers, LLC, Silicon Prairie Partners, LLC and UTEK Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 10, 2010.)

10.18	Securities Purchase Agreement dated July 8, 2010 by and among UTEK Corporation and three institutional investors. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2010.)

10.19	Form of Amendment to Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on July 9, 2010.)

10.20	Amendment to the Amended and Restated Stock Purchase Agreement dated December 3, 2010 by and among Strategos, Inc. and Innovaro, Inc. (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on March 30, 2011.)

10.21	Promissory Note and Assignment and Security Agreement between Innovaro, Inc and Mark Berset dated December 27, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed on March 30, 2011.)

11.1	Computation of per share earnings is included in Item 8 of this Form 10-K.

21.1*	List of subsidiaries of Innovaro, Inc.

23.1*	Consent of Pender Newkirk & Company

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2012.

INNOVARO, INC.

By:	/s/ ASA LANUM
Asa Lanum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ ASA LANUM	Chief Executive Officer (Principal Executive Officer)	April 11, 2012
Asa Lanum

/s/ CAROLE R. WRIGHT	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2012
Carole R. Wright

/s/ CHARLES POPE	Chairman	April 11, 2012
Charles Pope

/s/ JOHN MICEK	Director	April 11, 2012
John Micek

/s/ MARK BERSET	Director	April 11, 2012
Mark Berset

/s/ MARK RADCLIFFE	Director	April 11, 2012
Mark Radcliffe