Form 10-K/A
period 2011-12-31
Innovaro, Inc.
filed 2012-04-19
CIK 1098482

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

As of March 15, 2012, there were 15,066,274 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INNOVARO, INC.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”), filed by Innovaro, Inc., a Delaware corporation (the “Company”), with the United States Securities and Exchange Commission (the “SEC”) on April 11, 2012, is filed for the sole purpose of amending the auditor’s consent, which was included as Exhibit 23.1 to the Annual Report, to include a reference to the Company’s Registration Statement on Form S-3 (File 333-165859), which was inadvertently omitted from the previously filed auditor’s consent.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Other than the inclusion of the revised Exhibit 23.1, there are no changes to the information contained in the Annual Report and this Amendment does not reflect events occurring after the date of the filing of the Annual Report with the SEC, or modify or update the disclosures therein in any way.

INNOVARO, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following Financial Statements of Innovaro, Inc. are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934:

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999. (Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.3	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.4	Certificate of Amendment to Certificate of Incorporation dated July 23, 2001, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on April 1, 2002.)

3.5	Certificate of Amendment to Certificate of Incorporation dated June 12, 2007, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 6, 2007.)

3.6	Certificate of Amendment to By-Laws dated February 26, 2008. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed on March 10, 2009.)

3.7	Certificate of Amendment to Certificate of Incorporation dated July 8, 2010, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on November 12, 2010.)

4.1	Form of Series A Warrants to Securities Purchase Agreement dated as of July 8, 2010. (Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on July 9, 2010.)

10.1	Innovaro Equity Compensation Plan. (Incorporated by reference to the Company’s Proxy Statement filed on April 20, 2011.)

10.2	Employment Agreement between UTEK Corporation and Sam Reiber dated February 5, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2010.)

10.3	Employment Offer Letter for Chief Executive Officer position between Innovaro, Inc. and Asa Lanum dated April 18, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2011.)

10.4	Note and Warrant Purchase Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2009.)

10.5	$1,750,000 Promissory Note between UTEK Corporation, UTEK Real Estate Holdings, Inc. and Gators Lender, LLC dated October 22, 2009. (Incorporated by Reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 28, 2009.)

10.6	Warrant Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibits 10.3 to the Company’s Form 8-K filed on October 28, 2009.)

10.7	Absolute Guaranty of Payment and Performance by Cortez 114, LLC, Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc. and UTEK Europe, Ltd. in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 28, 2009.)

10.8	Mortgage and Security Agreement by Cortez, LLC for the benefit of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 28, 2009.)

10.9	Environmental Indemnity Agreement by UTEK Corporation, UTEK Real Estate Holdings, Inc. and Cortez 114, LLC in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 28, 2009.)

10.10	Substitution of Collateral Agreement among UTEK Corporation, UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 5, 2010.)

10.11	Membership Interest Pledge Agreement among UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 5, 2010.)

10.12	Amended and Restated Promissory Note made by UTEK Real Estate Holdings, Inc. in favor of Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 5, 2010.)

10.13	Release of Mortgage by Gators Lender, LLC for the benefit of Cortez 114, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 5, 2010.)

10.14	$3,000,000 Promissory Note between Ybor City Group, Inc. and The Bank of Tampa dated May 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 22, 2010.)

10.15	$1,500,000 Mortgage and $1,500,000 Mortgage Note between Ybor City Group, Inc. and Jacob M. Buchman, Trustee dated September 30, 2005. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 22, 2010.)

10.16	Note and Mortgage Modification Agreement between Ybor City Group, Inc., 22nd Street of Ybor City, Inc., and ABM of Tampa Bay, Inc. and Jacob M. Buchman, Trustee dated February 16, 2007. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 22, 2010.)

10.17	Limited Liability Company Agreement for Verdant Ventures Advisors, LLC dated April 14, 2010 by among Verdant Ventures Managers, LLC, Silicon Prairie Partners, LLC and UTEK Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 10, 2010.)

10.18	Securities Purchase Agreement dated July 8, 2010 by and among UTEK Corporation and three institutional investors. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2010.)

10.19	Form of Amendment to Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on July 9, 2010.)

10.20	Amendment to the Amended and Restated Stock Purchase Agreement dated December 3, 2010 by and among Strategos, Inc. and Innovaro, Inc. (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on March 30, 2011.)

10.21	Promissory Note and Assignment and Security Agreement between Innovaro, Inc and Mark Berset dated December 27, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed on March 30, 2011.)

11.1	Computation of per share earnings is included in Item 8 of this Form 10-K.

21.1	List of subsidiaries of Innovaro, Inc. (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on April 11, 2012.)

23.1*	Consent of Pender Newkirk & Company

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the Company’s Form 10-K filed on April 11, 2012.)

101.SCH**	XBRL Taxonomy Extension Schema (Incorporated by reference to Exhibit 101.SCH to the Company’s Form 10-K filed on April 11, 2012.)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (Incorporated by reference to Exhibit 101.CAL to the Company’s Form 10-K filed on April 11, 2012.)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (Incorporated by reference to Exhibit 101.DEF to the Company’s Form 10-K filed on April 11, 2012.)

101.LAB**	XBRL Taxonomy Extension Label Linkbase (Incorporated by reference to Exhibit 101.LAB to the Company’s Form 10-K filed on April 11, 2012.)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (Incorporated by reference to Exhibit 101.PRE to the Company’s Form 10-K filed on April 11, 2012.)

*	Filed Herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2012.

INNOVARO, INC.

By:	/s/ ASA LANUM
Asa Lanum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ ASA LANUM	Chief Executive Officer	April 19, 2012
Asa Lanum	(Principal Executive Officer)

/s/ CAROLE R. WRIGHT	Chief Financial Officer (Principal	April 19, 2012
Carole R. Wright	Financial and Accounting Officer)

/s/ CHARLES POPE	Chairman	April 19, 2012
Charles Pope

/s/ JOHN MICEK	Director	April 19, 2012
John Micek

/s/ MARK BERSET	Director	April 19, 2012
Mark Berset

/s/ MARK RADCLIFFE	Director	April 19, 2012
Mark Radcliffe