Form 10-Q
period 2012-03-31
Innovaro, Inc.
filed 2012-05-10
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On May 1, 2011, there were 15,108,088 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Innovaro, Inc.

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$162,249	$268,170
Accounts receivable, net	879,358	799,235
Contracts in process	139,242	513,040
Available-for-sale securities	57,193	55,038
Prepaid expenses and other assets	244,151	294,625
Note receivable and accrued interest	1,830,000	1,804,000

Total current assets	3,312,193	3,734,108
Cost method investments	86,784	86,784
Equity method investments	92,148	92,148
Fixed assets, net	5,582,598	5,632,757
Goodwill	6,175,353	6,130,152
Intangible assets, net	4,904,943	5,090,316

Total assets	$20,154,019	$20,766,265

LIABILITIES
Current liabilities:
Accounts payable	$674,469	$549,431
Accrued expenses	899,245	475,348
Accrued bonus pool	1,366,580	1,444,955
Deferred revenue	994,200	856,222
Current maturities of long-term debt	1,598,772	1,644,664

Total current liabilities	5,533,266	4,970,620
Long-term debt, less current maturities	3,976,241	3,997,775
Deferred tax liability	989,385	990,542

Total liabilities	10,498,892	9,958,937

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,159,544 shares issued; 15,064,544 and 15,039,544 shares outstanding at March 31, 2012 and December 31, 2011, respectively	150,646	150,396
Additional paid-in capital	86,918,658	86,820,437
Accumulated deficit	(77,758,902)	(76,453,214)
Accumulated other comprehensive income	110,841	53,939

Total Innovaro stockholders’ equity	9,421,243	10,571,558
Noncontrolling interest	233,884	235,770

Total equity	9,655,127	10,807,328

Total liabilities and equity	$20,154,019	$20,766,265

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Strategic services	$743,671	$3,027,861
Intelligence and Insights services	512,643	574,868

	1,256,314	3,602,729

Expenses:
Direct costs of revenue – Strategic services	823,818	1,681,562
Direct costs of revenue – Intelligence and Insights services	332,163	333,242
Salaries and wages	378,794	324,508
Professional fees	78,963	88,279
Research and development	100,263	303,577
Sales and marketing	66,206	61,235
General and administrative	477,625	504,686
Depreciation and amortization	291,041	341,088

	2,548,873	3,638,177

Other (income) and expense:
Other (income) expense	(120,920)	6,703
Interest expense, net	134,776	141,587

	13,856	148,290

Loss before income taxes	(1,306,415)	(183,738)
Provision for income tax expense (benefit)	1,159	(7,998)

Net loss	(1,307,574)	(175,740)

Net loss attributable to the noncontrolling interest	(1,886)	(2,427)

Net loss attributable to Innovaro stockholders	(1,305,688)	(173,313)

Other comprehensive income	56,902	7,087

Comprehensive loss	$(1,248,786)	$(166,226)

Net loss attributable to Innovaro stockholders per share: Basic and diluted	$(0.09)	$(0.01)

Weighted average shares outstanding: Basic and diluted	15,064,544	15,022,761

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss attributable to Innovaro stockholders	$(1,305,688)	$(173,313)
Adjustments to reconcile net loss attributable to Innovaro stockholders to net cash flows from operating activities:
Net loss attributable to noncontrolling interest	(1,886)	(2,427)
Depreciation and amortization	291,041	341,088
Amortization of debt discount from investor warrants	32,944	32,582
(Gain) loss on sale and impairment of available-for-sale securities	(12,803)	201
Loss on derivative liabilities	—	72,066
Stock-based compensation	98,471	82,578
Deferred income taxes	1,159	(7,998)
Other	40,660	7,512
Changes in operating assets and liabilities:
Accounts receivable and contracts in process	298,611	(45,140)
Prepaid expenses and other assets	(20,460)	97,584
Deferred revenue	137,978	113,157
Accounts payable, accrued expenses and accrued bonus	470,560	174,551

Net cash flows from operating activities	30,587	692,441

Investing Activities:
Capital expenditures	(1,189)	(22,758)
Capitalization of software development costs	(45,525)	—
Proceeds from sale of available-for-sale securities	16,236	—

Net cash flows from investing activities	(30,478)	(22,758)

Financing Activities:
Payments on long-term debt	(101,032)	(291,637)

Net cash flows from financing activities	(101,032)	(291,637)

Effect of foreign exchange rates on cash	(4,998)	(5,411)

Increase (decrease) in cash	(105,921)	372,635
Cash at beginning of period	268,170	262,619

Cash at end of period	$162,249	$635,254

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$115,731	$125,053

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities	$5,588	$(49,496)

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of March 31, 2012 and 2011 and for the three month periods then ended is unaudited, but includes all adjustments, which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

The Company

Innovaro is The Innovation Solutions Company focused on innovation management consulting and software. Innovaro is all about helping companies innovate and grow. Innovaro offers a comprehensive set of services and software to assure the success of any innovation project, regardless of the size or intent. The Company’s unique combination of Strategic consulting services provide innovation expertise, the new LaunchPad software product provides an integrated innovation environment, and Intelligence and Insights Services provide any business with the innovation support they need to drive success. These services are provided internationally from the Company’s offices in the United States and the United Kingdom.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. The Company incurred a net loss of approximately $1.3 million and $4.9 million for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. In addition, the Company has a working capital deficit of approximately $2.2 million and an accumulated deficit of approximately $77.8 million as of March 31, 2012. These factors raise doubt about the Company’s ability to continue as a going concern.

The Company’s primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries and bonuses. Its primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of its investments.

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collections of its existing receivables and the potential sales of its investments. Given the Company’s cash position, working capital deficit and expected revenues in the near term, the Company does not expect that it will be able to fund its scheduled debt service payments of $1.6 million and its operating requirements for the next twelve months. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, and sell assets, and it may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company.

The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.	Significant Accounting Policies

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense in the consolidated statements of operations and comprehensive income. The allowance for doubtful accounts was approximately $15,000 and $29,000 as of March 31, 2012 and December 31, 2011, respectively.

Cost Method Investments

Cost method investments were not evaluated for impairment as of March 31, 2012. The Company does not estimate the fair value of a cost method investment if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value because it is not practicable to estimate fair value on a quarterly basis.

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

In accordance with FASB ASC Subtopic 985-20, the Company has expensed all costs incurred to establish the technological feasibility of Version 1.0 of the Innovaro LaunchPad software (“LaunchPad”) as research and development costs. During 2011, LaunchPad Version 1.0 reached technological feasibility with the introduction of a working model. The Company is now incurring costs related to the refinement of Version 1.0, which will be capitalized until the product is available for general release to market. The Company capitalized $46,000 in software development costs for the three months ended March 31, 2012.

The Company is also developing the next components of LaunchPad with Version 2.0. Costs related to the development of this and other versions of the software will continue to be expensed until they too reach technological feasibility.

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

Accrued Expenses

Accrued expenses include approximately $522,000 and $398,000 of accrued salaries, vacation and related taxes as of March 31, 2012 and December 31, 2011, respectively.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. THE ASU is effective for the interim and annual periods beginning after December 15, 2011. The Company has presented a continuous statement of comprehensive income for the current quarter.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the Securities and Exchange Commission did not and are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended March 31
	2012	2011
Weighted average outstanding shares of common stock (1)	15,064,544	15,022,761
Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—

Common stock and common stock equivalents	15,064,544	15,022,761

Shares excluded from calculation of diluted EPS (2)	2,874,048	2,942,023

(1)	Included in basic earnings per share for the three months ended March 31, 2011 are 437,500 fully vested common stock warrants at $0.01 per share.
(2)	These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss during the periods presented.

Financial Instruments, Fair Value Measurements and Concentrations of Credit Risk

The Company’s financial instruments consist of investments, cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt is not materially different from its carrying value of $5.6 million at both March 31, 2012 and December 31, 2011.

The Company performs fair value measurements in accordance with the guidance provided by FASB ASC Topic 820 Fair Value Measurements and Disclosures. In accordance with FASB ASC Topic 820, the Company groups financial assets and financial liabilities measured at fair value in three levels based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. The Company’s investments in available-for-sale securities are classified within Level 2 of the fair value hierarchy. Level 2 includes valuations for quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Available-for-sale securities were $57,193 and $55,038 as of March 31, 2012 and December 31, 2011, respectively.

The Company’s equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available is based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and/or carry discounts from the public market value for certain restrictions on resale. The Company utilizes the market approach in determining the fair value of these securities.

Financial instruments that the Company holds with significant credit risk include cash and investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation provides deposit insurance of $250,000 for substantially all depository accounts as of March 31, 2012. All of the Company’s non-interest bearing cash balances were fully insured as of March 31, 2012.

The Company had two major customers during each of the three months ended March 31, 2012 and 2011, all of which were customers of the strategic services line of business. Major customers, those generating greater than 10% of total revenue, accounted for approximately 50% and 54% of the Company’s revenue during the three months ended March 31, 2012 and 2011, respectively. In addition, two customers accounted for approximately 58% of accounts and contracts receivable as of March 31, 2012.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with FASB ASC Topic 275 Risks and Uncertainties requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, the valuation and impairment of certain investments, stock-based compensation, and the valuation and impairment of goodwill and intangible assets. Actual results could differ from those estimates.

3.	Contracts in Process

Contracts in process consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Contract costs and estimated earnings on uncompleted contracts	$938,170	$1,648,024
Less: billings to date	798,928	1,134,984

Total contracts in process	$139,242	$513,040

Components of contracts in process consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$244,348	$604,856
Billings in excess of costs and estimated earnings on uncompleted contracts	(105,106)	(91,816)

Total contracts in process	$139,242	$513,040

4.	Equity

Accumulated Other Comprehensive Income

Components comprising the accumulated other comprehensive income balance for the three months ended March 31, 2012 are as follows:

	Unrealized gain (loss) from available-for-sale securities	Foreign currency translation adjustment	Accumulated other comprehensive income
Balance at December 31, 2011	$37,139	$16,800	$53,939
Gain for the period	5,588	51,314	56,902

Balance at March 31, 2012	$42,727	$68,114	$110,841

5.	Other (Income) Expense

Components comprising the balance in other (income) expense for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
Loss (gain) on sale and impairment of investments	$(12,803)	$201
Loss on derivative liabilities	—	72,066
Rental income	(100,775)	(70,686)
Other	(7,342)	5,122

Other (income) expense	$(120,920)	$6,703

6.	Segment Reporting

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

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	For the Three Months Ended March 31, 2012
	United Kingdom	United States	Total
Revenue	$95,550	$1,160,764	$1,256,314
Loss before income taxes	(34,225)	(1,272,190)	(1,306,415)
Depreciation and amortization	28,300	262,741	291,041

	For the Three Months Ended March 31, 2011
	United Kingdom	United States	Total
Revenue	$132,009	$3,470,720	$3,602,729
Loss before income taxes	(51,356)	(132,382)	(183,738)
Depreciation and amortization	28,872	312,216	341,088

A summary of revenue and other financial information by reportable line of business segment is shown below:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	For the Three Months Ended March 31, 2012
	Strategic Services	Intelligence and Insights Services	Administrative and Other	Total
Revenue	$743,671	$512,643	$—	$1,256,314
Income (loss) before income taxes	(235,070)	83,094	(1,154,439)	(1,306,415)

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	For the Three Months Ended March 31, 2011
	Strategic Services	Intelligence and Insights Services	Administrative and Other	Total
Revenue	$3,027,861	$574,868	$—	$3,602,729
Income (loss) before income taxes	1,202,674	(3,022)	(1,383,390)	(183,738)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are The Innovation Solutions Company focused on innovation management consulting and software. We are all about helping companies innovate and grow. We offer a comprehensive set of services and software to assure the success of any innovation project, regardless of the size or intent. Our unique combination of strategic consulting services provide innovation expertise, our new LaunchPad software product provides an integrated innovation environment, and our intelligence and insights services provide any business with the innovation support they need to drive success. These services are provided internationally from our offices in the United States and the United Kingdom.

We have two business segments: Strategic Services and Intelligence and Insights Services.

People are the key to providing innovation expertise through our strategic consulting services. Our people have defined and refined our methodology for over 15 years with more than 250 clients in over 750 engagements, which has created a proven effective process to get a company through the innovation cycle. This process has served to develop put Leading Edge Innovation Practices contained within our methodology.

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

We have an online information service, purpose-built for those who need it most - technology transfer, business development, intellectual property, competitive intelligence, and marketing professionals across the physical and life sciences.

We also provide the insight and intelligence our clients require, applied to their markets today and into the future. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends - including emerging trends not covered by other sources - and delivers insights about how these trends will shape the future operating environment.

These services include:

•	Online marketplaces

•	Technology licensing

•	IP consulting

•	Global lifestyles and technology foresight

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

Financial Condition

Our total assets were $20.2 million and $20.8 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had $162,000 in cash, $1.0 million in accounts receivable and contracts in process, $2.9 million in accounts payable, accrued expenses and accrued bonus, and $5.6 million in total debt outstanding. As of December 31, 2011, we had $268,000 in cash, $1.3 million in accounts receivable and contracts in process, $2.5 million in accounts payable, accrued expenses and accrued bonus, and $5.6 million in total debt outstanding. As of March 31, 2012, we had a working capital deficit of $2.2 million and an accumulated deficit of $77.8 million.

Results of Operations

Revenue

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Strategic services	$744	$3,028	(75)%
Intelligence and insights services	512	575	(11)%

Total revenue	$1,256	$3,603	(65)%

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue decreased by $2.3 million for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. This decrease is the result of the Company having a significantly lower number of contracts in the first quarter of 2012 than we had in the first quarter of 2011. We attribute the decreased contract level in 2012 to the departure of certain consulting professionals and a reduction in recurring customers. Our strategic services revenue in recent years has largely been dependent on the efforts of certain key consulting professionals whose employment contracts with us expired in April 2011.

We expect that our strategic services revenue for the remainder of 2012 will increase over the first quarter of 2012, but will not reach 2011 levels.

Intelligence and Insights Services

Our intelligence and insights services revenue is derived from a combination of global technology licensing services, online marketplace fees, foresight and trend research revenue and IP consulting revenue. Our intelligence and insights services revenue decreased by $62,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. The decreased revenue is primarily a result of reductions of $65,000 in foresight and trend research revenue and $68,000 in online marketplace fees, partially offset by a $71,000 increase in our IP consulting revenue. The decreased revenue results from a reduction in the number of personnel selling and fulfilling projects, which has had a significant, direct impact on new sales for this line of business.

We expect that our intelligence and insights services revenue will remain consistent with the first quarter of 2012 for the remainder of 2012.

Direct Costs of Revenue

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Direct costs of revenue - Strategic services	$824	$1,682	(51)%
Direct costs of revenue - Intelligence and insights services	332	333	—%

Direct costs of revenue - strategic services are comprised of salaries and related taxes, bonuses, certain outside services and other business development costs related to our strategic services business. The most significant portion of direct costs of revenue - strategic services is comprised of consulting personnel compensation, which includes bonuses. Direct costs of revenue - strategic services decreased by $858,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. The decrease is primarily related to a reduction in the use of outside consultants due to the lower number of jobs in process during the first quarter of 2012. In addition, we had a reduction in salaries expense related to the departure of certain consulting professionals in 2011. We expect that our direct costs of revenue - strategic services will increase over the first quarter of 2012 for the remainder of 2012 in anticipation of an increase in related revenue.

Direct costs of revenue - intelligence and insights services are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to our intelligence and insights services business. Direct costs of revenue - intelligence and insights services remained consistent for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. We expect that our direct costs of revenue - intelligence and insights services will remain consistent with the first quarter of 2012 for the remainder of 2012.

Salaries and Wages

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Salaries and wages	$379	$325	17%
As a percent of revenue	30%	9%	21ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation, that are not otherwise allocated to direct costs of revenue. Salaries and wages increased by $54,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. The increase is primarily related to a $66,000 increase in officer salaries and a $16,000 increase in stock compensation expense as a result of having hired our CEO in April 2011. These increases were partially offset by a $28,000 decrease in administrative and other staff.

We expect that our salaries and wages will remain consistent with the first quarter of 2012 for the remainder of 2012.

Professional Fees

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Professional fees	$79	$88	(11)%
As a percent of revenue	6%	2%	4ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $9,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011, primarily as a result of a reduction in legal fees in the first quarter of 2012.

We expect that our professional fees will remain consistent with the first quarter of 2012 for the remainder of 2012.

Research and Development

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Research and development	$100	$304	(67)%
As a percent of revenue	8%	8%	-ppt

Research and development expense includes salaries, outside services, travel and other costs related to the development of our LaunchPad software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $203,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. The decrease is partially related to the capitalization of $45,000 in software development costs in the first quarter of 2012 rather than the allocation of such costs to research and development expense. In addition, we scaled back the amount of resources allocated to the development of LaunchPad from $300,000 in the first quarter of 2011 to approximately $165,000 in total for the first quarter of 2012.

We expect that our research and development expense will remain consistent with the first quarter of 2012 for the remainder of 2012.

Sales and Marketing

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Sales and marketing	$66	$61	8%
As a percent of revenue	5%	2%	3ppt

Sales and marketing expense includes advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expense increased by $5,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase relates primarily to increased participation in conferences in the first quarter of 2012.

We expect that our sales and marketing expense will increase over the first quarter of 2012 for the remainder of 2012.

General and Administrative

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
General and administrative	$478	$505	(5)%
As a percent of revenue	38%	14%	24ppt

General and administrative expense decreased by $27,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease relates to a $30,000 reduction in insurance and other employee related costs due to having fewer employees and a $32,000 decrease in outside services and travel expense as a result of having hired our CEO in the second quarter of 2011 as opposed to paying him as a consultant; partially offset by an increase in bad debt expense of $42,000.

We expect that our general and administrative expense will remain consistent with the first quarter of 2012 for the remainder of 2012.

Depreciation and Amortization

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Depreciation and amortization	$291	$341	(15)%
As a percent of revenue	23%	9%	14ppt

Depreciation and amortization decreased by $50,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. Amortization expense decreased by $39,000 as a result of the impairment charges related to our intangible assets that were incurred in 2011. Depreciation expense decreased by $11,000.

We expect that our depreciation and amortization will remain consistent with the first quarter of 2012 for the remainder of 2012.

Other (Income) Expense

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Other (income ) expense	$(121)	$7	(1,904)%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, capital gains and losses and other miscellaneous income (losses). Other (income) expense increased by $128,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. The net other income of $121,000 for the three months ended March 31, 2012 is comprised primarily of rental income of $101,000 and miscellaneous income of $20,000. The net other expense of $6,700 for the three months ended March 31, 2011 is comprised primarily of a loss of $72,000 related to adjusting our derivative liabilities to fair value and miscellaneous other net losses of $5,300, partially offset by rental income of $71,000.

Interest Expense, Net

	Three Months Ended March 31,		Percentage Change
(in thousands, except percentages)	2012	2011
Interest expense, net	$135	$142	(5)%

Interest expense, net decreased by $7,000 for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. The net interest expense of $135,000 for the three months ended March 31, 2012 is primarily comprised of interest expense on long-term debt of $128,000 and amortization of our debt discount of $33,000, partially offset by interest income on our note receivable of $26,000. The net interest expense of $142,000 for the three months ended March 31, 2011 is primarily comprised of interest expense on long-term debt of $109,000 and amortization of our debt discount of $33,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of $31,000 for the three months ended March 31, 2012 decreased $660,000 from $692,000 for the three months ended March 31, 2011. Total cash flows from operations of $31,000 in the current period are primarily attributable to:

•	$324,000 in non-cash depreciation and amortization;

•	$98,000 in non-cash stock-based compensation expense related to vesting options;

•	$298,000 decrease in accounts receivable and contracts in process;

•	$138,000 increase in deferred revenue; and

•	$471,000 increase in accounts payable and accrued expenses.

Partially offset by:

•	$1.3 million net operating loss.

Cash flows from investing activities of $(30,000) for the three months ended March 31, 2012 decreased $7,000 from $(23,000) for the three months ended March 31, 2011. Total cash flows from investing activities of $(30,000) are primarily attributable to capitalization of software development costs.

Cash flows from financing activities of $(101,000) for the three months ended March 31, 2012 increased $191,000 from $(292,000) for the three months ended March 31, 2011. Total cash flows from financing activities of $(101,000) are related to principal payments on long-term debt.

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. We will continue to incur costs related to the refinement of Version 1.0 while proceeding with the development of the next components of LaunchPad with Version 2.0. As of March 31, 2012, we had invested $2.2 million in this software platform. We expect to incur approximately $300,000 in additional expenditures for product development of Version 2.0 and refinement of Version 1.0 during 2012.

Liquidity

We have incurred recurring losses and negative cash flows from operations. We incurred a net loss of approximately $1.3 million and $4.9 million for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. In addition, we have a working capital deficit of approximately $2.2 million and an accumulated deficit of approximately $77.8 million as of March 31, 2012. These factors raise doubt about our ability to continue as a going concern.

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries and bonuses. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash balances, cash generated from operations, collections of our existing receivables and the potential sales of our investments. Given our cash position, working capital deficit and expected revenues in the near term, we do not expect that we will be able to fund our scheduled debt service payments of $1.6 million and our operating requirements for the next twelve months. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and sell assets, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

Our future success depends on our ability to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund our operations, we will be unable to continue as a going concern.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2012.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of March 31, 2012, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Index

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)

Date: May 10, 2012	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: May 10, 2012	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer