Form 10-Q
period 2012-06-30
Innovaro, Inc.
filed 2012-08-14
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On August 1, 2012, there were 15,456,410 shares outstanding of the registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$570,401	$268,170
Accounts receivable, net	639,752	507,482
Contracts in process	37,849	513,040
Available-for-sale securities	6,552	55,038
Prepaid expenses and other current assets	171,349	235,285
Note receivable and accrued interest	1,856,000	1,804,000
Current assets held for sale	221,077	351,093

Total current assets	3,502,980	3,734,108
Cost method investments	86,784	86,784
Equity method investments	92,148	92,148
Fixed assets, net	5,521,077	5,619,003
Goodwill	—	3,386,898
Intangible assets, net	3,085,483	4,831,630
Noncurrent assets held for sale	2,715,956	3,015,694

Total assets	$15,004,428	$20,766,265

LIABILITIES
Current liabilities:
Accounts payable	$821,423	$512,840
Accrued expenses	739,069	449,432
Accrued bonus pool	1,408,332	1,444,955
Deferred revenue	247,292	123,836
Current maturities of long-term debt	4,183,006	1,644,664
Current liabilities held for sale	742,143	794,893

Total current liabilities	8,141,265	4,970,620
Long-term debt, less current maturities	1,250,000	3,997,775
Deferred tax liability	283,308	798,839
Noncurrent liabilities held for sale	194,890	191,703

Total liabilities	9,869,463	9,958,937

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,551,410 and 15,159,544 shares issued; 15,456,410 and 15,039,544 shares outstanding at June 30, 2012 and December 31, 2011, respectively	154,564	150,396
Additional paid-in capital	87,335,178	86,820,437
Accumulated deficit	(82,623,709)	(76,453,214)
Accumulated other comprehensive income	37,325	53,939

Total Innovaro stockholders’ equity	4,903,358	10,571,558
Noncontrolling interest	231,607	235,770

Total equity	5,134,965	10,807,328

Total liabilities and equity	$15,004,428	$20,766,265

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Strategic services	$1,734,860	$4,555,245	$2,478,531	$7,583,106
Intelligence and Insights services	148,750	112,317	226,916	255,192

	1,883,610	4,667,562	2,705,447	7,838,298

Expenses:
Direct costs of revenue – Strategic services	1,123,430	4,475,680	1,947,248	6,157,242
Direct costs of revenue – Intelligence and Insights services	168,935	150,237	365,140	315,117
Salaries and wages	240,928	352,444	503,687	520,473
Professional fees	91,309	96,136	163,580	178,109
Research and development	139,988	330,087	240,251	633,664
Sales and marketing	30,885	40,105	84,009	78,864
General and administrative	469,632	463,603	903,929	907,853
Depreciation and amortization	258,661	309,867	521,402	622,082
Impairment loss	4,756,898	—	4,756,898	—

	7,280,666	6,218,159	9,486,144	9,413,404

Other (income) and expense:
Other (income) expense	(230,748)	8,685	(351,534)	14,678
Interest expense, net	142,560	81,623	277,336	223,210

	(88,188)	90,308	(74,198)	237,888

Loss from continuing operations before income taxes	(5,308,868)	(1,640,905)	(6,706,499)	(1,812,994)
Provision for income tax expense (benefit)	(515,531)	(9,814)	(515,531)	(19,628)

Loss from continuing operations	(4,793,337)	(1,631,091)	(6,190,968)	(1,793,366)
Income (loss) from discontinued operations, net of tax	(73,747)	164,614	16,310	151,149

Net loss	(4,867,084)	(1,466,477)	(6,174,658)	(1,642,217)
Net loss attributable to the noncontrolling interest	(2,977)	(1,976)	(4,163)	(4,403)

Net loss attributable to Innovaro stockholders	(4,864,107)	(1,464,501)	(6,170,495)	(1,637,814)
Other comprehensive income (loss)	(37,801)	1,155	(32,213)	(48,341)

Comprehensive loss	$(4,901,908)	$(1,463,346)	$(6,202,708)	$(1,686,155)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.32)	$(0.11)	$(0.41)	$(0.12)
Income (loss) from discontinued operations	0.00	0.01	0.00	0.01
Net loss	(0.32)	(0.10)	(0.41)	(0.11)
Weighted average shares outstanding: Basic and diluted	15,174,780	14,963,859	15,119,662	14,993,148

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(6,174,658)	$(1,642,217)
Less: Income from discontinued operations, net of tax	16,310	151,149

Loss from continuing operations	(6,190,968)	(1,793,366)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	520,259	620,897
Amortization of debt discount from investor warrants	65,889	65,526
Stock issued for services	97,499	—
Goodwill impairment	3,386,898	—
Intangible asset impairment	1,370,000	—
Loss (gain) on sale and impairment of available-for-sale securities	(47,630)	201
Loss on derivative liabilities	—	150,825
Stock-based compensation	189,580	268,135
Deferred income taxes	(515,531)	(19,628)
Other	45,596	12,082
Changes in operating assets and liabilities:
Accounts receivable and contracts in process	342,921	(610,388)
Prepaid expenses and other assets	(23,430)	(40,855)
Deferred revenue	123,456	(14,849)
Accounts payable and other liabilities	561,597	1,857,510

Net cash flows from operating activities of continuing operations	(73,864)	496,090

Investing Activities:
Capital expenditures	(661)	(22,758)
Capitalization of software development costs	(45,525)	—
Proceeds from sale of available-for-sale securities	63,903	—

Net cash flows from investing activities of continuing operations	17,717	(22,758)

Financing Activities:
Net proceeds from stock offering	231,830	—
Payments on long-term debt	(285,552)	(383,350)

Net cash flows from financing activities of continuing operations	(53,722)	(383,350)

Net cash flows from continuing operations	(109,869)	89,982

Net cash flows from discontinued operations	412,100	280,386

Increase in cash	302,231	370,368
Cash at beginning of period	268,170	262,619

Cash at end of period	$570,401	$632,987

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized gain (loss) from available-for-sale securities, net	$32,213	$(48,341)

Derivative liability extinguished in connection with exercise of investor warrants		$1,290,830

Supplemental Disclosures of Cash Flow Information
Cash paid for taxes	$—	$—

Cash paid for interest	$231,067	$298,303

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of June 30, 2012 and 2011 and for the three and six month periods then ended is unaudited, but includes all adjustments, which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

The Company

Innovaro is The Innovation Solutions Company focused on innovation management consulting and software. Innovaro’s mission is to help companies innovate and grow. Innovaro offers a comprehensive set of services and software to ensure the success of any innovation project, regardless of the size or intent. The Company’s unique combination of strategic consulting services provide innovation expertise, the new LaunchPad software product provides an integrated innovation environment, and Intelligence and Insights Services provide any business with the innovation support they need to drive success. These services are provided internationally from the Company’s offices in the United States and the United Kingdom.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. The Company incurred a net loss of $(6,174,658) and $(4,920,723) for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. In addition, the Company has a working capital deficit of $(4,638,285) and an accumulated deficit of $(82,623,709) as of June 30, 2012. These factors raise doubt about the Company’s ability to continue as a going concern.

The Company’s primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries. Its primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of its investments and common stock.

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collections of its existing receivables, the potential sales of its investments and the potential sale of certain of the Company’s operating divisions and assets. Given the Company’s cash position, working capital deficit and expected revenues in the near term, the Company does not expect that it will be able to fund its scheduled debt service payments of $4,183,006 and its operating requirements for the next twelve months. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and sell assets, and it may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company.

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

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense in the consolidated statements of comprehensive income. The allowance for doubtful accounts was approximately $0 and $29,000 as of June 30, 2012 and December 31, 2011, respectively.

Cost Method Investments

Cost method investments were not evaluated for impairment as of June 30, 2012. The Company does not estimate the fair value of a cost method investment if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value because it is not practicable to estimate fair value on a quarterly basis.

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

In accordance with FASB ASC Subtopic 985-20, the Company has expensed all costs incurred to establish the technological feasibility of Versions 1.0 and 2.0 of the Innovaro LaunchPad software (“LaunchPad”) as research and development costs. In addition, the Company capitalized approximately $46,000 in software development costs related to Version 1.0 for the six months ended June 30, 2012.

The Company will amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. During the second quarter of 2012, the Company had a general release of Version 1.0, and accordingly, began amortizing capitalized software costs. The Company recorded amortization expense related to software development costs of approximately $8,000 for the six months ended June 30, 2012.

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill and Other, management performs interim assessments of goodwill if impairment indicators are present. At the end of the second quarter of 2012, management concluded that its revenue projections for its strategic services segment needed to be revised as a result of concerns that the business may not meet its revenue and cash flow projections for the year ending December 31, 2012 due to a diminished backlog that is not expected to turn around in the near term. This conclusion triggered a review for impairment outside of the Company’s next scheduled annual impairment evaluation date of December 31, 2012. Management determined that the goodwill was impaired and the Company recognized impairment of $3,386,898 to its goodwill for the three and six months ended June 30, 2012. In addition, subsequent to June 30, 2012, the Company began discussions to sell certain of its intangible assets related to its strategic services segment. Based on the terms of this discussion, management determined that these intangible assets were impaired. The Company recognized impairment of $1,370,000 to its intangible assets for the three and six months ended June 30, 2012. The impairment expense is classified as impairment loss in the consolidated statements of comprehensive income for the three and six months ended June 30, 2012.

Accrued Expenses

Accrued expenses include approximately $409,000 and $213,000 of accrued salaries, vacation and related taxes as of June 30, 2012 and December 31, 2011.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average outstanding shares of common stock	15,174,780	14,963,859	15,119,662	14,993,148
Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—	—	—

Common stock and common stock equivalents	15,174,780	14,963,859	15,119,662	14,993,148

Shares excluded from calculation of diluted EPS (1)	2,992,918	2,947,398	2,992,918	2,947,398

(1)	These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss during the periods presented.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of investments, cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of cash, accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt is not materially different from its carrying value of $5,433,006 and $5,642,439 as of June 30, 2012 and December 31, 2011, respectively.

The Company performs fair value measurements in accordance with the guidance provided by FASB ASC Topic 820 Fair Value Measurements and Disclosures. In accordance with FASB ASC Topic 820, the Company groups financial assets and financial liabilities measured at fair value in three levels based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. The Company’s investments in available-for-sale securities are classified within Level 2 of the fair value hierarchy. Level 2 includes valuations for quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Available-for-sale securities were $6,552 and $55,038 as of June 30, 2012 and December 31, 2011, respectively.

The Company’s equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The value of our equity interests in public companies for which market quotations are readily available is based on quoted market prices for such equity interests. These securities are generally thinly traded and may carry discounts from the public market value for certain restrictions on resale. The Company utilizes the market approach in determining the fair value of these securities.

Concentrations of Credit Risk

Financial instruments that the Company holds with significant credit risk include cash and investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation provides deposit insurance of $250,000 for substantially all depository accounts as of June 30, 2012. All of the Company’s non-interest bearing cash balances were fully insured as of June 30, 2012.

Major Customers

The Company had three major customers during each of the three months ended June 30, 2012 and 2011 and two major customers during each of the six months ended June 30, 2012 and 2011, all of which were customers of the strategic services line of business. Major customers, those generating greater than 10% of total revenue, accounted for approximately 92% and 65% of the Company’s revenue during the three months ended June 30, 2012 and 2011, respectively. Major customers accounted for approximately 77% and 62% of the Company’s revenue during the six months ended June 30, 2012 and 2011, respectively. In addition, four customers accounted for approximately 70% of accounts receivable as of June 30, 2012.

New Accounting Pronouncements

In January 2012, the Company adopted the provisions of FASB ASU 2011-05 Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company has presented a continuous statement of comprehensive income for the current period.

3.	Discontinued Operations

During the quarter ended June 30, 2012, as part of the Company’s strategy to maximize cash flow as discussed in Note 1, the Company decided to dispose of certain of its operating divisions that are included in its intelligence and insights segment. On June 4, 2012, the Company entered into a non-binding letter of intent with IPFlow International, LLC to sell its Pharmalicensing, Pharma Transfer, Global Licensing and Knowledge Express operating divisions and all related assets for $2,000,000. Under the letter of intent, a definitive agreement had to be reached before August 4, 2012. However, the Company is in continuing discussions with the buyer and believes that it is probable that a definitive agreement will still be reached. The agreement remains subject to customary conditions including negotiation of mutually agreeable terms, satisfactory completion of due diligence and the buyer securing financing. No assurances can be provided that a definitive agreement will be reached and that the sale will be completed.

The Company has determined that these divisions meet the criteria for classification as discontinued operations as of June 30, 2012. Should the sale be completed, the operations and cash flows of these divisions will be eliminated from the Company’s ongoing operations, and the Company will have no significant continuing involvement in these divisions’ operations. Based on an estimate of proceeds from the sale of these divisions, the Company recognized impairment totaling $255,126 in the second quarter of 2012. The Company has reflected the operations of these divisions as discontinued operations in the statements of comprehensive income for all periods presented. In addition, the Company has classified the assets and liabilities of the discontinued divisions as current and noncurrent assets and liabilities held for sale in the consolidated balance sheets for all periods presented. Substantially all the cash flows from discontinued operations for all periods presented relate to operating activities, and accordingly, the Company has presented cash flows from discontinued operations as a single line item in the consolidated statements of cash flows.

The results of operations of the aforementioned divisions are included in discontinued operations. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$516,756	$557,920	$951,233	$989,913

Long-lived asset impairment charge	(255,126)	—	(255,126)	—
Operating expense	(332,660)	(450,722)	(676,055)	(893,654)
Other income	—	59,101	134	58,391

Income (loss) before income taxes	(71,030)	166,299	20,186	154,650
Provision for income tax (expense) benefit	(2,717)	(1,685)	(3,876)	(3,501)

Income (loss) from discontinued operations, net of tax	$(73,747)	$164,614	$16,310	$151,149

The assets and liabilities classified as held for sale as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Receivables, net of allowance for doubtful accounts	$166,550	$291,753
Prepaid expenses and other current assets	54,527	59,340

Current assets held for sale	$221,077	$351,093

Property, plant and equipment	$9,649	$13,754
Goodwill	2,497,982	2,743,254
Intangible assets	208,325	258,686

Noncurrent assets held for sale	$2,715,956	$3,015,694

Accounts payable	$100,294	$36,591
Accrued expenses	43,892	25,916
Deferred revenue	597,957	732,386

Current liabilities held for sale	$742,143	$794,893

Deferred tax liability	$194,890	$191,703

Noncurrent liabilities held for sale	$194,890	$191,703

4.	Contracts in Process

Contracts in process consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Contract costs and estimated earnings on uncompleted contracts	$1,127,430	$1,648,024
Less: billings to date	1,089,581	1,134,984

Total contracts in process	$37,849	$513,040

Components of contracts in process consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$37,849	$604,856
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(91,816)

Total contracts in process	$37,849	$513,040

5.	Equity

Accumulated Other Comprehensive Income

The following table presents the components comprising the accumulated other comprehensive income balance for the six months ended June 30, 2012.

	Unrealized gain (loss) from available-for- sale securities		Foreign currency translation adjustment		Accumulated other comprehensive income
Balance at December 31, 2011	$37,139		$16,800		$53,939
Gain (loss) for the period	(32,213	)(1)	15,599	(2)	(16,614)

Balance at June 30, 2012	$4,926		$32,399		$37,325

(1)

Comprehensive loss for the six months ended June 30, 2012 per the consolidated statement of comprehensive income agrees to the gain (loss) for the period related to the unrealized gain (loss) from available-for-sale securities.

(2)	The gain (loss) for the period related to the foreign currency translation adjustment is included in discontinued operations for the six months ended June 30, 2012.

Securities Offering

On June 20, 2012, the Company entered into a securities purchase agreement with Messrs. Mark Berset and Bruce Lucas, each a member of the Company’s Board of Directors, pursuant to which the Company agreed to issue them, in a registered offering, 271,740 shares of the Company’s common stock priced at $0.92 per share along with Series A warrants to purchase up to 135,870 shares of common stock with an exercise price of $1.16 per share. The Series A warrants are exercisable for a three-year period commencing on the date of their issuance. If the average closing price of the shares is greater than or equal to $1.16 for any 20 consecutive trading day period after the date the Series A warrants are issued, then the Company may force the holders of the Series A warrants to exercise their warrants. On June 20, 2012, the Company completed the offering and raised gross proceeds of $250,000 before offering expenses. These securities were offered pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission.

Other Common Stock Issuances

During the second quarter of 2012, the Company issued 120,126 shares of common stock with a value of $97,499 to members of its Board of Directors and certain others in lieu of payment for services rendered.

6.	Other (Income) Expense

Components comprising the balance in other (income) expense from continuing operations for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss (gain) on sale and impairment of investments	$(34,827)	$—	$(47,630)	$201
Dividend income	(57,500)	—	(57,500)	—
Loss on derivative liabilities	—	78,759	—	150,825
Rental income	(102,417)	(66,983)	(203,192)	(137,669)
Other	(36,004)	(3,091)	(43,212)	1,321

Other (income) expense	$(230,748)	$8,685	$(351,534)	$14,678

7.	Segment Reporting

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

On June 4, 2012, the Company entered into a non-binding letter of intent to sell its Pharmalicensing, Pharma Transfer, Global Licensing and Knowledge Express operating divisions and all related assets for $2,000,000 (see Note 3). These divisions operate out of the United States and the United Kingdom as part of the intelligence and insights services segment. The Company has reflected the operations of these divisions as discontinued operations for all periods presented. As a result, revenue, income (loss) from continuing operations before income taxes, and depreciation and amortization do not include amounts related to these divisions. In addition, the Company has classified the assets and liabilities of these divisions as current and noncurrent assets and liabilities held for sale for all periods presented.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Discontinued Operations	Total
Long-lived assets as of June 30, 2012	$—	$8,606,560	$2,715,956	$11,322,516
Total assets as of June 30, 2012	—	12,067,395	2,937,033	15,004,428
Long-lived assets as of Dec 31, 2011	—	13,837,531	3,015,694	16,853,225
Total assets as of Dec 31, 2011	—	17,399,478	3,366,787	20,766,265

	For the Three Months Ended June 30, 2012
	United Kingdom	United States		Total
Revenue	$—	$1,883,610		$1,883,610
Loss from continuing operations before income taxes	—	(5,308,868	)(1)	(5,308,868)
Depreciation and amortization	—	258,661		258,661

	For the Three Months Ended June 30, 2011
	United Kingdom	United States		Total
Revenue	$—	$4,667,562		$4,667,562
Loss from continuing operations before income taxes	—	(1,640,905)		(1,640,905)
Depreciation and amortization	—	309,867		309,867

	For the Six Months Ended June 30, 2012
	United Kingdom	United States		Total
Revenue	$—	$2,705,447		$2,705,447
Loss from continuing operations before income taxes	—	(6,706,499	)(1)	(6,706,499)
Depreciation and amortization	—	521,402		521,402

	For the Six Months Ended June 30, 2011
	United Kingdom	United States		Total
Revenue	$—	$7,838,298		$7,838,298
Loss from continuing operations before income taxes	—	(1,812,994)		(1,812,994)
Depreciation and amortization	—	622,082		622,082

(1)	The Company recognized a $4,756,898 impairment loss for the United States segment during the three and six months ended June 30, 2012.

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended June 30, 2012
	Strategic Services		Intelligence & Insights Services	Administrative and Other	Total
Revenue	$1,734,860		$148,750	$—	$1,883,610
Income (loss) from continuing operations before income taxes	(4,260,672	)(1)	85,392	(1,133,588)	(5,308,868)
Income (loss) from discontinued operations, net of tax	—		(73,747)	—	(73,747)

	For the Three Months Ended June 30, 2011
	Strategic Services		Intelligence & Insights Services	Administrative and Other	Total
Revenue	$4,555,245		$112,317	$—	$4,667,562
Income (loss) from continuing operations before income taxes	(73,359)		59,032	(1,626,578)	(1,640,905)
Income (loss) from discontinued operations, net of tax	—		164,614	—	164,614

	For the Six Months Ended June 30, 2012
	Strategic Services		Intelligence & Insights Services	Administrative and Other	Total
Revenue	$2,478,531		$226,916	$—	$2,705,447
Income (loss) from continuing operations before income taxes	(4,495,742	)(1)	77,270	(2,288,027)	(6,706,499)
Income (loss) from discontinued operations, net of tax	—		16,310	—	16,310

	For the Six Months Ended June 30, 2011
	Strategic Services		Intelligence & Insights Services	Administrative and Other	Total
Revenue	$7,583,106		$255,192	$—	$7,838,298
Income (loss) from continuing operations before income taxes	1,129,315		67,659	(3,009,968)	(1,812,994)
Income (loss) from discontinued operations, net of tax	—		151,149	—	151,149

(1)	The Company recognized a $4,756,898 impairment loss for the strategic services business segment during the three and six months ended June 30, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are The Innovation Solutions Company focused on innovation management consulting and software. Our mission is to help companies innovate and grow. We offer a comprehensive set of services and software to ensure the success of any innovation project, regardless of the size or intent. Our unique combination of strategic consulting services provide innovation expertise, our new LaunchPad software product provides an integrated innovation environment, and our intelligence and insights services provide any business with the innovation support they need to drive success. These services are provided internationally from our offices in the United States and the United Kingdom.

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

Our intelligence and insights services business provides information to assist clients in gaining insights and making decisions. We provide the insight and intelligence our clients require, applied to their markets today and into the future. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends - including emerging trends not covered by other sources - and delivers insights about how these trends will shape the future operating environment. In all of our work, our end goal is to focus on what the changing technology landscape will mean to our clients’ business.

Innovaro LaunchPad

We are continuing the development of our innovation management software platform, Innovaro LaunchPad, which is designed to enhance and complement our innovation service offerings to clients. We have had a general release to market of Version 1.0 of the software and are proceeding with the development of the next components of LaunchPad with Version 2.0.

Recent Developments

On June 4, 2012, we entered into a non-binding letter of intent with IPFlow International, LLC to sell our Pharmalicensing, Pharma Transfer, Global Licensing and Knowledge Express operating divisions and all related assets for $2,000,000. Under the letter of intent, a definitive agreement had to be reached before August 4, 2012. However, the Company is in continuing discussions with the buyer and believes that it is probable that a definitive agreement will still be reached. The agreement remains subject to customary conditions including negotiation of mutually agreeable terms, satisfactory completion of due diligence and the buyer securing financing. No assurances can be provided that a definitive agreement will be reached and that the sale will be completed. Based on an estimate of proceeds from the sale of this business, we recognized impairment totaling $255,126 in the second quarter of 2012. We have reflected the results of these operations as discontinued operations for all periods presented.

On June 7, 2012, we held our 2012 annual meeting of stockholders, where our stockholders approved two proposals. Our stockholders elected five directors of our Board of Directors, each of whom will serve for a one-year term expiring in 2013. Our stockholders also ratified the selection of Pender Newkirk & Company LLP to serve as our independent registered public accounting firm for the year ending December 31, 2012

Effective June 14, 2012, our Board of the Directors appointed Bruce Lucas as a member of the Board of Directors. Mr. Lucas will receive customary cash fees and equity compensation for his service on our Board of Directors.

On June 20, 2012, we entered into a securities purchase agreement with Messrs. Mark Berset and Bruce Lucas, each a member of our Board of Directors, pursuant to which we agreed to issue them, in a registered offering, 271,740 shares of our common stock priced at $0.92 per share along with Series A warrants to purchase up to 135,870 shares of our common stock with an exercise price of $1.16 per share. The Series A warrants are exercisable for a three-year period commencing on the date of their issuance. If the average closing price of the shares is greater than or equal to $1.16 for any 20 consecutive trading day period after the date the Series A warrants are issued, then we may force the holders of the Series A warrants to exercise their warrants. On June 20, 2012, we completed the offering and raised gross proceeds of $250,000 before offering expenses. These securities were offered pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission.

As of June 30, 2012, our management concluded that its revenue projections for our strategic services segment needed to be revised as a result of concerns that the business may not meet its revenue and cash flow projections for the year ending December 31, 2012 due to a diminished backlog that is not expected to turn around in the near term. This conclusion triggered a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2012. Our management determined that the goodwill was impaired and we recognized an impairment loss of $3,386,898 to our goodwill in the current period. In addition, subsequent to June 30, 2012, we began discussions to sell certain of our intangible assets related to our strategic services segment. Based on the terms of this discussion, management determined that these intangible assets were impaired and recognized impairment of $1,370,000 to our intangible assets in the current period.

On June 12, 2012, we received notice from the NYSE MKT LLC (the “Exchange”) indicating that we are not in compliance with certain of the Exchange’s continued listing standards. Specifically, the Exchange has notified us that we are not in compliance with Section 1003(a)(iv) of the Exchange Company Guide in that the Exchange believes that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.

In order to maintain the listing of our common stock on the Exchange, we were required to submit, and have submitted, a plan to the Exchange by July 12, 2012, addressing how we intend to regain compliance with Section 1003(a)(iv) by November 30, 2012. If the Exchange accepts the plan, then we may be able to continue the listing of our common stock on the Exchange during the plan period, up to November 30, 2012, during which time we will be subject to periodic reviews to determine whether we are making progress consistent with the plan. If we fail to submit a plan acceptable to the Exchange or if the plan is accepted but the Exchange determines that we are not making progress consistent with the plan by November 30, 2012 or at any time prior to such date, then the Exchange may initiate delisting proceedings.

On August 8, 2012, Bruce Lucas, a member of our Board of Directors, notified us that he was resigning from our Board of Directors effective immediately. On August 9, 2012, Charlie Pope, the Chairman of our Board of Directors, notified us that he was resigning from our Board of Directors effective immediately. Each director confirmed that his resignation was not a result of any disagreement with us with respect to our policies, operations or practices.

Financial Condition

Our total assets were $15.0 million and $20.8 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we had $570,000 in cash, $640,000 in accounts receivable, $38,000 in contracts in process, $3.0 million in accounts payable, accrued expenses and accrued bonus, and $5.4 million in total debt outstanding (of which $1.25 million is due in October 2012 and $2.8 million is due in May 2013). As of December 31, 2011, we had $268,000 in cash, $507,000 in accounts receivable, $513,000 in contracts in process, $2.4 million in accounts payable, accrued expenses and accrued bonus, and $5.6 million in total debt outstanding. As of June 30, 2012, we had a working capital deficit of $4.6 million and an accumulated deficit of $(82.6) million.

Results of Continuing Operations

Revenue

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2012	2011		2012	2011
Strategic services	$1,735	$4,555	(62)%	$2,479	$7,583	(67)%
Intelligence and insights services	149	112	32%	227	255	(11)%

Total revenue	$1,884	$4,667	(60)%	$2,706	$7,838	(65)%

Strategic Services

Our strategic services revenue is derived from consulting services we provide to our clients. Our strategic services revenue decreased by $2.8 million for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. In addition, our strategic services revenue decreased by $5.1 million for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. This decrease is the result of the Company having a significantly lower number of contracts in the first half of 2012 than we had in the first half of 2011. We attribute the decreased contract level in 2012 to the departure of certain key consulting professionals and a reduction in recurring customers. Our strategic services revenue in recent years has largely been dependent on the efforts of certain key consulting professionals whose employment contracts with us expired in April 2011.

As discussed under recent developments, we incurred impairment to the goodwill of our strategic services segment in connection with a reduction in prospective work. As a result, we expect that our strategic services revenue will continue to decrease for the remainder of 2012.

Intelligence and Insights Services

Our intelligence and insights services revenue is derived from our foresight and trend research revenue. Our intelligence and insights services revenue increased by $37,000 for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011, which is primarily related to the closing of one large job in the current period.

Our intelligence and insights services revenue decreased by $28,000 for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. The decreased revenue resulted from a 50% reduction in the number of projects that were completed during the current period.

We expect that our intelligence and insights services revenue will remain consistent with the second quarter of 2012 for the remainder of 2012.

Direct Costs of Revenue

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2012	2011		2012	2011
Direct costs of revenue - Strategic services	$1,123	$4,476	(75)%	$1,947	$6,157	(68)%
Direct costs of revenue - Intelligence and insights services	169	150	12%	365	315	16%

Direct costs of revenue - strategic services include salaries and related taxes, bonuses, certain outside services and other business development costs directly related to our strategic services business. The most significant portion of direct costs of revenue - strategic services is consulting personnel compensation, which includes bonuses. Direct costs of revenue - strategic services decreased by $3.4 million for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. In addition, direct costs of revenue - strategic services decreased by $4.2 million for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. These decreases are partially related to a reduction in the use of outside consultants due to the lower number of jobs in process during the first half of 2012. In addition, we had a significant reduction in salaries expense during 2012 related to the departure of certain consulting professionals near the end of 2011.

As discussed under recent developments, we incurred impairment to the goodwill of our strategic services segment in connection with a reduction in prospective work. As a result, we expect that our direct costs of revenue - strategic services will continue to decrease for the remainder of 2012.

Direct costs of revenue - intelligence and insights services include certain salaries and related taxes, commissions, certain outside services and other direct costs directly related to our intelligence and insights services business. Direct costs of revenue - intelligence and insights services increased by $19,000 for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. In addition, direct costs of revenue - intelligence and insights services increased by $50,000 for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. These increases were related to the hiring of sales personnel for this business.

We expect that our direct costs of revenue - intelligence and insights services will remain consistent with the second quarter of 2012 for the remainder of 2012.

Salaries and Wages

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Salaries and wages	$241	$352	(32)%		$504	$520	(3)%
As a percent of revenue	13%	8%	5	ppt	19%	7%	(12	)ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation that are not otherwise allocated to direct costs of revenue. Salaries and wages decreased by $111,000 for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. The decrease is primarily related to a $95,000 decrease in stock compensation expense as a result of the grant of equity compensation to our CEO upon his hiring in April 2011, and a $16,000 decrease in administrative staff.

Salaries and wages decreased by $16,000 for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. The decrease is primarily related to an $80,000 decrease in stock compensation expense as a result of the grant of equity compensation to our CEO upon his hiring in April 2011, partially offset by a $62,000 increase in salary expense as a result of having hired our CEO in April 2011.

We expect that our salaries and wages will remain consistent with the second quarter of 2012 for the remainder of 2012.

Professional Fees

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Professional fees	$91	$96	(5)%		$164	$178	(8)%
As a percent of revenue	5%	2%	3	ppt	6%	2%	4	ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $5,000 for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011, primarily as a result of a reduction in legal fees of $33,000, partially offset by an increase in accounting and valuation fees of $28,000.

Professional fees decreased by $14,000 for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011, primarily as a result of a reduction in legal fees of $59,000, partially offset by an increase in accounting and valuation fees of $45,000.

We expect that our professional fees will remain consistent with the second quarter of 2012 for the remainder of 2012.

Research and Development

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Research and development	$140	$330	(58)%		$240	$634	(62)%
As a percent of revenue	7%	7%	0	ppt	9%	8%	(1	)ppt

Research and development expense includes salaries, outside services, travel and other costs related to the development of our LaunchPad software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $190,000 for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. The decrease relates primarily to our having scaled back the amount of resources, including personnel and outside services, allocated to the development of LaunchPad. Fewer resources are necessary at this time because the current projects are less labor intensive than the prior year projects.

Research and development costs decreased by $394,000 for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. The decrease is partially related to the capitalization of $45,000 in software development costs in the first quarter of 2012 rather than the allocation of such costs to research and development expense. In addition, we scaled back the amount of resources allocated to the development of LaunchPad to approximately $349,000 in total for the first half of 2012.

We expect that our research and development expense will remain consistent with the second quarter of 2012 for the remainder of 2012.

Sales and Marketing

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Sales and marketing	$31	$40	(23)%		$84	$79	7%
As a percent of revenue	2%	1%	1	ppt	3%	1%	2	ppt

Sales and marketing expense includes advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expense decreased by $9,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease relates primarily to decreased participation in sales conferences in the second quarter of 2012. Sales and marketing expense increased by $5,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase relates primarily to increased participation in sales conferences in the first quarter of 2012.

We expect that our sales and marketing expense will increase over the second quarter of 2012 for the remainder of 2012 due to an increase in marketing related to LaunchPad.

General and Administrative

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
General and administrative	$470	$464	1%		$904	$908	0%
As a percent of revenue	25%	10%	15	ppt	33%	12%	(21	)ppt

General and administrative expense increased by $6,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In addition, general and administrative expense decreased by $4,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

We expect that our general and administrative expense will remain consistent with the second quarter of 2012 for the remainder of 2012.

Depreciation and Amortization

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Depreciation and amortization	$259	$310	(17)%		$521	$622	(16)%
As a percent of revenue	14%	7%	7	ppt	19%	8%	(11	)ppt

Depreciation and amortization decreased by $51,000 and $101,000 for the three and six months ended June 30, 2012 in comparison to the three and six months ended June 30, 2011, respectively. Amortization expense decreased by $42,000 and $81,000 for the three and six months ended June 30, 2012 as compared to the same periods in 2011, as a result of the impairment charges related to our intangible assets that were incurred in 2011. In addition, depreciation expense decreased by $8,000 and $20,000 for the three and six months ended June 30, 2012 as compared to the same periods in 2011.

We expect that our depreciation and amortization will remain consistent with the second quarter of 2012 for the remainder of 2012.

Impairment Loss

As of June 30, 2012, our management concluded that its revenue projections for our strategic services segment needed to be revised as a result of concerns that the business may not meet its revenue and cash flow projections for the year ending December 31, 2012 due to a diminished backlog that is not expected to turn around in the near term. This conclusion triggered a review for impairment outside of our next scheduled annual impairment evaluation date of December 31, 2012. Our management determined that the goodwill was impaired and we recognized an impairment loss of $3,386,898 to our goodwill in the current period. In addition, subsequent to June 30, 2012, we began discussions to sell certain of our intangible assets related to our strategic services segment. Based on the terms of this discussion, management determined that these intangible assets were impaired and recognized impairment of $1,370,000 to our intangible assets in the current period.

Other (Income) Expense

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Other (income) expense	$(231)	$9	(2,757)%	$(352)	$15	(2,495)%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, capital gains and losses and other miscellaneous income (losses). Other (income) expense changed by $(240,000) for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. The net other income of $231,000 for the three months ended June 30, 2012 is comprised primarily of rental income of $102,000, dividend income of $58,000, capital gains of $35,000 and miscellaneous income of $36,000. The net other expense of $9,000 for the three months ended June 30, 2011 is comprised primarily of a loss of $79,000 related to adjusting our derivative liabilities to fair value, partially offset by rental income of $67,000 and miscellaneous other net income of $3,000.

Other (income) expense changed by $(367,000) for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. The net other income of $352,000 for the six months ended June 30, 2012 is comprised primarily of rental income of $203,000, dividend income of $58,000, capital gains of $48,000 and miscellaneous income of $43,000. The net other expense of $15,000 for the six months ended June 30, 2011 is comprised primarily of a loss of $151,000 related to adjusting our derivative liabilities to fair value, partially offset by rental income of $138,000.

Interest Expense, Net

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Interest expense, net	$143	$82	75%	$277	$223	24%

Interest expense, net increased by $61,000 for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. The net interest expense of $143,000 for the three months ended June 30, 2012 is primarily comprised of interest expense on debt and other payables of $136,000 and amortization of our debt discount of $33,000, partially offset by interest income on our note receivable of $26,000. The net interest expense of $82,000 for the three months ended June 30, 2011 is primarily comprised of interest expense on long-term debt of $49,000 and amortization of our debt discount of $33,000.

Interest expense, net increased by $54,000 for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. The net interest expense of $277,000 for the six months ended June 30, 2012 is primarily comprised of interest expense on debt and other payables of $263,000 and amortization of our debt discount of $66,000, partially offset by interest income on our note receivable of $52,000. The net interest expense of $223,000 for the six months ended June 30, 2011 is primarily comprised of interest expense on long-term debt of $211,000 and amortization of our debt discount of $66,000, partially offset by interest income on our note receivable of $52,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of continuing operations of $(74,000) for the six months ended June 30, 2012 decreased $570,000 from $496,000 for the six months ended June 30, 2011. Total cash flows from operations of $(74,000) in the current period are primarily attributable to:

•	$3.4 million in non-cash goodwill impairment related to our strategic services business segment;

•	$1.4 million in non-cash intangible asset impairment related to our strategic services business segment;

•	$586,000 in non-cash depreciation and amortization;

•	$287,000 in non-cash stock-based compensation expense related to vesting options and stock issued for services;

•	$343,000 decrease in accounts receivable and contracts in process;

•	$123,000 increase in deferred revenue; and

•	$562,000 increase in accounts payable and accrued expenses.

Partially offset by:

•	$6.2 million net loss; and

•	$516,000 in deferred tax benefit.

Cash flows from investing activities of continuing operations of $18,000 for the six months ended June 30, 2012 increased $41,000 from $(23,000) for the six months ended June 30, 2011. Total cash flows from investing activities of $18,000 are related to $64,000 in proceeds from the sale of our available-for-sale securities, partially offset by $45,000 in the capitalization of software development costs.

Cash flows from financing activities of continuing operations of $(54,000) for the six months ended June 30, 2012 increased $329,000 from $(383,000) for the six months ended June 30, 2011. Total cash flows from financing of $(54,000) are related to principal payments on long-term debt of $286,000, partially offset by net proceeds from our stock offering of $232,000.

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. We have had a general release to market of Version 1.0 and are proceeding with the development of the next components of LaunchPad with Version 2.0. As of June 30, 2012, we had invested $2.3 million in this software platform. We expect to incur approximately $200,000 in additional expenditures for product development of Version 2.0 and refinement of Version 1.0 for the remainder of 2012.

Liquidity

We have incurred recurring losses and negative cash flows from operations. We incurred a net loss of $(6,174,658) and $(4,920,723) for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. In addition, we have a working capital deficit of $(4,638,285) and an accumulated deficit of $(82,623,709) as of June 30, 2012. These factors raise doubt about our ability to continue as a going concern.

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments and our common stock.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash balances, cash generated from operations, collections of our existing receivables, the potential sales of our investments and the potential sale of certain of our operating divisions and assets. Given our cash position, working capital deficit and expected revenues in the near term, we do not expect that we will be able to fund our scheduled debt service payments of $4.2 million (of which $1.25 million is due in October 2012 and $2.8 million is due in May 2013) and our operating requirements for the next twelve months. Our debt is secured by our office building and land. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and sell assets, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2012.

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

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of June 30, 2012, we were not a party to any material pending legal proceedings.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

The disclosure set forth below is provided in lieu of a separate Form 8-K filing.

On August 8, 2012, Bruce Lucas, a member of our Board of Directors, notified us that he was resigning from our Board of Directors effective immediately. On August 9, 2012, Charlie Pope, the Chairman of our Board of Directors, notified us that he was resigning from our Board of Directors effective immediately. Each director confirmed that his resignation was not a result of any disagreement with us with respect to our policies, operations or practices.

ITEM 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q:

4.1	—	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 26, 2012.)

10.1		Securities Purchase Agreement by and among Innovaro, Inc. and Mark Berset and Bruce Lucas dated as of June 20, 2012. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 26, 2012.)

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)
Date: August 14, 2012	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer
Date: August 14, 2012	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer