Form 10-Q
period 2012-09-30
Innovaro, Inc.
filed 2012-11-14
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On November 1, 2012, there were 16,003,325 shares outstanding of the registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$313,787	$268,170
Accounts receivable, net	117,077	101,785
Stock subscription receivable	250,000	—
Available-for-sale securities	5,242	55,038
Prepaid expenses and other current assets	99,324	225,657
Current portion of notes receivable and accrued interest	2,282,044	1,804,000
Current assets held for sale	—	1,279,458

Total current assets	3,067,474	3,734,108
Cost method investments	86,784	86,784
Equity method investments	92,148	92,148
Note receivable, net of current portion	932,949	—
Fixed assets, net	5,463,508	5,610,956
Intangible assets, net	2,576,043	3,158,505
Noncurrent assets held for sale	307,748	8,083,764

Total assets	$12,526,654	$20,766,265

LIABILITIES
Current liabilities:
Accounts payable	$518,855	$512,840
Accrued expenses	711,509	364,891
Deferred revenue	159,436	123,836
Current maturities of long-term debt	4,043,591	1,644,664
Current liabilities held for sale	1,541,508	2,324,389

Total current liabilities	6,974,899	4,970,620
Long-term debt, less current maturities	1,250,000	3,997,775
Deferred tax liability	189,233	189,233
Noncurrent liabilities held for sale	94,075	801,309

Total liabilities	8,508,207	9,958,937

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 15,471,410 and 15,159,544 shares issued; 15,471,410 and 15,039,544 shares outstanding at September 30, 2012 and December 31, 2011, respectively	154,714	150,396
Common stock payable	250,000	—
Additional paid-in capital	87,399,671	86,820,437
Accumulated deficit	(84,019,275)	(76,453,214)
Accumulated other comprehensive income	3,616	53,939

Total Innovaro stockholders’ equity	3,788,726	10,571,558
Noncontrolling interest	229,721	235,770

Total equity	4,018,447	10,807,328

Total liabilities and equity	$12,526,654	$20,766,265

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Intelligence and Insights services	$190,416	$61,484	$417,334	$316,676

Expenses:
Direct costs of revenue – Intelligence and Insights services	177,273	154,468	542,525	479,344
Salaries and wages	169,959	258,064	574,943	665,486
Professional fees	97,255	97,097	253,955	274,707
Research and development	94,637	27,936	334,888	661,600
Sales and marketing	5,499	88,058	45,857	118,774
General and administrative	250,448	281,536	939,282	940,356
Depreciation and amortization	246,908	261,714	758,157	868,458

	1,041,979	1,168,873	3,449,607	4,008,725

Other (income) and expense:
Other (income) expense	(156,406)	(87,657)	(512,110)	(70,941)
Interest expense, net	100,662	106,308	315,161	329,257

	(55,744)	18,651	(196,949)	258,316

Loss from continuing operations before income taxes	(795,819)	(1,126,040)	(2,835,324)	(3,950,365)
Provision for income tax expense (benefit)	—	—	—	(19,628)

Loss from continuing operations	(795,819)	(1,126,040)	(2,835,324)	(3,930,737)
Income (loss) from discontinued operations, net of tax (including loss on disposal)	(601,634)	(11,413)	(4,736,786)	1,151,067

Net loss	(1,397,453)	(1,137,453)	(7,572,110)	(2,779,670)

Net loss attributable to the noncontrolling interest	(1,886)	(2,835)	(6,049)	(7,238)

Net loss attributable to Innovaro stockholders	(1,395,567)	(1,134,618)	(7,566,061)	(2,772,432)

Other comprehensive income (loss)	(1,310)	(11,854)	(33,523)	(60,195)

Comprehensive loss	$(1,396,877)	$(1,146,472)	$(7,599,584)	$(2,832,627)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.08)	$(0.19)	$(0.26)
Income (loss) from discontinued operations	$(0.04)	$0.00	$(0.31)	$0.07
Net loss	$(0.09)	$(0.08)	$(0.50)	$(0.19)

Weighted average shares outstanding: Basic and diluted	15,458,040	15,024,970	15,233,278	15,003,871

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(7,572,110)	$(2,779,670)
Less: Income (loss) from discontinued operations, net of tax	(4,736,786)	1,151,067

Loss from continuing operations	(2,835,324)	(3,930,737)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	758,157	868,458
Amortization of debt discount from investor warrants	98,831	98,832
Stock issued for services	97,499	—
Loss (gain) on sale and impairment of available-for-sale securities	(47,630)	201
Loss on derivative liabilities	—	150,825
Stock-based compensation	262,767	240,918
Deferred income taxes	—	(19,628)
Other	52,036	12,673
Changes in operating assets and liabilities:
Accounts receivable	(15,292)	41,671
Prepaid expenses and other assets	9,644	113,436
Deferred revenue	35,600	(27,068)
Accounts payable and other liabilities	422,963	445,711

Net cash flows from operating activities of continuing operations	(1,160,749)	(2,004,708)

Investing Activities:
Capital expenditures	(661)	(26,733)
Capitalization of software development costs	(45,525)	(185,272)
Proceeds from disposal of business	600,000	—
Proceeds from sale of available-for-sale securities	63,903	—

Net cash flows from investing activities of continuing operations	617,717	(212,005)

Financing Activities:
Net proceeds from stock offering	223,286	—
Payments on long-term debt	(457,909)	(525,466)

Net cash flows from financing activities of continuing operations	(234,623)	(525,466)

Net cash flows from continuing operations	(777,655)	(2,742,179)

Net cash flows from discontinued operations	823,272	4,025,502

Increase in cash	45,617	1,283,323
Cash at beginning of period	268,170	262,619

Cash at end of period	$313,787	$1,545,942

INNOVARO, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities, net	$(33,523)	$(60,195)

Derivative liability extinguished in connection with exercise of investor warrants		$1,290,830

The Company disposed of its Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions. In conjunction with the disposal, the Company received the following consideration:

Cash received	$600,000
Note receivable received	1,329,670
Liabilities assumed by buyer	70,330

Total sale price	$2,000,000

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$398,213	$324,774

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 is unaudited, but includes all adjustments, which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

The Company

Innovaro is The Innovation Solutions Company focused on delivering innovation solutions to our clients through a combination of software and associated services as well as information for strategic decision making. Innovaro offers software to ensure the success of any innovation project, regardless of the size or intent. The Company’s LaunchPad software provides an integrated innovation environment and intelligence and insights services provide any business with the innovation support they need to drive success. These services are provided primarily from the Company’s offices in the United States.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. The Company incurred a net loss of $(7,572,110) and $(4,920,723) for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. In addition, the Company has a working capital deficit of $(3,907,425) and an accumulated deficit of $(84,019,275) as of September 30, 2012. These factors raise doubt about the Company’s ability to continue as a going concern.

The Company’s primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries. The Company’s primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of its investments and common stock.

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collections of its existing receivables, the proceeds from sales of its investments and the sale of the Company’s common stock. Given the Company’s cash position, working capital deficit and expected revenues in the near term, the Company does not expect that it will be able to fund its scheduled debt service payments of $4,043,591 and its operating requirements for the next twelve months. Subsequent to the end of the third quarter, the Company successfully negotiated with the creditors of its $1.25 million debt due in October 2012 to extend the due date of this note. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, and it may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company.

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

2. Significant Accounting Policies

Cost Method Investments

Cost method investments were not evaluated for impairment as of September 30, 2012. The Company does not estimate the fair value of a cost method investment if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value because it is not practicable to estimate fair value on a quarterly basis.

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

In accordance with FASB ASC Subtopic 985-20, the Company has expensed all costs incurred to establish the technological feasibility of Versions 1.0 and 2.0 of the Innovaro LaunchPad software (“LaunchPad”) as research and development costs. In addition, the Company capitalized approximately $46,000 in software development costs related to Version 1.0 for the nine months ended September 30, 2012.

The Company will amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. During the second quarter of 2012, the Company had a general release of Version 1.0, and accordingly, began amortizing capitalized software costs. The Company recorded amortization expense related to software development costs of approximately $8,500 and $17,000 for the three and nine months ended September 30, 2012, respectively.

Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill and Other, management performs interim assessments of goodwill if impairment indicators are present. At the end of the second quarter of 2012, management concluded that its revenue projections for its strategic services segment needed to be revised as a result of concerns that the business may not meet its revenue and cash flow projections for the year ending December 31, 2012 due to a diminished backlog that is not expected to turn around in the near term. This conclusion triggered a review for impairment outside of the Company’s next scheduled annual impairment evaluation date of December 31, 2012. Management determined that the goodwill was impaired and the Company recognized impairment of $3,386,898 to its goodwill for the nine months ended September 30, 2012. In addition, the Company began discussions to sell certain of its intangible assets related to its strategic services segment. Based on the terms of this discussion, management determined that these intangible assets were impaired. The Company recognized impairment of $1,370,000 to its intangible assets for the nine months ended September 30, 2012. The impairment expense is included in loss from discontinued operations in the consolidated statements of comprehensive income for the nine months ended September 30, 2012.

Accrued Expenses

Accrued expenses include approximately $277,492 and $213,000 of accrued salaries, vacation and related taxes as of September 30, 2012 and December 31, 2011.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average outstanding shares of common stock	15,458,040	15,024,970	15,233,278	15,003,871
Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—	—	—

Common stock and common stock equivalents	15,458,040	15,024,970	15,233,278	15,003,871

Shares excluded from calculation of diluted EPS (1)	2,531,018	2,939,898	2,531,018	2,939,898

(1)	These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of the net loss during the periods presented.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of investments, cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of cash, accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt is not materially different from its carrying value of $5,293,591 and $5,642,439 as of September 30, 2012 and December 31, 2011, respectively.

The Company performs fair value measurements in accordance with the guidance provided by FASB ASC Topic 820 Fair Value Measurements and Disclosures. In accordance with FASB ASC Topic 820, the Company groups financial assets and financial liabilities measured at fair value in three levels based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. The Company’s investments in available-for-sale securities are classified within Level 2 of the fair value hierarchy. Level 2 includes valuations for quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Available-for-sale securities were $5,242 and $55,038 as of September 30, 2012 and December 31, 2011, respectively.

The Company’s equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The value of our equity interests in public companies for which market quotations are readily available is based on quoted market prices for such equity interests. These securities are generally thinly traded and may be subject to certain restrictions on resale. The Company utilizes the market approach in determining the fair value of these securities.

Concentrations of Credit Risk

Financial instruments that the Company holds with significant credit risk include cash and investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation provides deposit insurance of $250,000 for substantially all depository accounts as of September 30, 2012. All of the Company’s non-interest bearing cash balances were fully insured as of September 30, 2012.

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

3. Discontinued Operations and Divestitures

Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express Operating Divisions

The Company sold the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions to IP Technology Exchange, Inc. (“IP Tech Ex”) effective as of August 31, 2012, pursuant to an asset purchase agreement dated September 12, 2012. Under the terms of the agreement, the Company will receive $2,000,000, consisting of (i) a lump-sum payment of $600,000 upon closing, (ii) the assumption of approximately $70,000 of debt relating to the divisions, (iii) quarterly payments of $100,000 through August 2014, and (iv) payment of the remaining balance on September 1, 2014. On November 30, 2012, any outstanding balance will begin accruing interest at 5% per annum. IP Tech Ex is entitled to a $125,000 reduction in the purchase price if all amounts are paid to the Company by May 1, 2013. See Note 7 for related party disclosure.

In connection with the sale of these divisions, the Company recognized a loss on disposal of business of $87,539 during the three and nine months ended September 30, 2012. This loss is included as a component of income (loss) from discontinued operations in the consolidated statements of comprehensive income. These divisions operated out of the United States and the United Kingdom as part of the Company’s intelligence and insights services segment.

Strategic Services Operating Division

During the third quarter of 2012, as part of the Company’s strategy to maximize cash flow as discussed in Note 1, the Company’s Board of Directors approved the disposal of the strategic services division. The sale of this division was subsequently completed on October 2, 2012. See Note 8 for further discussion of the terms of this sale.

The Company has determined that each of these divisions meet the criteria for classification as discontinued operations as of September 30, 2012. The Company has reflected the operations of these divisions as discontinued operations in the consolidated statements of comprehensive income for all periods presented. In addition, the Company has classified the assets and liabilities of the discontinued divisions as current and noncurrent assets and liabilities held for sale in the consolidated balance sheets for all periods presented. Substantially all the cash flows from discontinued operations for all periods presented relate to operating activities, and accordingly, the Company has presented cash flows from discontinued operations as a single line item in the consolidated statements of cash flows.

The results of operations of the aforementioned divisions are included in discontinued operations in the statements of comprehensive income. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended September 30, 2012
	Strategic Services	Intelligence & Insights	Total
Revenue	$22,004	$247,866	$269,870

Long-lived asset impairment charge	—	—	—
Operating expense	405,953	271,469	677,422
Other (income) expense	102,163	(10)	102,153
Loss on disposal of business	—	87,539	87,539

Income (loss) before income taxes	(486,112)	(111,132)	(597,244)
Provision for income tax (expense) benefit	—	(4,390)	(4,390)

Income (loss) from discontinued operations, net of tax	$(486,112)	$(115,522)	$(601,634)

	Three Months Ended September 30, 2011
	Strategic Services	Intelligence & Insights	Total
Revenue	$2,899,131	$459,636	$3,358,767

Long-lived asset impairment charge	—	—	—
Operating expense	3,003,818	371,169	3,374,987
Other (income) expense	2,740	—	2,740

Income (loss) before income taxes	(107,427)	88,467	(18,960)
Provision for income tax (expense) benefit	—	7,547	7,547

Income (loss) from discontinued operations, net of tax	$(107,427)	$96,014	$(11,413)

	Nine Months Ended September 30, 2012
	Strategic Services	Intelligence & Insights	Total
Revenue	$2,500,534	$1,199,098	$3,699,632

Long-lived asset impairment charge	4,756,898	255,126	5,012,024
Operating expense	2,711,484	963,610	3,675,094
Other (income) expense	169,170	(144)	169,026
Loss on disposal of business	—	87,539	87,539

Income (loss) before income taxes	(5,137,018)	(107,033)	(5,244,051)
Provision for income tax (expense) benefit	515,531	(8,266)	507,265

Income (loss) from discontinued operations, net of tax	$(4,621,487)	$(115,299)	$(4,736,786)

	Nine Months Ended September 30, 2011
	Strategic Services	Intelligence & Insights	Total
Revenue	$10,482,237	$1,449,549	$11,931,786

Long-lived asset impairment charge	—	—	—
Operating expense	9,562,705	1,279,488	10,842,193
Other (income) expense	963	(58,391)	(57,428)

Income (loss) before income taxes	918,569	228,452	1,147,021
Provision for income tax (expense) benefit	—	4,046	4,046

Income (loss) from discontinued operations, net of tax	$918,569	$232,498	$1,151,067

The assets and liabilities classified as held for sale as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	Strategic Services	Strategic Services	Intelligence & Insights	Total
Receivables, net of allowance for doubtful accounts	$—	$405,697	$291,753	$697,450
Contracts in progress	—	513,040	—	513,040
Prepaid expenses and other current assets	—	9,628	59,340	68,968

Current assets held for sale	$—	$928,365	$351,093	$1,279,458

Property, plant and equipment	$4,623	$8,047	$13,754	$21,801
Goodwill	—	3,386,898	2,743,254	6,130,152
Intangible assets	303,125	1,673,125	258,686	1,931,811

Noncurrent assets held for sale	$307,748	$5,068,070	$3,015,694	$8,083,764

Accounts payable	$—	$—	$36,591	$36,591
Accrued expenses	53,004	84,541	25,916	110,457
Accrued bonus	1,488,504	1,444,955	—	1,444,955
Deferred revenue	—	—	732,386	732,386

Current liabilities held for sale	$1,541,508	$1,529,496	$794,893	$2,324,389

Deferred tax liability	$94,075	$609,606	$191,703	$801,309

Noncurrent liabilities held for sale	$94,075	$609,606	$191,703	$801,309

4. Equity

Accumulated Other Comprehensive Income

The following table presents the components comprising the accumulated other comprehensive income balance for the nine months ended September 30, 2012.

	Unrealized gain (loss) from available-for- sale securities		Foreign currency translation adjustment		Accumulated other comprehensive income
Balance at December 31, 2011	$37,139		$16,800		$53,939
Gain (loss) for the period	(33,523	)(1)	74,017	(2)	40,494
Reclassification into accumulated deficit in connection with disposal of business	—		(90,817)		(90,817)

Balance at September 30, 2012	$3,616		$—		$3,616

(1)

Comprehensive loss for the nine months ended September 30, 2012 per the consolidated statement of comprehensive income agrees to the gain (loss) for the period related to the unrealized gain (loss) from available-for-sale securities.

(2)	The gain (loss) for the period related to the foreign currency translation adjustment is included in discontinued operations for the nine months ended September 30, 2012.

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

On September 27, 2012, the Company entered into a securities purchase agreement with JJJ Family LLLP pursuant to which we agreed to issue, in a registered offering, 531,915 shares of its common stock priced at $0.47 per share along with Series B warrants to purchase up to 531,915 shares of common stock with an exercise price of $0.47 per share of common stock. The Series B warrants will be exercisable for a five-year period commencing on the six month anniversary of the date of its issuance. The securities purchase agreement provides the buyer with the right to participate in future offerings of our securities, in an amount up to $250,000 in each offering, for a period of one year after the date of the sale. These securities were offered pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission.

On October 2, 2012, the Company completed the offering to JJJ Family LLLP and raised gross proceeds of $250,000 before offering expenses. As a result of the closing date having been subsequent to the end of the quarter, the Company recorded a subscription receivable and common stock payable for this amount in the consolidated balance sheets as of September 30, 2012.

Other Common Stock Issuances

During the nine months ended September 30, 2012, the Company issued 120,126 shares of common stock under the Innovaro, Inc. Equity compensation plan with a value of $97,499 to members of its Board of Directors and certain others in lieu of payment for services rendered.

5. Other (Income) Expense

Components comprising the balance in other (income) expense from continuing operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss (gain) on sale and impairment on investments	$—	$—	$(47,630)	$—
Dividend income	(70,000)	—	(127,500)	—
Loss on derivative liabilities	—	—	—	150,825
Rental income	(34,643)	(86,415)	(289,803)	(224,084)
Other	(51,763)	(1,242)	(47,177)	2,318

Other (income) expense	$(156,406)	$(87,657)	$(512,110)	$(70,941)

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

The Company sold the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions during the third quarter of 2012. These divisions operated out of the United States and the United Kingdom as part of the intelligence and insights services segment. In addition, the Company’s board of directors approved the disposal of the strategic services division during the third quarter of 2012. See Note 3 and Note 8 for further discussion of the sale of these divisions. The Company has reflected the operations of the operations of these divisions as discontinued operations for all periods presented. As a result, revenue and income (loss) from continuing operations before income taxes shown below do not include amounts related to these divisions.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Discontinued Operations	Total
Long-lived assets as of September 30, 2012	$—	$8,039,551	$307,748	$8,347,299
Total assets as of September 30, 2012	14,811	12,204,095	307,748	12,526,654
Long-lived assets as of December 31, 2011	—	8,769,461	8,083,764	16,853,225
Total assets as of December 31, 2011	4,633	11,398,410	9,363,222	20,766,265

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended September 30, 2012
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$190,416	$—	$190,416
Income (loss) from continuing operations before income taxes	—	49,759	(845,578)	(795,819)
Income (loss) from discontinued operations, net of tax	(486,112)	(115,522)	—	(601,634)

	For the Three Months Ended September 30, 2011
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$61,484	$—	$61,484
Income (loss) from continuing operations before income taxes	—	(42,364)	(1,083,676)	(1,126,040)
Income (loss) from discontinued operations, net of tax	(107,427)	96,014	—	(11,413)

	For the Nine Months Ended September 30, 2012
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$417,334	$—	$417,334
Income (loss) from continuing operations before income taxes	—	35,841	(2,871,165)	(2,835,324)
Income (loss) from discontinued operations, net of tax	(4,621,487)	(115,299)	—	(4,736,786)

	For the Nine Months Ended September 30, 2011
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$316,676	$—	$316,676
Income (loss) from continuing operations before income taxes	—	(10,677)	(3,939,688)	(3,950,365)
Income (loss) from discontinued operations, net of tax	918,569	232,498	—	1,151,067

7. Related Party Transactions

During the three months ended September 30, 2012, the Company sold three of its operating divisions to IP Tech Ex for $2,000,000. See Note 3 for further discussion of this transaction. Ms. Wright, the Chief Financial Officer of the Company, has a 7% equity interest in IP Tech Ex. Mr. Reiber, the Company’s general counsel, indirectly owns a 7% equity position in IP Tech Ex. Neither party holds a seat on the Board of Directors of IP Tech Ex, nor do they have a role in managing the Company. The price established by the Board for the three divisions was based on a separate letter of intent previously submitted to the Company for the same three divisions. IP Tech Ex has a note payable to the Company for the remaining unpaid balance of $1,329,670 plus interest, which accrues at 5% per annum.

8. Subsequent Events

On October 2, 2012, the Company entered into an asset purchase agreement to sell certain assets, primarily intellectual property rights and equipment, relating to our strategic services division, known as Strategos, to one of its officers and employees for $100,000. In connection with the asset purchase agreement, the Company entered into separation and release agreements with all of the officers and employees of our Strategos division pursuant to which they agreed to forgo approximately $1.4 million in bonuses owed to them by the Company (and which bonuses had previously been accrued as an expense in the Company’s financial statements) in exchange for $150,000. Finally, as part of the transaction, the Company also entered into a technology license agreement with Strategos, Inc., a newly formed company that will carry on the business formerly conducted by our Strategos division, pursuant to which we agreed to license Strategos, Inc. certain technology and intellectual property rights relating to our Strategos division, including the use of the name “Strategos,” for royalty payments equal to 12.5% of the professional fee revenue earned by Strategos, Inc. in excess of $10 million during the period from October 2, 2012 to December 31, 2015. In connection with the sale of this division, the Company will recognize a gain on disposal of business of approximately $1.3 million during the fourth quarter of 2012.

Subsequent to the end of the third quarter, the Company successfully negotiated with the creditors of its $1.25 million debt due in October 2012 to extend the due date of this note.

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

Business Overview

We are The Innovation Solutions Company focused on delivering innovation solutions to our clients through a combination of software and associated services as well as information for strategic decision making. We offer software to ensure the success of any innovation project, regardless of the size or intent. Our LaunchPad software provides an integrated innovation environment and our intelligence and insights services provide any business with the innovation support they need to drive success. These services are provided primarily from our offices in the United States.

Our innovation management software platform, Launchpad, is designed to enable our clients to become more efficient by finding new avenues to grow, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation. Business value is delivered to clients through our Launchpad software capable of unlocking an organization’s capacity by:

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

Discontinued Operations and Divestitures

During the second and third quarters of 2012, we made the strategic decision to divest of our strategic services division and a large portion of the intelligence and insights segment including the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions. The sale allows us to focus our investments on sales and marketing to promote the growth of our software and innovation solutions businesses, which we believe offers significant growth opportunities. Further, we expect the sale will strengthen our balance sheet and help provide us with the financial wherewithal to extend our software capabilities and deliver additional solutions. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. Prior years presented have been reclassified to conform to current year presentation.

Recent Developments

On October 19, 2012, the Company received notice that the NYSE MKT LLC (the “Exchange”) approved the Company’s plan for regaining compliance with Section 1003(a)(iii) of the Exchange Company Guide by December 12, 2013. Previously, on August 16, 2012, the Exchange notified the Company that it was not in compliance with Section 1003(a)(iii) of the Exchange Company Guide because the Company reported stockholders’ equity of less than $6,000,000 at June 30, 2012 and losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2011.

On August 24, 2012, the Exchange approved the Company’s plan for regaining compliance with Section 1003(a)(iv) of the Exchange Company Guide by November 30, 2012. The Company had violated Section 1003(a)(iv) of the Exchange Company Guide in that the Exchange believed that the Company had sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether the Company would be able to continue operations and/or meet its obligations as they matured.

The Company may be able to continue the listing of its common stock on the Exchange while under each plan, during which time the Company will be subject to periodic reviews to determine whether it is making progress consistent with each plan. If the Exchange determines that the Company is not making progress consistent with either plan, then the Exchange may initiate delisting proceedings.

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

On September 12, 2012, we sold our Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions to IP Technology Exchange, Inc. effective as of August 31, 2012. Under the Asset Purchase Agreement, IP Technology Exchange, Inc. will pay $2,000,000 consisting of (i) a lump-sum payment of $600,000 on the closing date, (ii) assumption of approximately $70,000 of debt relating to these divisions, (iii) quarterly payments of $100,000 through August 2014, and (iv) the remaining balance of the purchase price on September 1, 2014. On November 30, 2012, any outstanding balance of the purchase price will begin accruing interest at 5% per annum. IP Technology Exchange, Inc. is entitled to a $125,000 reduction in the purchase price if all amounts are paid to us by May 1, 2013. Ms. Wright, our Chief Financial Officer and Mr. Reiber, our general counsel, each own a 7% equity interest in IP Technology Exchange, Inc., although neither party holds a board or management position with the entity.

On October 2, 2012, we entered into an asset purchase agreement to sell certain assets, primarily intellectual property rights and equipment, relating to our strategic services division, known as Strategos, to one of our officers and employees for $100,000. In connection with the asset purchase agreement, we entered into separation and release agreements with all of the officers and employees of our Strategos division pursuant to which they agreed to forgo approximately $1.4 million in bonuses we owned them (and which bonuses had previously been accrued as an expense in our financial statements) in exchange for $150,000. Finally, as part of the transaction, we also entered into a technology license agreement with Strategos, Inc., a newly formed company that will carry on the business formerly conducted by our Strategos division, pursuant to which we agreed to license Strategos, Inc. certain technology and intellectual property rights relating to our Strategos division, including the use of the name “Strategos,” for royalty payments equal to 12.5% of the professional fee revenue earned by Strategos, Inc. in excess of $10 million during the period from October 2, 2012 to December 31, 2015.

On October 22, 2012, Gators Lender, LLC agreed to extend the maturity date on the $1.25 million that would otherwise be due on that date until October 22, 2015. As an inducement to extend the maturity date of such indebtedness, we agreed to repay (i) $250,000 of such amount on or before November 21, 2012, (ii) an additional $250,000 of such amount on or before October 22, 2013 and (iii) the final $750,000 of such amount on or before October 22, 2015. We also agreed to issue Gators Lender, LLC (i) warrants to purchase up to 150,000 shares of our common stock as soon as practicable subsequent to October 22, 2012; (ii) warrants to purchase up to 75,000 shares of our common stock if our indebtedness to Gators Lender, LLC has not been repaid in full by October 22, 2013 and (iii) warrants to purchase up to an additional 75,000 shares of our common stock if our indebtedness to Gators Lender, LLC has not been repaid in full by October 22, 2014. The interest rate payable on such indebtedness will remain unchanged at 8.0% per year and there is no penalty if we pre-pay the indebtedness prior to the scheduled repayments dates set forth above. We and Gators Lender, LLC are in the process of documenting the above-described agreement.

Financial Condition

Our total assets were $12.5 million and $20.8 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we had $314,000 in cash, $117,000 in accounts receivable, $1.2 million in accounts payable and accrued expenses and $5.3 million in total debt outstanding (of which $1.25 million was due in October 2012 and $2.8 million is due in May 2013). On October 22, 2012, the lender agreed to extend the maturity date on the $1.25 million that would otherwise be due on that date until October 22, 2015. As of December 31, 2011, we had $268,000 in cash, $102,000 in accounts receivable, $878,000 in accounts payable and accrued expenses, and $5.6 million in total debt outstanding. As of September 30, 2012, we had a working capital deficit of $3.9 million and an accumulated deficit of $(84.0) million.

Results of Continuing Operations

Revenue

	Three Months Ended September 30,		Percentage Change	Nine months Ended September 30,		Percentage Change
(in thousands, except percentages)	2012	2011		2012	2011
Intelligence and insights services	190	61	210%	417	317	32%

Intelligence and Insights Services

Our intelligence and insights services revenue is derived from our foresight and trend research revenue. Our intelligence and insights services revenue increased by $129,000 for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011. This relates primarily to the completion of two large projects in the current three month period compared to no projects having been completed in the same period of 2011.

Our intelligence and insights services revenue increased by $100,000 for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. This relates primarily to the completion of four large projects in the current nine month period compared to the completion of two projects in the same period of 2011.

We expect that our intelligence and insights services revenue will be consistent with that of 2011 for the remainder of 2012.

Direct Costs of Revenue

	Three Months Ended September 30,		Percentage Change	Nine months Ended September 30,		Percentage Change
(in thousands, except percentages)	2012	2011		2012	2011
Direct costs of revenue - Intelligence and insights services	177	154	15%	543	479	13%

Direct costs of revenue - intelligence and insights services include certain salaries and related taxes, commissions, certain outside services and other direct costs directly related to our intelligence and insights services business. Direct costs of revenue - intelligence and insights services increased by $23,000 for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011. In addition, direct costs of revenue - intelligence and insights services increased by $64,000 for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. These increases were related to the hiring of sales personnel and outside services used to complete projects for this division.

We expect that our direct costs of revenue - intelligence and insights services will be consistent with that of 2011 for the remainder of 2012.

Salaries and Wages

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Salaries and wages	$170	$258	(34)%		$575	$665	(14)%
As a percent of revenue	89%	420%	(331	)ppt	138%	210%	(72	)ppt

*	The abbreviation “ppt” denotes percentage points.

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation that are not otherwise allocated to direct costs of revenue. Salaries and wages decreased by $88,000 for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011. The decrease is primarily related to a $53,000 decrease in stock compensation expense as a result of the fully vested grant of equity compensation to our CEO upon his hiring in April 2011, and a $35,000 decrease in administrative staff and certain officers’ salaries.

Salaries and wages decreased by $90,000 for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. The decrease is primarily related to a $109,000 decrease in stock compensation expense as a result of the fully vested grant of equity compensation to our CEO upon his hiring in April 2011 and a $89,000 decrease in administrative staff and certain officers’ salaries, partially offset by a $108,000 increase in salary expense as a result of having hired our CEO in April 2011.

We expect that our salaries and wages will remain consistent with the third quarter of 2012 for the remainder of 2012.

Professional Fees

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Professional fees	$97	$97	0%		$254	$275	(8)%
As a percent of revenue	51%	158%	(107	)ppt	61%	87%	(26	)ppt

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees remained consistent for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011.

Professional fees decreased by $21,000 for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011, primarily as a result of a reduction in legal fees of $68,000, partially offset by an increase in accounting and valuation fees of $47,000.

We expect that our professional fees will increase for the fourth quarter of 2012 due to the legal fees associated with closing the sales of certain of our operating divisions.

Research and Development

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Research and development	$95	$28	239%		$335	$662	(49)%
As a percent of revenue	50%	45%	5	ppt	80%	209%	(129	)ppt

Research and development expense includes salaries, outside services, travel and other costs related to the development of our LaunchPad software platform. Research and development costs increased by $67,000 for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011. The increase is partially related to the capitalization of $185,000 in software development costs in the third quarter of 2011 rather than the allocation of such costs to research and development expense.

Research and development costs decreased by $327,000 for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. The decrease is due to the fact that we scaled back the amount of resources allocated to the development of LaunchPad during 2012.

We expect that our research and development expense will remain consistent with the third quarter of 2012 for the remainder of 2012.

Sales and Marketing

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Sales and marketing	$5	$88	(94)%		$46	$119	(61)%
As a percent of revenue	3%	143%	(140	)ppt	11%	38%	(27	)ppt

Sales and marketing expense includes advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expense decreased by $83,000 and $73,000 for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively. The decrease for both periods relates primarily to decreased attendance at conferences and reduction in production of marketing materials.

We expect that our sales and marketing expense will increase over the third quarter of 2012 for the remainder of 2012 due to an increase in marketing related to LaunchPad.

General and Administrative

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
General and administrative	$250	$282	(11)%		$939	$940	0%
As a percent of revenue	132%	458%	(326	)ppt	225%	297%	72ppt

General and administrative expense decreased by $31,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease relates primarily to decreased insurance premiums and other employee related costs due to the decrease in the number of employees in 2012 compared to 2011. In addition, general and administrative expense remained consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

We expect that our general and administrative expense will remain consistent with the third quarter of 2012 for the remainder of 2012.

Depreciation and Amortization

	Three Months Ended September 30,		Percentage Change		Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011			2012	2011
Depreciation and amortization	$247	$262	(6)%		$758	$868	(13)%
As a percent of revenue	130%	426%	(296	)ppt	182%	274%	(92	)ppt

Depreciation and amortization decreased by $15,000 and $110,000 for the three and nine months ended September 30, 2012 in comparison to the three and nine months ended September 30, 2011, respectively. Amortization expense decreased by $10,000 and $91,000 for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, respectively. In addition, depreciation expense decreased by $5,000 and $19,000 for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, respectively.

We expect that our depreciation and amortization will remain consistent with the third quarter of 2012 for the remainder of 2012.

Other (Income) Expense

	Three Months Ended September 30,		Percentage Change	Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Other (income) expense	$(156)	$(88)	77%	$(512)	$(71)	621%

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, capital gains and losses and other miscellaneous income (losses). Other (income) expense changed by $68,000 for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011. The net other income of $156,000 for the three months ended September 30, 2012 is comprised of rental income of $35,000, dividend income of $70,000, and miscellaneous income of $52,000. The net other income of $88,000 for the three months ended September 30, 2011 is comprised primarily of rental income of $86,000.

Other (income) expense changed by $441,000 for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. The net other income of $512,000 for the three months ended September 30, 2012 is comprised of rental income of $290,000, dividend income of $128,000, capital gain income of $48,000 and miscellaneous income of $47,000. The net other income of $71,000 for the nine months ended September 30, 2011 is comprised primarily of rental income of $224,000, partially offset by a loss of $151,000 related to adjusting our derivative liabilities to fair value.

Interest Expense, Net

	Three Months Ended September 30,		Percentage Change	Nine months Ended September 30,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Interest expense, net	$101	$106	(5)%	$315	$329	(4)%

Interest expense, net decreased by $5,000 for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011. The net interest expense of $101,000 for the three months ended September 30, 2012 is primarily comprised of interest expense on debt and other payables of $97,000 and amortization of our debt discount of $33,000, partially offset by interest income on our notes receivable of $29,000. The net interest expense of $106,000 for the three months ended September 30, 2011 is primarily comprised of interest expense on debt and other payables of $99,000 and amortization of our debt discount of $33,000, partially offset by interest income on our notes receivable of $26,000.

Interest expense, net decreased by $14,000 for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011. The net interest expense of $316,000 for the nine months ended September 30, 2012 is primarily comprised of interest expense on debt and other payables of $298,000 and amortization of our debt discount of $99,000, partially offset by interest income on our note receivable of $81,000. The net interest expense of $329,000 for the nine months ended September 30, 2011 is primarily comprised of interest expense on long-term debt of $308,000 and amortization of our debt discount of $99,000, partially offset by interest income on our note receivable of $78,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of continuing operations of $(1,161,000) for the nine months ended September 30, 2012 increased $844,000 from $(2,005,000) for the nine months ended September 30, 2011. Total cash flows from operations of $(1,161,000) in the current period are primarily attributable to:

•	$2,835,000 net loss.

Partially offset by:

•	$857,000 in non-cash depreciation and amortization;

•	$360,000 in non-cash stock-based compensation expense related to vesting options and stock issued for services; and

•	$423,000 increase in accounts payable and other liabilities.

Cash flows from investing activities of continuing operations of $618,000 for the nine months ended September 30, 2012 increased $830,000 from $(212,000) for the nine months ended September 30, 2011. Total cash flows from investing activities of $618,000 are related to $600,000 in proceeds from the sale of certain of our operating divisions and $64,000 in proceeds from the sale of our available-for-sale securities, partially offset by $45,000 in the capitalization of software development costs.

Cash flows from financing activities of continuing operations of $(235,000) for the nine months ended September 30, 2012 increased $290,000 from $(525,000) for the nine months ended September 30, 2011. Total cash flows from financing of $(235,000) are related to principal payments on long-term debt of $458,000, partially offset by net proceeds from our stock offering of $223,000.

Software Development Costs

We are continuing the development of our LaunchPad software. We have had a general release to market of Version 1.0 and are proceeding with the development of the next components of LaunchPad with Version 2.0. As of September 30, 2012, we had invested $2.3 million in this software platform. We expect to incur approximately $100,000 in additional expenditures for product development of Version 2.0 and refinement of Version 1.0 for the remainder of 2012.

Liquidity

We have incurred recurring losses and negative cash flows from operations. We incurred a net loss of $(7,572,110) and $(4,920,723) for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. In addition, we have a working capital deficit of $(3,907,425) and an accumulated deficit of $(84,019,275) as of September 30, 2012. These factors raise doubt about our ability to continue as a going concern.

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments and our common stock.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash balances, cash generated from operations, collections of our existing receivables, the potential sales of our investments and the sale of our common stock. Given our cash position, working capital deficit and expected revenues in the near term, we do not expect that we will be able to fund our scheduled debt service payments of $4.0 million (of which $1.25 million was due in October 2012 and $2.75 million is due in May 2013) and our operating requirements for the next twelve months. Our debt is secured by our office building and land. On October 22, 2012, the lender agreed to extend the maturity date on the $1.25 million that would otherwise be due on that date until October 22, 2015. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information about this agreement. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of September 30, 2012, we were not a party to any material pending legal proceedings.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On October 22, 2012, Gators Lender, LLC agreed to extend the maturity date on the $1.25 million that would otherwise be due on that date until October 22, 2015. As an inducement to extend the maturity date of such indebtedness, we agreed to repay (i) $250,000 of such amount on or before November 21, 2012, (ii) an additional $250,000 of such amount on or before October 22, 2013 and (iii) the final $750,000 of such amount on or before October 22, 2015. We also agreed to issue Gators Lender, LLC (i) warrants to purchase up to 150,000 shares of our common stock as soon as practicable subsequent to October 22, 2012; (ii) warrants to purchase up to 75,000 shares of our common stock if our indebtedness to Gators Lender, LLC has not been repaid in full by October 22, 2013 and (iii) warrants to purchase up to an additional 75,000 shares of our common stock if our indebtedness to Gators Lender, LLC has not been repaid in full by October 22, 2014. The interest rate payable on such indebtedness will remain unchanged at 8.0% per year and there is no penalty if we pre-pay the indebtedness prior to the scheduled repayments dates set forth above. We and Gators Lender, LLC are in the process of documenting the above-described agreement.

ITEM 6. Exhibits

The following exhibits are filed with this report on Form 10-Q:

4.1		Form of Series A Warrants. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 26, 2012.)

4.2		Series B Warrant. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 14, 2012.)

10.1	—	Securities Purchase Agreement by and among Innovaro, Inc. and Mark Berset and Bruce Lucas dated as of June 20, 2012. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 26, 2012.)

10.2	—	Asset Purchase Agreement between Innovaro, Inc., Innovaro Europe, Ltd. and IP Technology Exchange, Inc. dated September 12, 2012. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 14, 2012.)

10.3	—	Securities Purchase Agreement by and among Innovaro, Inc. and JJJ Family LLLP dated as of September 27, 2012. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2012.)

10.4	—	Asset Purchase Agreement between Innovaro, Inc., Strategos, Inc., Gary Getz and Ian Pallister dated October 2, 2012. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 12, 2012.)

10.5	—	Form of Separation and Release Agreement. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 12, 2012.)

10.6	—	Technology License Agreement between Innovaro, Inc. and Strategos, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 12, 2012.)

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)

Date: November 14, 2012	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: November 14, 2012	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer