Form 10-K
period 2012-12-31
Innovaro, Inc.
filed 2013-04-15
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

COMMON STOCK, $.01 PAR VALUE (OTCQB: INNI)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2012 was $10,998,872.

As of March 15, 2013, there were 16,150,952 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INNOVARO, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to: our ability to continue as a going concern; changes in economic conditions, technology licensing requirements and regulations in the United States and in the foreign countries in which we do business; actions of competitors; development of new products and services; cost of borrowing and access to capital markets; our ability to protect our intellectual property rights; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that contracts with our clients could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other factors that are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 1. Business

Unless the context requires otherwise, reference in this Form 10-K to “Innovaro,” the “Company,” “we,” “us” and words of similar import refer to Innovaro, Inc. and its wholly owned subsidiaries, Innovaro Europe, Ltd. (“Europe”) and UTEK Real Estate Holdings, Inc. (“UTEK Real Estate”).

We commenced operations in 1997 and were originally incorporated under the name UTEK Corporation under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999. On March 16, 2010, we formally changed our name from UTEK Corporation to Innovaro, Inc.

On March 11, 2013, we were delisted from the New York Stock Exchange (“NYSE”) MKT and we began trading on the OTCQB Marketplace under the ticker symbol “INNI.” Prior to March 11, 2013, our stock was traded on the NYSE MKT (formerly known as the NYSE Amex) under the ticker symbol “INV.”

Innovaro is The Innovation Solutions Company focused on delivering innovation solutions to our clients through a combination of software and associated services as well as information for strategic decision making. We offer a comprehensive set of software to ensure the success of any innovation project, regardless of the size or intent. Our unique combination of our LaunchPad software (an integrated innovation environment) and our trends and foresight services provide any business with the innovation support they need to drive success. Our offices are located in the United States.

We currently have one business segment: Intelligence and Insights Services. We envision the continued evolution of our business to include a second segment: Innovation Software and Services which is the ongoing development and sale of software products such as the innovation management software platform to support the innovation services business.

Our innovation management software platform, LaunchPad, is designed to be enhanced and complemented by innovation service offerings to clients. We have general release to market of LaunchPad Imagine, LaunchPad Design and LaunchPad Listen. Through LaunchPad we will provide software and associated services to enable our clients to become more efficient by finding new avenues to grow, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation.

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

Our Intelligence and Insights Services business provides information to assist clients in gaining insights and making decisions. We provide the insight and intelligence our clients require, applied to their markets today and into the future. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends, including emerging trends not covered by other sources, and delivers insights about how these trends will shape the future operating environment. In all of our work, our end goal is to focus on what the changing technology landscape will mean to our clients’ business.

Business Strategy

Innovaro has evolved from a technology transfer firm, organized as a closed-end investment company that had elected to be regulated as a business development company under the Investment Company Act of 1940, into an operating company. We have shifted the focus of the business to become an innovation solutions business. We provide innovation software and consulting services and trends analysis.

We continue to develop the LaunchPad software family of products and envision the continued evolution of our business to include the ongoing development and sale of software products in conjunction with its Trends & Foresight business.

Over time, we expect the software product component of our business to grow at a greater rate and we feel it will represent an important component of our overall revenue stream. As the innovation management software capability matures, our innovation engine will allow us to more broadly engage clients depending on their requirements, whether people, software or data, across their innovation cycle.

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

Operations

Intelligence and Insights Services

We provide the insight and intelligence our clients require, applied to their markets today and into the future. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends, including emerging trends not covered by other sources, and delivers insights about how these trends will shape the future operating environment.

Trends and Foresight

Global Lifestyles is an online resource for professionals who work in trend-dependent functions such as consumer insights, strategy and planning, innovation, new product development and market research. Our research illuminates not only how consumers’ lives are changing, but also why, giving clients a deeper understanding of the underlying drivers of consumer trends. To do this, we track developments in a range of categories from demography, to technology usage, to consumer values and attitudes. As in all of our work, our singular focus is to provide a point-of-view on important consumer trends and what these changes mean for our clients’ business.

Technology Foresight is also an online source that has tracked dozens of scientific and technological fields and examined topics that range from genetics to emerging applications in social networking. Foresight is the ability of an organization to understand the ways in which the future might emerge and to apply that understanding in organizationally useful ways. Strategic foresight may also be used to detect adverse conditions, guide policy and help shape strategy. We track dozens of scientific and technological fields - from information and communication technology to material science and from nutrition to neuroscience. Our team identifies and analyzes authoritative global forecasts about technological change, and we also craft our own point-of-view briefs on important emerging technologies. Both of these methods allow us to deliver insights about how changes in technology will shape the future business environment, making Technology Foresight the perfect resource for professionals who need to get beyond the churn of daily tech headlines and view technology from a strategic point of view.

Clients

Our revenue from continuing operations in 2012 and 2011 was 100% from our Intelligence and Insights Services business. We have a global client base including private and public sector organizations of varying sizes, representing a wide range of industries. Clients for our subscription services may include universities, research centers and primarily large companies across a diversified group of industries. Clients for our other services within the Intelligence and Insights Services business may include both private and public sector organizations, representing multiple industry sectors including retail, government, telecommunications, chemicals, media, financial services, energy and utilities.

Competition

We have capable competitors in our Intelligence and insights Services business including Forrester Research, Inc. and Gartner, Inc.

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

Innovaro LaunchPad

Our LaunchPad software product provides an integrated innovation environment which embodies our Leading Edge Innovation Practices to offer a process that is repeatable, reliable and scalable. LaunchPad helps innovation teams by making their jobs better, faster and easier. We introduced LaunchPad Imagine to the market in 2011, and have been working with select companies over 2012 in innovation journeys. We continued to expand the capabilities of Imagine during 2012 to include a number of new data sources. We introduced LaunchPad Design to provide customers with support in developing and validating business models to continue their innovation journey. We also introduced LaunchPad Listen in 2012 to allow clients to monitor social media and analyze sentiment as key input to their business and to the innovation process. We are continuing to incur costs related to the refinement of Imagine, Design and Listen while proceeding with the design of the next components of LaunchPad Accelerate.

Each of the products in the LaunchPad family is able to be utilized independently but provide a powerful integrated innovation platform when used together. LaunchPad Accelerate is designed to take the outputs from the current products and extend them further into the organization’s product delivery process.

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

Business Development and Marketing

Our business development and marketing efforts are aimed at developing relationships and building strong awareness and brand reputation with the key economic buyers, specifically: innovation leaders, business and business unit leaders, research and consumer insights professionals, research and development (“R&D”) leaders, product marketers, brand managers, and others. We believe strong relationships and a client-driven approach to service are critical to building and maintaining our business and brand reputation. We emphasize high quality client service to all of our employees.

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

Significant Developments

The following developments that occurred during the year ended December 31, 2012 are considered to be significant to our business.

On August 8, 2012, Bruce Lucas, a member of our Board of Directors, notified us that he was resigning from our Board of Directors effective immediately. On August 9, 2012, Charles Pope, the Chairman of our Board of Directors, notified us that he was resigning from our Board of Directors effective immediately. Each director confirmed that his resignation was not a result of any disagreement with us with respect to our policies, operations or practices. Asa Lanum, our Chief Executive Officer, was appointed as Chairman of our Board of Directors on August 9, 2012.

On September 12, 2012, we sold our Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions to IP Technology Exchange, Inc. (“IP Tech Ex”) effective as of August 31, 2012. Under the asset purchase agreement, IP Tech Ex will pay $2,000,000 consisting of (i) a lump-sum payment of $600,000 on the effective date, (ii) assumption of approximately $70,000 of debt relating to the divisions, (iii) quarterly payments of $100,000 through August 2014, and (iv) the remaining balance of the purchase price on September 1, 2014. On November 30, 2012, the outstanding balance of the purchase price began accruing interest at 5% per annum. IP Tech Ex is entitled to a $125,000 reduction in the purchase price if all amounts are paid to us by May 1, 2013. Ms. Wright, the Company’s Chief Financial Officer, directly owns a 7% interest in IP Tech Ex. Mr. Reiber, the Company’s general counsel, indirectly owns a 7% ownership position. Neither party holds a seat on the Company’s Board of Directors, nor do they have a role in managing the Company.

On October 2, 2012, we entered into an asset purchase agreement to sell certain assets, primarily intellectual property rights and equipment, relating to our Strategic Services division, known as Strategos, to one of our officers and employees. In connection with the asset purchase agreement, we entered into separation and release agreements with all of the officers and employees of our Strategos division pursuant to which they agreed to forgo approximately $1.4 million in accrued bonuses we owed them in exchange for $150,000. Finally, as part of the transaction, we also entered into a technology license agreement with Strategos, Inc., a newly formed company that will carry on the business formerly conducted by our Strategos division, pursuant to which we agreed to license Strategos, Inc. certain technology and intellectual property rights relating to our Strategos division, including the use of the name “Strategos,” for royalty payments equal to 12.5% of the professional fee revenue earned by Strategos, Inc. in excess of $10 million during the period from October 2, 2012 to December 31, 2015.

We have a promissory note with Gators Lender, LLC, pursuant to which we borrowed $1.75 million. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears. The lender agreed to extend the maturity date of the promissory note for which the outstanding balance of $1.25 million would otherwise have been due on October 22, 2012 under a second amendment to the promissory note. In accordance with the terms of the amendment, the maturity date of the promissory note has been extended from October 22, 2012 to October 22, 2015. The Company repaid $250,000 of the $1.25 million due under the promissory note on December 3, 2012 and agreed to repay an additional $250,000 on or before October 22, 2013 and the final $750,000 on or before October 22, 2015. The interest rate payable on amounts outstanding under the promissory note remained unchanged at 8.0% per year and there is no penalty if we pre-pay all or a portion of the promissory note prior to the scheduled repayments dates set forth above. As an inducement for the lender to enter into the amendment, we issued the lender (i) warrants to purchase up to 150,000 shares of the our common stock with an exercise price of $0.66 per share; (ii) warrants to purchase up to 75,000 shares of our common stock with an exercise price of $0.66 per share if our indebtedness under the promissory note has not been repaid in full by October 22, 2013; and (iii) warrants to purchase up to an additional 75,000 shares of our common stock with an exercise price of $0.66 per share if our indebtedness under the promissory note has not been repaid in full by October 22, 2014. The warrants become exercisable on April 23, 2013 and expire on October 22, 2017.

Throughout 2012, we received multiple notices from the NYSE MKT that we were not in compliance with certain sections of the NYSE MKT Company Guide. Although we submitted plans and worked with the NYSE MKT to show our intention of regaining compliance, on March 5, 2013 we received notice from NYSE MKT that the Panel had affirmed the determination to delist our common stock. We have decided that we will not further appeal the determination of the Panel. We were notified by NYSE MKT that trading in our common stock would be suspended on March 11, 2013. On March 11, 2013, we began trading on the OTCQB Marketplace under the ticker symbol “INNI.”

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

Employees

As of March 15, 2013, we had 7 full-time employees. We believe our relations with our employees are good.

Corporate Offices and Available Information

Our executive offices are located at 2109 Palm Avenue, Tampa, Florida 33605 and our telephone number is (813) 754-4330. We also have an office in Washington D.C.

Our Internet address is www.innovaro.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located in Tampa, Florida. This office space is owned by our subsidiary, UTEK Real Estate, and is encumbered by a $4.0 million mortgage thereon. This property is utilized for most of our business activities and is adequate for our current office needs. If our office requirements increase beyond our current expectations, we believe that additional office space may be available for use at this location.

We also lease office space in Washington D.C. The Washington D.C. property is utilized for certain Intelligence and Insights Services activities. These properties are adequate for our current needs.

Item  3. Legal Proceedings

We may be a party from time to time in certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PAR T II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through March 11, 2013, our shares of common stock traded on the NYSE MKT under the symbol “INV.” On March 11, 2013 our common stock was suspended from trading on the NYSE MKT and began trading on the OTCQB Marketplace under the ticker symbol “INNI.” Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401; 303-262-0600; serves as transfer agent for our common stock. We had approximately 3,000 stockholders of record at March 1, 2013.

Price Range of Common Stock and Dividends

The following table reflects the high and low closing prices for our common stock as reported on the NYSE MKT and the cash dividends declared per common share for the periods indicated:

	High	Low	Dividends
Fiscal year 2011
First quarter	$3.16	$1.15	—
Second quarter	$3.01	$1.67	—
Third quarter	$2.18	$1.28	—
Fourth quarter	$1.61	$0.80	—
Fiscal year 2012
First quarter	$1.11	$0.61	—
Second quarter	$1.03	$0.68	—
Third quarter	$0.88	$0.43	—
Fourth quarter	$0.75	$0.21	—

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are The Innovation Solutions Company focused on delivering innovation solutions to our clients through a combination of software and associated services as well as information for strategic decision making. We offer a comprehensive set of software to ensure the success of any innovation project, regardless of the size or intent. Our unique combination of our LaunchPad software (an integrated innovation environment) and our trends and foresight services provide any business with the innovation support they need to drive success. Our offices are located in the United States.

We currently have one business segment: Intelligence and Insights Services. We envision the continued evolution of our business to include a second segment: Innovation Software and Services which is the ongoing development and sale of software products such as the innovation management software platform to support the innovation services business.

Our innovation management software platform, LaunchPad, is designed to be enhanced and complemented by innovation service offerings to clients. We have general release to market of LaunchPad Imagine, LaunchPad Design and LaunchPad Listen. Through LaunchPad we will provide software and associated services to enable our clients to become more efficient by finding new avenues to grow, fighting commoditization, improving return on investment, transforming the organization, and removing barriers to innovation.

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

Our Intelligence and Insights Services business provides information to assist clients in gaining insights and making decisions. We provide the insight and intelligence our clients require, applied to their markets today and into the future. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends, including emerging trends not covered by other sources, and delivers insights about how these trends will shape the future operating environment. In all of our work, our end goal is to focus on what the changing technology landscape will mean to our clients’ business.

Innovaro LaunchPad

Our LaunchPad software product provides an integrated innovation environment which embodies our Leading Edge Innovation Practices to offer a process that is repeatable, reliable and scalable. LaunchPad helps innovation teams by making their jobs better, faster and easier. We introduced LaunchPad Imagine to the market in 2011, and have been working with select companies over 2012 in innovation journeys. We continued to expand the capabilities of Imagine during 2012 to include a number of new data sources. We introduced LaunchPad Design to provide customers with support in developing and validating Business Models to continue their innovation journey. We also introduced LaunchPad Listen in 2012 to allow clients to monitor social media and analyze sentiment as key input to their business and to the innovation process. We are continuing to incur costs related to the refinement of Imagine, Design and Listen while proceeding with the design of the next components of LaunchPad Accelerate.

Discontinued Operations

During 2012, we made the strategic decision to divest of our Strategic Services division and a large portion of our Intelligence and Insights services including the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions. The sale allows us to focus our investments on sales and marketing to promote the growth of our software and innovation solutions businesses, which we believe offer significant growth opportunities. Further, we expect the sale will strengthen our balance sheet and help provide us with the financial wherewithal to extend our software capabilities and deliver additional solutions. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. Prior years presented have been reclassified to conform to this new presentation.

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

Drive our innovation management software platform into the marketplace

Our first imperative is to build the marketing and sales capability to successfully drive LaunchPad and Trends and Foresight into the market place. We anticipate doing that through the use of internal sales personnel and channel partners.

We will continue to develop LaunchPad Accelerate to complete the LaunchPad product family to provide an end to end innovation platform.

Over time, we expect the software product component of our business to grow at a greater rate and believe it will represent an important component of our overall revenue stream. As the innovation management software capability matures, our innovation engine will allow us to more broadly engage clients depending on their requirements, whether people, software or data across their innovation cycle.

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

Continue to expand our current Intelligence and Insights Services business

Our second imperative is to sustainably and profitably grow our current Intelligence and Insights Services business worldwide. We have a deep commitment to continuously improving our business. This includes our efforts to develop innovation solutions that offer a flexible range of innovation guidance and support, capable of meeting a wide range of innovation needs for our clients. As we further transform the way we go to market we continue to seek out ways to be more efficient.

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

Financial Condition

Our total assets were $8.5 million at December 31, 2012 compared to $20.8 million at December 31, 2011. At December 31, 2012, we had $76,000 in cash, $250,000 in accounts receivable, $1.2 million in accounts payable and accrued expenses and $5.2 million in total debt outstanding. As of December 31, 2011, we had $268,000 in cash, $102,000 in accounts receivable, $878,000 in accounts payable and accrued expenses, and $5.6 million in total debt outstanding.

Our consolidated financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Continuing Operations for the Years Ended December 31, 2012 and 2011

Revenue

Our revenue is derived from subscription fees and custom research and consulting projects. Approximately 53% and 62% of our revenue for the years ended December 31, 2012 and 2011, respectively, was generated through subscription revenue. Approximately 47% and 38% of our revenue for the years ended December 31, 2012 and 2011, respectively, was generated through custom research and consulting projects revenue. Revenue is presented net of credits and credit card charge backs. Our subscriptions are offered typically for duration of twelve months.

Our revenue increased by $95,000 or 22% for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. The increased revenue is primarily a result of an increase in custom research and consulting projects as well of the number of customers using our services.

We expect that our revenue for 2013 will remain consistent with that of 2012.

Direct Costs of Revenue

Direct costs of revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to this business segment. Our direct costs of revenue increased by $58,000 or 10% for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. These increases were related to the hiring of sales personnel and outside services used to complete projects for this division.

We expect 2013 direct costs of revenue to decrease compared with that of 2012 due to the elimination of the sales manager position.

Expenses

Salaries and Wages

Salaries and wages include non-sales employee and officer salaries that are not otherwise allocated to direct costs of revenue, employee related benefits, certain bonuses, and stock-based compensation. Salaries and wages decreased by $253,000 or 25% for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. The decrease is primarily related to a $186,000 decrease in stock compensation expense and reductions in administrative staff and certain officers’ salaries. Stock compensation was higher in 2011 as a result of the fully vested grant of equity compensation to our CEO upon his hiring in April of that year.

We expect salaries and wages to continue to decrease in 2013 due to the reduced number of employees.

Professional Fees

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees increased by $89,000 or 28% for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. Valuation expenses increased by $9,000, accounting fees increased by $63,000 and legal fees increased by $19,000 related to the division sale transactions.

We expect our professional fees for 2013 to decrease relative to 2012.

Research and Development

Research and development costs decreased by $338,000 or 45% for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. The decrease is partially related to the capitalization of $45,000 in software development costs in the first quarter of 2012 rather than the allocation of such costs to research and development expense. In addition, we scaled back the amount of resources allocated to the development of LaunchPad during 2012.

We expect that 2013 research and development expense will decrease from that of the year ended December 31, 2012, due to a decrease in total expenditures related to the software platform.

Sales and Marketing

Sales and marketing expense includes advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expense decreased by $63,000, or 47%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease relates primarily to decreased attendance at conferences and reduction in production of marketing materials.

We expect that our 2013 sales and marketing expense will increase over 2012 due to an increase in marketing related to LaunchPad.

General and Administrative

General and administrative expense decreased by $21,000 or 2% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease relates primarily to decreased insurance premiums and other employee related costs due to the decrease in the number of employees in 2012 compared to 2011.

We expect 2013 general and administrative expenses to decrease compared with 2012 levels due to overall cost reductions.

Amortization and Depreciation

Depreciation and amortization expense decreased by $129,000 or 11% for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. The decrease was primarily attributable to a $105,000 decrease in amortization expense as a result of the impairment of certain definite-lived intangible assets in 2010 and 2011.

We expect amortization and depreciation for the year ending December 31, 2013 to decrease compared with 2012 levels.

Impairment Loss

We incurred an impairment loss of approximately $2.1 million for the year ended December 31, 2012 and $1.2 million for the year ended December 31, 2011.

The continued decline in the Company’s market capitalization resulted in a triggering event in which management determined that the implied fair value of its intangible assets is less than their carrying values. We recorded an impairment loss related to continuing operations of approximately $2.1 million for the year ended December 31, 2012.

As a result of a reduction in fair value of certain of our reporting units, management determined that the implied fair value of our goodwill and intangible assets was less than their respective carrying values. The Company recognized intangible asset impairment related to continuing operations of approximately $269,000 in the year ended December 31, 2011.

We also recorded impairment related to continuing operations of approximately $900,000 to our fixed assets during the year ended December 31, 2011 as a result of the commercial real estate market for certain of our properties having taken a significant downturn that was not expected to reverse in the near future. Management determined that the decreases in fair value of the property were other-than-temporary.

Other (Income) Expense

Loss Related to Write-down of Note Receivable

Our $1.5 million note receivable was not collected on its due date of December 31, 2012 and we subsequently learned that, despite our related security interest, the property located in Pasco County, Florida had been sold by the State of Florida for property taxes due. The reduction of our collateral required a write-down of the note receivable to net realizable value. We recorded a loss of $1.1 million related to the write-down of this note for the year ended December 31, 2012.

Other (Income) Expense

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value each reporting period, capital gains and losses and other miscellaneous income. Other (income) expense changed by $795,000 (an increase to income) for the year ended December 31, 2012 in comparison to the year ended December 31, 2011. The variance is attributable to a $315,000 increase in dividend income, a $202,000 increase in net gain/loss on derivatives, a 60,000 increase in rental income, $29,000 increase in net capital gain and a $189,000 net increase to net other income.

Interest Expense, Net

The net interest expense of $390,000 for the year ended December 31, 2012 is primarily comprised of interest expense on debt and other payables of $392,000 and amortization of our debt discount of $122,000, partially offset by interest income on our notes receivable of $124,000. The net interest expense of $433,000 for the year ended December 31, 2011 is primarily comprised of interest expense on debt and other payables of $406,000 and amortization of our debt discount of $132,000, partially offset by interest income on our notes receivable of $104,000.

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

We do not have any income tax benefit related to the net loss from operations in 2012 or 2011, nor do we have a deferred tax asset related to our net operating loss carryforward, because of a 100% valuation allowance. We do have an income tax benefit from the reversal of deferred tax liabilities related to the impairment and amortization of goodwill and indefinite-lived intangible assets of approximately $952,000 and $230,000 for the years ended December 31, 2012 and 2011, respectively, of which $151,000 and $134,000, respectively, related to continuing operations.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of continuing operations of $(1.7) million for the year ended December 31, 2012 increased approximately $1.1 million from cash flows from operating activities of $(2.8) million for the year ended December 31, 2011. Total cash flows from continuing operations of $(1.7) million in the current period are primarily attributable to:

•	$6.5 million net loss from continuing operations;

•	$151,000 in deferred income taxes; and

•	$149,000 increase in accounts receivable.

Partially offset by:

•	$2.1 million in non-cash impairment charges;

•	$1.1 million in loss on write-down of note receivable;

•	$1.1 million in non-cash depreciation and amortization;

•	$493,000 increase in current liabilities; and

•	$374,000 in non-cash stock-based compensation expense and stock issued for services.

Cash flows from investing activities of continuing operations of $717,000 for the year ended December 31, 2012 increased $939,000 from $(222,000) for the year ended December 31, 2011. Total cash flows from investing activities of continuing operations of $717,000 in the current period are primarily attributable to $600,000 in proceeds from the disposal of our businesses.

Cash flows from financing activities of continuing operations of $(92,000) for the year ended December 31, 2012 decreased $329,000 from $(421,000) for the year ended December 31, 2011. Total cash flows from financing activities of continuing operations of $(92,000) in the current period are primarily attributable to $731,000 in cash payments on long-term debt partially offset by $390,000 in net proceeds from a stock offering $250,000 in proceeds from debt financing.

Net cash flows from discontinued operations was approximately $859,000 and $3,480,000 for the years ended December 31, 2012 and 2011.

Financing

On June 20, 2012, we entered into a securities purchase agreement with Messrs. Mark Berset and Bruce Lucas, each a member of our Board of Directors, pursuant to which we agreed to issue them, in a registered offering, 271,740 shares of our common stock priced at $0.92 per share along with Series A warrants to purchase up to 135,870 shares of common stock with an exercise price of $1.16 per share. The Series A warrants are exercisable for a three-year period commencing on the date of their issuance. If the average closing price of the shares is greater than or equal to $1.16 for any 20 consecutive trading day period after the date the Series A warrants are issued, then we may force the holders of the Series A warrants to exercise their warrants. We completed the offering and raised gross proceeds of $250,000 before offering expenses. These securities were offered pursuant to a registration statement previously filed and declared effective by the SEC.

On September 27, 2012, we entered into a securities purchase agreement with JJJ Family LLLP pursuant to which we agreed to issue, in a registered offering, 531,915 shares of our common stock priced at $0.47 per share along with Series B warrants to purchase up to 531,915 shares of common stock with an exercise price of $0.47 per share of common stock. The Series B warrants will be exercisable for a five-year period commencing on the six month anniversary of the date of their issuance. The securities purchase agreement provided the buyer with the right to participate in future offerings of our securities, in an amount up to $250,000 in each offering, for a period of one year after the date of the sale. On October 2, 2012, we completed the offering and raised gross proceeds of $250,000 before offering expenses. These securities were offered pursuant to a registration statement previously filed and declared effective by the SEC.

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. As of December 31, 2012, we had invested $2.6 million in this software platform. We expect to incur approximately $250,000 in additional expenditures for the development and refinement of the software platform during 2013.

Borrowings

We have a $3.0 million bank note payable due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013. As of December 31, 2012, the amount outstanding on this note was approximately $2.7 million. We are in negotiations with the lender to have the principal of the note extended. In addition, we have a $1.5 million note payable due in monthly installments of interest at 7.00% with principal due in full on October 1, 2015. As of December 31, 2012, the amount outstanding on this note was approximately $1.25 million. These loans were entered into in connection with the purchases of land and building that serves as our company headquarters and certain other undeveloped land located in Hillsborough County, Florida. These loans are collateralized by the property related to the purchases.

We have a promissory note with Gators Lender, LLC, pursuant to which we borrowed $1.75 million. Interest is payable at an annual rate of 8% on a quarterly basis, in arrears. The lender agreed to extend the maturity date of the promissory note for which the outstanding balance of $1.25 million would otherwise have been due on October 22, 2012 under a second amendment to the promissory note. In accordance with the terms of the amendment, the maturity date of the promissory note has been extended from October 22, 2012 to October 22, 2015. The Company repaid $250,000 of the $1.25 million due under the promissory note on December 3, 2012 and agreed to repay an additional $250,000 on or before October 22, 2013 and the final $750,000 on or before October 22, 2015. The interest rate payable on amounts outstanding under the promissory note remained unchanged at 8.0% per year and there is no penalty if we pre-pay all or a portion of the promissory note prior to the scheduled repayments dates set forth above. As an inducement for the lender to enter into the amendment, we issued the lender (i) warrants to purchase up to 150,000 shares of the our common stock with an exercise price of $0.66 per share; (ii) warrants to purchase up to 75,000 shares of our common stock with an exercise price of $0.66 per share if our indebtedness under the promissory note has not been repaid in full by October 22, 2013; and (iii) warrants to purchase up to an additional 75,000 shares of our common stock with an exercise price of $0.66 per share if our indebtedness under the promissory note has not been repaid in full by October 22, 2014. The warrants become exercisable on April 23, 2013 and expire on October 22, 2017.

UTEK Real Estate is a co-borrower under the promissory note and the loan is guaranteed by all subsidiaries. In addition, the guaranty is secured pursuant to a security interest in 68% of the outstanding membership interests of Cortez 114, LLC, a subsidiary of UTEK Real Estate that owns vacant real property located in Hernando County, Florida. $500,000 of the indebtedness was paid back to the lender in July 2010 in connection with the first amendment to the note. An additional principal payment of $250,000 was made in December 2012 in accordance with the terms in the second amendment. As of December 31, 2012, the face amount outstanding on the Note was $1.0 million.

During December 2012, we borrowed $250,000 for operations from JJJ Family LLPP under a promissory note including interest at 15%. The note amount plus accrued interest was due in full on February 16, 2013. Management is currently negotiating an extension on the loan.

Liquidity

We have incurred recurring losses and negative cash flows from operations. We incurred a net loss of $10.0 million and had negative net cash flows from continuing operations of $1.7 million for the year ended December 31, 2012. We had a working capital deficit of $3.0 million and an accumulated deficit of $86.4 million as of December 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary cash requirements include working capital, principal and interest payments on indebtedness, employee salaries and research and development expenditures. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash and cash equivalent balances, cash generated from operations, collections of our existing receivables and the potential sales of our investments. We expect that our recent reductions in costs, coupled with our expected revenue, will be insufficient to fund our scheduled current debt service payments of $3.3 million (of which $3.0 million is due on May 1, 2013) and our operating requirements for the next twelve months. We are in negotiations with the lender to have the principal of the note extended. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could continue to face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

Our future success depends on our ability to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund our operations, we will be unable to continue as a going concern. The financial statements included under Item 8. “Financial Statements and Supplementary Data” do not include any adjustments that might result from the outcome of this uncertainty.

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

We conduct periodic reviews to identify and evaluate each investment that is in an unrealized loss position, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary are recorded in accumulated other comprehensive income on our consolidated balance sheet.

For available-for-sale equity securities with unrealized losses, management performs an analysis to assess whether the security’s decline in fair value would be deemed to be other-than-temporary. This can be difficult as many of our holdings have limited trading activity and prices can fluctuate significantly. Fluctuations in price are generally determined to be temporary unless the price level is maintained for an extended period of time. Significant declines in a security’s fair value are determined to be other-than-temporary when the decline is maintained over several reporting periods. When a decline in stock price is deemed to be other-than-temporary, the unrealized loss included in accumulated other comprehensive income is reversed and recorded as a capital loss in the consolidated statement of comprehensive loss.

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

Valuation and Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate consideration paid for an acquisition over the fair value of the net tangible and intangible assets acquired. Intangible assets represent the cost of trademarks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of these acquisitions as well as capitalized software development costs. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 10 years. In accordance with current accounting standards, goodwill and intangible assets determined to have indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment may have occurred. Circumstances that may indicate impairment include qualitative factors such as an adverse change in the business climate, loss of key personnel, and unanticipated competition. Additionally, management considers quantitative factors such as current estimates of the future profitability of the Company’s reporting units, the current stock price, and the Company’s market capitalization compared to its book value. The consideration of qualitative and quantitative factors when considering circumstances that may indicate impairment requires the application of management judgment. As a result, management’s determinations with regard to current circumstances affecting the Company could have a significant affect the recognition of impairment charges.

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

Valuation of Derivative Liabilities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging requires bifurcation of embedded derivative instruments and measure of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each quarter, with any increase or decrease in the fair value being recorded in results of operations as a component of other (income) expense. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors that require judgment, including estimating the expected term of the warrants and the expected volatility of the Company’s stock price. The expected term of the warrants represents the period of time that they are expected to be outstanding and is based on the contractual term of the warrants and expectations of the warrants holders’ behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the warrants. These estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our derivative liability and the related gain or loss could be materially different in the future.

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

INNOVARO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Innovaro, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Innovaro, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. For the year ended December 31, 2011, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit for the year ended December 31, 2011 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
Certified Public Accountants

Tampa, Florida

April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Innovaro, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Innovaro, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of comprehensive loss, changes in equity and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. For the year ended December 31, 2012, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit for the year ended December 31, 2012 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $9,999,599 during the year ended December 31, 2012 and has an accumulated deficit of $86,445,142 and has a working capital deficit of $3,000,035 as of December 31, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC
Warren Averett, LLC

Tampa, Florida

April 15, 2013

Innovaro, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$75,910	$268,170
Accounts receivable, net	250,426	101,785
Available-for-sale securities	4,765	55,038
Prepaid expenses and other current assets	188,567	225,657
Current portion of notes receivable and accrued interest	1,199,611	1,804,000
Current assets held for sale	—	1,279,458

Total current assets	1,719,279	3,734,108
Cost method investments	86,784	86,784
Equity method investments	92,148	92,148
Notes receivable and accrued interest, less current portion	829,670	—
Fixed assets, net	5,420,138	5,597,622
Intangible assets, net	321,323	3,158,505
Non-current assets held for sale	—	8,097,098

Total assets	$8,469,342	$20,766,265

LIABILITIES
Current liabilities:
Accounts payable	$723,211	$512,840
Accrued expenses	450,271	364,891
Deferred revenue	250,936	123,836
Current maturities of long-term debt	3,294,896	1,644,664
Current liabilities held for sale	—	2,324,389

Total current liabilities	4,719,314	4,970,620
Long-term debt, less current maturities	1,938,520	3,997,775
Derivative liability	29,000	—
Deferred tax liability	38,002	190,039
Non-current liabilities held for sale	—	800,503

Total liabilities	6,724,836	9,958,937

Commitments and contingencies	—	—

EQUITY
Innovaro stockholders’ equity:

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 16,165,952 and 15,159,544 shares issued; 16,150,952 and 15,039,544 shares outstanding at December 31, 2012 and 2011, respectively	161,510	150,396
Additional paid-in capital	87,796,900	86,820,437

Accumulated deficit	(86,445,142)	(76,453,214)

Accumulated other comprehensive income	3,139	53,939

Total Innovaro stockholders’ equity	1,516,407	10,571,558

Noncontrolling interest	228,099	235,770

Total equity	1,744,506	10,807,328

Total liabilities and equity	$8,469,342	$20,766,265

See accompanying notes.

Innovaro, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2012	2011

Revenue	$530,834	$435,425

Expenses:
Direct costs of revenue	668,813	610,450
Salaries and wages	759,696	1,013,179
Professional fees	410,851	321,934
Research and development	413,638	751,775
Sales and marketing	71,084	133,917
General and administrative	1,129,946	1,150,962
Depreciation and amortization	1,015,562	1,144,746
Impairment loss	2,052,153	1,169,012

	6,521,743	6,295,975

Other (income) and expense:
Loss related to write-down of note receivable	1,128,000	—
Other (income) expense	(851,798)	(56,856)
Interest expense, net	390,279	433,201

	666,481	376,345

Loss from continuing operations before income taxes	(6,657,390)	(6,236,895)
Provision for income tax expense (benefit)	(151,231)	(134,046)

Loss from continuing operations	(6,506,159)	(6,102,849)
Income (loss) from discontinued operations, net of tax (including loss on disposal)	(3,493,440)	1,182,126

Net loss	$(9,999,599)	$(4,920,723)

Net loss attributable to noncontrolling interest	(7,671)	(296,853)

Net loss attributable to Innovaro stockholders	$(9,991,928)	$(4,623,870)

Net loss	$(9,999,599)	$(4,920,723)
Other comprehensive loss:
Unrealized loss from available-for-sale securities	(34,000)	(93,983)

Comprehensive loss	$(10,033,599)	$(5,014,706)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.42)	$(0.41)
Income (loss) from discontinued operations	(0.23)	0.08

Net loss	$(0.65)	$(0.33)

Weighted average shares outstanding: Basic and diluted	15,464,506	15,013,299

See accompanying notes.

Innovaro, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock			Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Innovaro Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares Issued	Shares Outstanding	Par Value

Balances at January 1, 2011	14,631,950	14,585,261	$145,853	$85,024,704	$(71,829,344)	$147,922	$13,489,135	$526,037	$14,015,172
Net loss	—	—	—	—	(4,623,870)	—	(4,623,870)	(296,853)	(4,920,723)
Other comprehensive loss	—	—	—	—	—	(93,983)	(93,983)	—	(93,983)
Contribution from noncontolling interest	—	—	—	—	—	—	—	6,586	6,586
Issuance of common shares upon cashless exercise of warrants	436,013	436,013	4,360	(4,360)	—	—	—	—	—
Derivative liability extinguished in connection with exercise of warrants	—	—	—	1,290,830	—	—	1,290,830	—	1,290,830
Issuance and vesting of restricted stock, net of forfeitures	140,000	20,000	200	(200)	—	—	—	—	—
Escrow adjustment related to earnout	(48,419)	(1,730)	(17)	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	509,463	—	—	509,463	—	509,463

Balances at December 31, 2011	15,159,544	15,039,544	150,396	86,820,437	(76,453,214)	53,939	10,571,558	235,770	10,807,328
Net loss	—	—	—	—	(9,991,928)	—	(9,991,928)	(7,671)	(9,999,599)
Other comprehensive loss	—	—	—	—	—	(50,800)	(50,800)	—	(50,800)
Issuance and vesting of restricted stock, net of forfeitures	(80,000)	40,000	400	(400)	—	—	—	—	—
Issuance of stock for services	282,753	267,753	2,677	179,573	—	—	182,250	—	182,250
Private offering of equity securities, net of issuance costs	803,655	803,655	8,037	431,886	—	—	439,923	—	439,923
Options granted in connection with debt financing	—	—	—	42,000	—	—	42,000	—	42,000
Stock-based compensation expense	—	—	—	323,404	—	—	323,404	—	323,404

Balances at December 31, 2012	16,165,952	16,150,952	$161,510	$87,796,900	$(86,445,142)	$3,139	$1,516,407	$228,099	$1,744,506

See accompanying notes.

Innovaro, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Operating Activities:
Net loss	$(9,999,599)	$(4,920,723)
Less: Income from discontinued operations, net of tax	(3,493,440)	1,182,126

Loss from continuing operations	(6,506,159)	(6,102,849)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	1,015,562	1,144,746
Amortization of debt discount from investor warrants	122,146	132,138
Stock issued for services	182,250	—
Long-lived asset impairment	2,052,153	1,169,012
Loss on write-down of note receivable	1,128,000	—
Loss (gain) on sale and impairment of available-for-sale securities	(47,630)	201,441
Loss (gain) on derivative liabilities	(51,000)	150,825
Stock-based compensation	191,919	293,237
Deferred income taxes	(151,231)	(134,046)
Other	7,088	9,683
Changes in operating assets and liabilities:
Accounts receivable	(148,641)	(40,453)
Prepaid expenses and other assets	35,790	161,764
Deferred revenue	127,100	(19,324)
Accounts payable and other liabilities	366,082	202,417

Net cash flows from operating activities of continuing operations	(1,676,571)	(2,831,409)

Investing Activities:
Capital expenditures	(1,279)	(39,218)
Capitalization of software development costs	(45,525)	(225,172)
Proceeds from disposal of business	600,000	—
Payments received on notes receivable	100,000	—
Proceeds from sale of available-for-sale securities	63,903	42,870

Net cash flows from investing activities of continuing operations	717,099	(221,520)

Financing Activities:
Net proceeds from stock offering	389,923	—
Proceeds from debt borrowings	250,000	200,000
Payments on long-term debt	(731,480)	(621,467)

Net cash flows from financing activities of continuing operations	(91,557)	(421,467)

Net cash flows from continuing operations	(1,051,029)	(3,474,396)

Net cash flows from discontinued operations	858,769	3,479,947

(Decrease) increase in cash	(192,260)	5,551
Cash at beginning of period	268,170	262,619

Cash at end of period	$75,910	$268,170

See accompanying notes.

Innovaro, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities, net	$34,000	$(93,983)

Derivative liability extinguished in connection with exercise of investor warrants		$1,290,830

Common stock issued to extinguish long-term debt	$50,000

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$557,188	$406,585

INNOVARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Organization

Innovaro, Inc. (“Innovaro” or the “Company”) commenced operations in 1997 and was originally incorporated under the laws of the State of Florida, and subsequently under the laws of the State of Delaware in July 1999.

The Company

Innovaro is The Innovation Solutions Company focused on delivering innovation solutions to our clients through a combination of software and associated services as well as information for strategic decision making. The Company offers a comprehensive set of software to ensure the success of any innovation project, regardless of the size or intent. The Company’s unique combination of LaunchPad software (an integrated innovation environment) and intelligence and insights services provide any business with the innovation support they need to drive success. These services are provided internationally from the Company’s offices in the United States.

Prior to March 11, 2013, the Company’s stock was traded on the New York Stock Exchange (“NYSE”) MKT (formerly known as the NYSE Amex) under the ticker symbol “INV.” On March 11, 2013, the Company was delisted from the NYSE MKT and its stock began trading on the OTCQB Marketplace under the ticker symbol “INNI.”

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. The Company incurred a net loss of $10.0 million and $4.9 million for the years ended December 31, 2012 and 2011, respectively. In addition, the Company has a working capital deficit of $3.0 million and an accumulated deficit of $86.4 million as of December 31, 2012. These factors raise doubt about the Company’s ability to continue as a going concern.

The Company’s primary cash requirements include working capital, principal and interest payments on indebtedness, employee salaries and research and development expenditures. Its primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of its investments and common stock.

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collections of its existing receivable and the proceeds from sales of its investments. Given the Company’s cash position, working capital deficit and expected revenues in the near term, the Company does not expect that it will be able to fund its scheduled current debt service payments of $3.3 million (of which $3.0 million is due on May 1, 2013) and its operating requirements for the next twelve months. The Company is in negotiations with the lender to have the principal of the note extended. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and sell assets, and it may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company.

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

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 financial statement presentation for discontinued operations. The Company has reclassified the assets and liabilities of its discontinued divisions as current and non-current assets and liabilities held for sale in the consolidated balance sheets as of December 31, 2011. Additionally, the Company has reclassified the operations of its discontinued divisions as discontinued operations in the consolidated statements of comprehensive loss for the year ended December 31, 2011. Finally, the Company has reclassified cash flows from discontinued operations into a single line item in the consolidated statements of cash flows for the year ended December 31, 2011. Reclassifications have also been made to certain of the notes to the consolidated financial statements for separate presentation of continuing operations and discontinued operations.

2.	Significant Accounting Policies

Accounts Receivable

The Company accounts for accounts receivable in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310 Receivables. In accordance therewith, the allowance for doubtful accounts is deducted from the accounts receivable balance.

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. The Company determines the allowance based on historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. It is not the Company’s policy to accrue interest on past due receivables. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense in the consolidated statements of comprehensive loss. The allowance for doubtful accounts and notes and bad debt expense were both negligible for the years ended December 31, 2012 and 2011.

Available-for-Sale Securities

The Company classifies all investments in freely tradable equity securities as available-for-sale in accordance with FASB ASC Topic 320 Investments – Debt and Equity Securities and our intentions regarding these instruments. Investments in equity securities of public companies continue to be accounted for using the fair value method as long as there is a market in the stock that provides readily determinable fair values for these securities. These investments are adjusted to fair value at the end of each quarter. Unrealized gains and losses are reported in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Realized gains and losses from the sale of available-for-sale securities are determined on the first-in first-out (“FIFO”) method of accounting and are included as a component of other (income) expense in the consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011.

Should management determine that an available-for-sale security has an other-than-temporary decline in fair value, the Company recognizes the investment loss in the consolidated statement of comprehensive loss. Available-for-sale securities were evaluated for other-than-temporary impairment at December 31, 2012 and 2011. See Note 5 for further discussion.

Cost Method Investments

The Company classifies its investments in equity securities of noncontrolled entities that do not have readily determinable fair values as cost method investments in accordance with FASB ASC Subtopic 325-20 Cost Method Investments. Cost method investments are classified as non-current assets in accordance with the Company’s intent and ability regarding liquidity of the investments.

Individual securities classified as cost method investments remain at cost basis unless there is a permanent impairment. The Company determines whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the impairment will be included in earnings as a realized loss. The new cost basis cannot be adjusted upwards for subsequent recoveries in fair value. Realized gains and losses from the sale or impairment of cost method investments are determined on the FIFO method of accounting and are included as a component of other (income) expense in the consolidated statements of comprehensive loss.

Cost method investments were considered for impairment at December 31, 2012 and 2011. At December 31, 2011, the Company determined that certain of its cost method investments had suffered a decline in fair value below that of their respective carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its cost method investments of approximately $9,000 for the year ended December 31, 2011. There was no impairment for the year ended December 31, 2012.

Equity Method Investments

During 2010, the Company entered into a limited liability company agreement to form Verdant Ventures Advisors, LLC (“Verdant Ventures”). Under this agreement, the Company made an investment of 243,933 shares of the Company’s common stock worth $1,000,125 in exchange for a 15% ownership in Verdant Ventures. The Company accounts for Verdant Ventures under the equity method of accounting due to the capital account structure of the investee. Verdant Ventures operates as an independently managed technology transfer venture fund. John Micek, one of the Company’s directors, is managing partner of Verdant Ventures, as well as a member of two limited liability companies that are also parties to the limited liability company agreement of Verdant Ventures. Pursuant to the agreement, the Company is not required to make any additional capital contributions or loans to Verdant Ventures and is not involved in its management. Verdant Ventures was eligible to sell up to one-third of the Company’s contributed shares each year during a three-year period from the date the Company first contributed the shares. The Company’s share of Verdant Venture’s net loss was negligible for the years ended December 31, 2012 and 2011.

The Company evaluated its investment in Verdant Ventures under FASB ASC Topic 810 Consolidation and concluded that this investment does not meet the requirements for consolidation. This investment has been classified as a non-current asset in the consolidated balance sheets in accordance with the Company’s intent and ability regarding liquidity of the investment.

Equity method investments were considered for impairment at December 31, 2012 and 2011. At December 31, 2011, the Company determined that this equity method investment had suffered a decline in fair value below that of its respective carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its equity method investment of approximately $209,000 for the year ended December 31, 2011, which is included as a component of other (income) expense in the consolidated statements of comprehensive loss. There was no impairment for the year ended December 31, 2012.

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

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included as a component of other (income) expense in the consolidated statements of comprehensive loss.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 360 Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. See Notes 7 and 8 for impairment discussion.

The Company’s remaining intangible assets subject to amortization consist of, customer lists and propriety know-how that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from 5 to 6 years.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of trade names and trademarks. The Company follows the provisions of FASB ASC Topic 350 Intangibles – Goodwill and Other, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill.

The Company performs the annual impairment testing of its goodwill and intangible assets using balances as of December 31, unless there are triggering events earlier in the year. See Note 8 for impairment discussion.

Software Development Costs

FASB ASC Subtopic 985-20 Costs of Software to Be Sold, Leased or Marketed, requires companies to expense all software development costs incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. In addition, costs incurred to enhance existing software products or after the general release of the product are required to be expensed as incurred as research and development costs.

In accordance with FASB ASC Subtopic 985-20, the Company has expensed all costs incurred to establish the technological feasibility of the Innovaro LaunchPad software (“LaunchPad”) as research and development costs. In addition, the Company capitalized approximately $46,000 and $225,000 in software development costs for the years ended December 31, 2012 and 2011, respectively. Capitalized software development costs are recorded as intangible assets.

The Company will amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The Company recorded amortization expense related to software development costs of approximately $25,000 for the year ended December 31, 2012.

The Company performs the annual impairment testing of its software development costs recorded as intangible assets using balances as of December 31, unless there are triggering events earlier in the year. See Note 8 for impairment discussion.

Derivative Liability

FASB ASC Topic 815 Derivatives and Hedging requires bifurcation of embedded derivative instruments and measurements of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes option pricing model. As discussed in Note 11, the Company has certain derivative warrants with a variable exercise price. The Company considered the use of a Binomial model, but determined that the probability of the exercise price adjusting downward was remote. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded in as a component of other (income) expense in the consolidated statements of comprehensive loss.

Revenue Recognition

Revenues from the sale of subscriptions to the Company’s online marketplaces and online futures programs are initially deferred and subsequently recognized ratably over the term of the subscription, which is typically one year.

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

•	Physical or electronic delivery of the products or services has occurred.

•	The price of the products or services is fixed and measurable.

•	Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis.

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

Stock-Based Compensation

At December 31, 2012, the Company had one stock-based equity plan, which is described in Note 13. The Company accounts for stock option grants in accordance with FASB ASC Topic 718 Compensation – Stock Compensation. Stock-based compensation cost recognized during the years ended December 31, 2012 and 2011 includes compensation cost for all share-based payments based on their respective grant date fair values estimated in accordance with Topic 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company uses the Black-Scholes option pricing model to estimate fair value of stock option grants at the grant date.

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

Certain guidance located within FASB ASC Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company had no uncertain tax positions for the years ended December 31, 2012 and 2011.

The Company does not have any income tax benefit related to its net loss from operations in 2012 and 2011, nor does it have a deferred tax asset related to its net operating loss carryforward, because of a 100% valuation allowance. The Company does have an income tax benefit from the reversal of a deferred tax liability related to the impairment and amortization of certain indefinite-lived intangible assets for the years ended December 31, 2012 and 2011.

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. The Company’s dilutive potential common shares consist of outstanding stock options, warrants and unvested shares of restricted stock.

Components of basic and diluted per share data are as follows:

	Years Ended December 31,
	2012	2011
Weighted average outstanding shares of common stock	15,464,506	15,013,299

Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—

Common stock and common stock equivalents	15,464,506	15,013,299

Shares excluded from calculation of diluted EPS (1)	4,072,933	2,908,548

(1)

These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of having incurred a net loss during the periods presented.

Financial Instruments

The Company’s financial instruments consist of investments and cash, accounts receivable, accounts payable, accrued expenses, long-term debt and derivative liability. The fair value of accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The estimated fair value of the Company’s long-term debt at December 31, 2012 and 2011 is not materially different from its carrying values of $5,233,416 and $5,642,439, respectively. The fair value of available-for-sale securities and derivative liability are determined as described in Note 4.

Concentrations of Credit Risk

Financial instruments that the Company holds with significant credit risk include cash and investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured as of December 31, 2012.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with FASB ASC Topic 275 Risks and Uncertainties requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, the valuation and impairment of certain investments, stock-based compensation, the valuation and impairment of goodwill and intangible assets, and the derivative liability. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update on fair value measurements and disclosures that was the result of work completed by them and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing of information about fair value measurements. The additional disclosures required by the new standard include quantitative information about the significant unobservable inputs used in Level 3 recurring and non-recurring fair value measurements, a description of the valuation processes used for recurring and non-recurring fair value measurements, and qualitative information about the sensitivity of recurring fair value measurements to changes in unobservable inputs. The Company has adopted this accounting standards update effective January 1, 2012. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an accounting standards update that eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. Under the new standard, the components of net income (loss) and other comprehensive income (loss) can be presented in either a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The Company has adopted this accounting standards update effective January 1, 2012. In accordance with this new standard, the Company has presented a continuous statement of comprehensive loss.

In September 2011, the FASB issued an accounting standards update in order to simplify how goodwill is tested for impairment. Prior to the issuance of this update, goodwill was required to be tested for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit was less than its carrying amount, then measurement of the amount of impairment was required. Under the new standard, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012 with early adoption permitted. The Company has adopted this accounting standards update effective January 1, 2012 and applied the guidance to its annual goodwill impairment test as of December 31, 2012. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an accounting standards update to require disclosure of information about the effect of rights of setoff with certain financial instruments on an entity’s financial position. In January 2013, the FASB issued an accounting standards update that clarifies the aforementioned offsetting disclosure requirements. The disclosure requirements are only applicable to rights of setoff of certain derivative instruments, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with standards set forth by the FASB Codification or master netting arrangements or similar agreements. The Company has adopted the amendments in these standards effective in the first quarter of 2013. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that requires presentation for reclassification adjustments from accumulated other comprehensive income into net income in a single note or on the face of the financial statements. The Company has adopted the amendments in this standard effective in the first quarter of 2013. Adoption of this standard had no impact on the Company’s consolidated financial statements.

3.	Discontinued Operations and Divestitures

Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express Operating Divisions

The Company sold its Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions to IP Technology Exchange, Inc. (“IP Tech Ex”) effective as of August 31, 2012, pursuant to an asset purchase agreement dated September 12, 2012. Under the terms of the agreement, the Company will receive $2,000,000, consisting of (i) a lump-sum payment of $600,000 upon closing, (ii) the assumption of approximately $70,000 of debt relating to the divisions, (iii) quarterly payments of $100,000 through August 2014, and (iv) payment of the remaining balance on September 1, 2014. On November 30, 2012, the outstanding balance began accruing interest at 5% per annum. IP Tech Ex is entitled to a $125,000 reduction in the purchase price if all amounts are paid to the Company by May 1, 2013. See Note 19 for related party disclosure.

In connection with the sale of these divisions, the Company recognized a loss on disposal of business of approximately $287,000 during the year ended December 31, 2012. This loss is included as a component of income (loss) from discontinued operations in the consolidated statements of comprehensive loss. These divisions operated out of the United States and the United Kingdom as part of the Company’s Intelligence and Insights Services segment.

Strategic Services Operating Division

As part of the Company’s strategy to maximize cash flow as discussed in Note 1, the Company’s Board of Directors approved the disposal of the Company’s Strategos division, which operated out of its Strategic Services segment. On October 2, 2012, the Company entered into an asset purchase agreement to sell certain assets, primarily intellectual property rights and equipment relating to our Strategos division, to one of its officers and employees for $100,000. In connection with the asset purchase agreement, the Company entered into separation and release agreements with all of the officers and employees of our Strategos division pursuant to which they agreed to forgo approximately $1,489,000 in accrued bonuses owed them in exchange for $150,000. Finally, as part of the transaction, the Company also entered into a technology license agreement with Strategos, Inc., a newly formed company that will carry on the business formerly conducted by our Strategos division, pursuant to which we agreed to license Strategos, Inc. certain technology and intellectual property rights relating to our Strategos division, including the use of the name “Strategos,” for royalty payments equal to 12.5% of the professional fee revenue earned by Strategos, Inc. in excess of $10,000,000 during the period from October 2, 2012 to December 31, 2015. In connection with the sale of this division, the Company recognized a gain on disposal of business of approximately $1,115,000 during the year ended December 31, 2012.

The Company has reflected the operations of these divisions as discontinued operations in the consolidated statements of comprehensive loss for all periods presented. In addition, the Company has classified the assets and liabilities of the discontinued divisions as current and non-current assets and liabilities held for sale in the consolidated balance sheets as of December 31, 2011 for comparability purposes. Substantially all the cash flows from discontinued operations for all periods presented relate to operating activities, and accordingly, the Company has presented cash flows from discontinued operations as a single line item in the consolidated statements of cash flows.

The results of operations of the aforementioned divisions are included in discontinued operations in the statements of comprehensive loss. The summary comparative financial results of discontinued operations are as follows:

	Year Ended December 31, 2012
	Strategic Services (1)	Intelligence & Insights (2)	Total
Revenue	$2,557,865	$1,199,098	$3,756,963

Long-lived asset impairment charge	4,756,898	255,126	5,012,024
Operating expense	2,710,352	985,132	3,695,484
Other (income) expense	274,258	(102,970)	171,288
(Gain) loss on disposal of business	(1,114,709)	286,819	(827,890)

Loss before income taxes	(4,068,934)	(225,009)	(4,293,943)
Provision for income tax (expense) benefit	608,800	191,703	800,503

Loss from discontinued operations, net of tax	$(3,460,134)	$(33,306)	$(3,493,440)

(1)	This division was sold on October 2, 2012 and the financial results reflect operations until such date.
(2)	This division was sold on August 31, 2012 and the financial results reflect operations until such date.

	Year Ended December 31, 2011
	Strategic Services	Intelligence & Insights	Total
Revenue	$12,373,822	$2,050,140	$14,423,962

Long-lived asset impairment charge	—	274,610	274,610
Operating expense	11,445,590	1,673,708	13,119,298
Other (income) expense	1,987	(57,962)	(55,975)

Income before income taxes	926,245	159,784	1,086,029
Provision for income tax (expense) benefit	96,097	—	96,097

Income from discontinued operations, net of tax	$1,022,342	$159,784	$1,182,126

The assets and liabilities classified as held for sale as of December 31, 2011 were as follows:

	December 31, 2011
	Strategic Services	Intelligence & Insights	Total
Accounts receivable, net	$405,697	$291,753	$697,450
Contracts in progress	513,040	—	513,040

Prepaid expenses and other current assets	9,628	59,340	68,968

Current assets held for sale	$928,365	$351,093	$1,279,458

Fixed assets, net	$21,381	$13,754	$35,135
Goodwill	3,386,898	2,743,254	6,130,152
Intangible assets, net	1,673,125	258,686	1,931,811

Non-current assets held for sale	$5,081,404	$3,015,694	$8,097,098

Accounts payable	$—	$36,591	$36,591
Accrued expenses	84,541	25,916	110,457
Accrued bonus	1,444,955	—	1,444,955
Deferred revenue	—	732,386	732,386

Current liabilities held for sale	$1,529,496	$794,893	$2,324,389

Deferred tax liability	$608,800	$191,703	$800,503

Non-current liabilities held for sale	$608,800	$191,703	$800,503

4.	Fair Value Measurements

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

•	Level 3 – Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2012 and 2011 are as follows:

	Fair Value Measurements at December 31, 2012 (1)		Fair Value Measurements at December 31, 2011 (1)
	Using Level 2	Total	Using Level 2	Total
Assets:
Available-for-sale securities	$4,765	$4,765	$55,038	$55,038

Total assets	$4,765	$4,765	$55,038	$55,038

Liabilities:
Derivative liability	$29,000	$29,000	$—	$—

Total liabilities	$29,000	$29,000	$—	$—

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of December 31, 2012 or 2011.

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

The Company classifies its investments in freely tradable equity securities as available-for-sale in accordance with FASB ASC Topic 320 Investments – Debt and Equity Securities and its intentions regarding these instruments. A summary of the estimated fair value of available-for-sale securities is as follows as of December 31, 2012 and 2011.

		Unrealized (1)		Realized Gain/Loss	Fair Value
	Cost	Gain	Loss

As of December 31, 2012	$1,827	$—	$(44,492)	$47,430	$4,765

As of December 31, 2011	$18,100	$37,138	$—	$(200)	$55,038

(1)	The net unrealized gain (loss) is included in operating company equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Proceeds from the sale of available-for-sale securities were approximately $64,000 and $43,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, none of our four total available-for-sale securities was in an unrealized loss position. Gross realized gain (loss) as a result of the sale of available-for-sale securities was approximately $48,000 and $19,000 for the years ended December 31, 2012 and 2011, respectively.

6.	Notes Receivable

The Company had the following notes receivable at December 31, 2012 and 2011:

	December 31,
	2012	2011
$1,500,000 note receivable, principal and interest as 7.00% per annum payable in full on December 31, 2012; collateralized by a security interest in certain property located in Pasco County, Florida and certain marketable equity securities. The Company recorded $104,000 of accrued interest income on the note for each of the years ended December 31, 2012 and 2011, respectively. (1)	$780,000	$1,804,000

$1,329,670 note receivable from IP Tech Ex, due in quarterly installments of principal of $100,000 through August 2014; interest accrues at 5.00% per annum; the balance of principal and interest are payable in full on September 1, 2014; and IP Tech Ex is entitled to a $125,000 reduction in the note balance if all amounts are paid to the Company by May 1, 2013.	1,249,281	—

Total notes receivable	2,029,281	1,804,000
Less current maturities	1,199,611	1,804,000

Non-current portion	$829,670	$—

(1)

The note was not collected on December 31, 2012 and the Company subsequently learned that, despite our related security interest, the property located in Pasco County, Florida had been sold by the State of Florida for property taxes due. The reduction of the Company’s collateral required a write-down of the note receivable to net realizable value. The Company recorded a loss of $1,128,000 related to the write-down of this note for the year ended December 31, 2012.

7.	Fixed Assets

The Company recorded impairment of approximately $900,000 to certain of its land during the year ended December 31, 2011. The commercial real estate market for certain property had taken a significant downturn that was not expected to reverse in the near future. As a result, management determined that the decrease in the fair value of the property was other-than-temporary. The amount of the impairment was determined based on third party valuations of the respective property. This impairment expense is included as a component of impairment loss in the consolidated statements of comprehensive loss.

Fixed assets consist of the following:

	December 31,
	2012	2011

Furniture and Fixtures	$165,568	$165,403
Computer Equipment	316,074	470,972
Leasehold Improvements	—	—
Building	1,854,357	1,854,357
Building Improvements	1,554,742	1,554,742
Land	2,635,120	2,635,120

Total fixed assets	6,525,861	6,680,594
Less: accumulated depreciation	(1,105,723)	(1,082,972)

Fixed assets, net	$5,420,138	$5,597,622

Depreciation expense recorded as a component of continuing operations was approximately $185,000 and $216,000 for the years ended December 31, 2012 and 2011, respectively. Depreciation expense recorded as a component of discontinued operations was approximately $9,000 and $12,000 for the years ended December 31, 2012 and 2011, respectively.

8.	Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350 Intangibles – Goodwill and Other, goodwill is not subject to amortization. Goodwill and indefinite-lived assets are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for impairment by comparing the carrying values of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. The Company generally determines the fair value of its reporting units primarily by comparing the reporting unit to similar business ownership interests that have been sold. The Company also uses comparative price-to-book multiples and other factors to corroborate the reasonableness of the conclusion.

Impairment Recorded at 2011 Year-end

The Company obtained third party valuations to assist in the determination of fair value of our reporting units as of December 31, 2011. As a result of a reduction in fair value of certain of our reporting units, management determined that the implied fair value of our goodwill and intangible assets was less than their respective carrying values. The Company recognized goodwill impairment of $274,610, which is included in loss from discontinued operations in the consolidated statement of comprehensive loss for the year ended December 31, 2011. The Company recognized intangible asset impairment of $269,012, which is included in impairment loss from continuing operations in the consolidated statement of comprehensive loss for the year ended December 31, 2011.

Impairment Recorded During the Second Quarter of 2012

In accordance with Topic 350, management performs interim assessments of goodwill if impairment indicators are present. At the end of the second quarter of 2012, management concluded that its revenue projections for its Strategic Services segment needed to be revised as a result of concerns that the business may not meet its revenue and cash flow projections for the year ending December 31, 2012 due to a diminished backlog that was not expected to turn around in the near term. This conclusion triggered a review for impairment outside of the Company’s next scheduled annual impairment evaluation date of December 31, 2012. Management determined that the goodwill was impaired and the Company recognized goodwill impairment of $3,386,898 during the second quarter of 2012, which is included in loss from discontinued operations in the consolidated statement of comprehensive loss for the year ended December 31, 2012.

In connection with the Company’s decision to sell certain of its operating divisions to IP Tech Ex as discussed in Note 3, the Company recorded goodwill impairment of $255,126 during the second quarter of 2012, which is included in loss from discontinued operations in the consolidated statement of comprehensive loss for the year ended December 31, 2012.

In addition, the Company began discussions to sell certain of its intangible assets related to its strategic services segment. Based on the terms of this discussion, management determined that these intangible assets were impaired. The Company recognized intangible asset impairment of $1,370,000 during the second quarter of 2012, which is included in loss from discontinued operations in the consolidated statement of comprehensive loss for the year ended December 31, 2012.

Impairment Recorded at 2012 Year-end

Due to the significant changes in the Company’s business that occurred during 2012, management was not able to estimate a price-to-book multiple for the impairment test. As such, management used the market capitalization method for its December 31, 2012 impairment analysis. Due to further reduction in the Company’s market capitalization in the fourth quarter, management determined that the implied fair value of its goodwill and intangible assets is less than their carrying values. The Company recorded intangible asset impairment of $2,052,153 during the fourth quarter of 2012, which is included in impairment loss from continuing operations in the consolidated statement of comprehensive loss for the year ended December 31, 2012.

The following table presents goodwill and intangible assets as of December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012			2011 (1)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Trade names/ trademarks/ websites	$—	$—	$—	$364,020	$291,215	$72,805
Proprietary software/ processes/ know-how	320,000	213,318	106,682	2,635,172	1,425,563	1,209,609
Non-compete agreements	36,360	36,360	—	696,934	679,440	17,494
Customer list	250,000	139,986	110,014	2,989,804	1,511,238	1,478,566

Total amortizable intangible assets, net			216,696			2,778,474
Infinite-lived intangible assets:
Trade names			104,627			2,311,842

Total intangible assets, net			$321,323			$5,090,316

Goodwill			$—			$6,130,152

(1)	Amounts include goodwill and intangible assets that were classified as assets held for sale as of December 31, 2011.

The changes to the net carrying value of goodwill by continuing and discontinued operations and by business segment for the years ended December 31, 2012 and 2011 are as follows:

	Continuing Operations		Discontinued Operations	Total
	Strategic Services	Intelligence and Insights Services
Balance as of January 1, 2011	$3,386,898	$3,020,742	$—	$6,407,640
Transfer to discontinued operations	(3,386,898)	(3,020,742)	6,407,640	—
Impairment	—	—	(274,610)	(274,610)
Translation adjustment	—	—	(2,878)	(2,878)

Balance as of December 31, 2011 (1)	—	—	6,130,152	6,130,152
Impairment	—	—	(3,642,024)	(3,642,024)
Translation adjustment	—	—	64,659	64,659
Sale of business	—	—	(2,552,787)	(2,552,787)

Balance as of December 31, 2012	$—	$—	$—	$—

(1)	Amounts include goodwill and intangible assets that were classified as assets held for sale as of December 31, 2011.

The changes to the net carrying value of intangible assets by continuing and discontinued operations and by business segment for the years ended December 31, 2012 and 2011 are as follows:

	Continuing Operations
	Strategic Services	Intelligence and Insights Services	Discontinued Operations	Total
Balance as of January 1, 2011	$5,004,773	$1,170,019	$—	$6,174,792
Transfer to discontinued operations	(1,688,127)	(363,252)	2,051,379	—
Additions	225,172	—	—	225,172
Amortization	(805,580)	(115,488)	(122,453)	(1,043,521)
Impairment	—	(269,012)	—	(269,012)
Translation adjustment	—	—	2,885	2,885

Balance as of December 31, 2011 (1)	2,736,238	422,267	1,931,811	5,090,316
Additions	45,524	—	—	45,524
Amortization	(729,609)	(100,944)	(70,475)	(901,028)
Impairment	(2,052,153)	—	(1,370,000)	(3,422,153)
Translation adjustment	—	—	10,492	10,492
Sale of business	—	—	(501,828)	(501,828)

Balance as of December 31, 2012	$—	$321,323	$—	$321,323

(1)	Amounts include goodwill and intangible assets that were classified as assets held for sale as of December 31, 2011.

Finite-lived intangible assets are being amortized over the estimated useful lives of the respective assets, which range between three and ten years. Amortization expense related to intangible assets recorded as a component of continuing operations was approximately $831,000 and $921,000 for the years ended December 31, 2012 and 2011, respectively. Amortization expense related to intangible assets recorded as a component of discontinued operations was approximately $70,000 and $122,000 for the years ended December 31, 2012 and 2011, respectively.

The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is as follows:

For the years ending December 31,
2013	$100,944
2014	85,730
2015	30,022

Total	$216,696

9.	Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2012	2011
Accrued salaries and related expenses	$178,030	$120,744
Property taxes payable	163,279	78,058
Board of Director fees payable	49,500	41,250
Accrued interest	43,265	44,322
Other	16,197	80,517

Total	$450,271	$364,891

10.	Long-term Debt

The Company had the following long-term debt at December 31, 2012 and 2011:

	December 31,
	2012	2011
$3,000,000 bank note payable, due in monthly installments of $20,436 including principal and interest at 6.50% through April 1, 2013 with a balloon payment due on May 1, 2013; collateralized by the Company’s corporate office building and related land. (2)	$2,747,768	$2,809,199

$1,500,000 note payable, due in monthly installments of interest at 7.00% with principal due in full on October 1, 2015; collateralized by the Company’s corporate office building and undeveloped land in Hillsborough County, Florida.	1,250,000	1,250,000

$1,750,000 note payable, originally due on October 22, 2012; due in quarterly installments of interest in arrears at 8.00%; amended to extend the date of the note; principal payments of $250,000 due on October 22, 2013 and $750,000 on October 22, 2015; collateralized by a security interest in 68% of one of the Company’s subsidiaries, which owns undeveloped land in Hernando County, Florida. (1)	1,000,000	1,250,000

Discount on $1,750,000 note payable and $250,000 note payable.	(106,652)	(106,798)

$600,000 note payable, bank, due in monthly installments of $14,420 including principal and interest at 7.09% through November 2012.	—	155,965

$200,000 secured loan agreement and promissory note, originally due in full by February 15, 2012 including interest at 6.00% and $26,000 in related fees. This note was extended in February 2012 to July 2012.	—	200,000

$250,000 secured loan agreement and promissory note, originally due in full by February 16, 2013 including interest at 15.00%. We are in negotiations to extend the due date of this loan.	250,000	—

Insurance financing, due in monthly installments of up to $12,448 and $13,603 including principal and interest at 4.20% and 5.32% through August 2013 and September 2012, respectively.	92,300	84,073

Total long-term debt	5,233,416	5,642,439
Less current maturities	3,294,896	1,644,664

Non-current portion	$1,938,520	$3,997,775

(1)

The lender agreed to extend the maturity date of the promissory note for which the outstanding balance of $1,250,000 million would otherwise have been due on October 22, 2012 under a second amendment to the promissory note. In accordance with the terms of the amendment, the maturity date of the promissory note has been extended from October 22, 2012 to October 22, 2015. The Company repaid $250,000 of the $1,250,000 due under the promissory note on December 3, 2012 and agreed to repay an additional $250,000 on or before October 22, 2013 and the final $750,000 on or before October 22, 2015. The interest rate payable on amounts outstanding under the promissory note remained unchanged at 8.0% per year and there is no penalty if we pre-pay all or a portion of the promissory note prior to the scheduled repayments dates set forth above. As an inducement for the lender to extend the due date of the note, the Company issued certain warrants to the lender. See the Stock Warrants section of Note 12 for further discussion of these warrants.

(2)	The Company is in negotiations with the lender to have the principal of the note extended.

Payments required for the next five years on the long-term debt balance as of December 31, 2012 are as follows:

For the years ending December 31,
2013	$3,294,896
2014	—
2015	1,938,520

Total	$5,233,416

11.	Derivative Liabilities

In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company has recorded derivative liabilities for certain stock warrants with variable exercise prices. See the Stock Warrants section of Note 12 for further discussion of these warrants. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value at the end of each reporting period, with any increase or decrease in the fair value being recorded as a component of other (income) expense in the consolidated statements of comprehensive loss. The Company recognized a gain (loss) related to the adjustment of these derivatives to fair value of approximately $51,000 and $(151,000) for the years ended December 31, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instrument. The Company employed the following weighted-average assumptions for the Black-Scholes model at December 31, 2012:

Expected dividend yield	0%
Expected volatility	72%
Risk-free interest rate	0.72%
Expected life of options	5.0 years
Fair value per share	$0.095

Warrant Exercise

Effective April 6, 2011, 437,500 of the Company’s $0.01 fully vested common stock warrants were exercised. The derivative liability related to the warrants was adjusted to fair value of approximately $1.3 million on the date of exercise and effectively extinguished through an adjustment to additional paid-in capital.

12.	Equity

Accumulated Other Comprehensive Income

Components comprising the balance in accumulated other comprehensive income for the years ended December 31, 2012 and 2011 are as follows:

	Unrealized gain (loss) from available-for- sale securities		Foreign currency translation adjustment	Accumulated other comprehensive income
Balance at January 1, 2011	$129,040		$18,882	$147,922
Gain (loss) for the year	(91,901)		(2,082)	(93,983)

Balance at December 31, 2011	37,139		16,800	53,939
Gain (loss) for the year	(34,000	) (1)	74,017 (2)	40,017
Reclassification into accumulated deficit in connection with disposal of business	—		(90,817)	(90,817)

Balance at December 31, 2012	$3,139		$—	$3,139

(1)

Other comprehensive loss for the year ended December 31, 2012 per the consolidated statement of comprehensive loss agrees to the gain (loss) for the period related to the unrealized gain (loss) from available-for-sale securities.

(2)	The gain (loss) for the period related to the foreign currency translation adjustment is included in discontinued operations for the year ended December 31, 2012.

Securities Offering

On June 20, 2012, the Company entered into a securities purchase agreement with Messrs. Mark Berset and Bruce Lucas, each a member of the Company’s Board of Directors at the time, pursuant to which the Company agreed to issue them, in a registered offering, 271,740 shares of the Company’s common stock priced at $0.92 per share along with Series A warrants to purchase up to 135,870 shares of common stock with an exercise price of $1.16 per share. The Series A warrants are exercisable for a three-year period commencing on the date of their issuance. If the average closing price of the shares is greater than or equal to $1.16 for any 20 consecutive trading day period after the date the Series A warrants are issued, then the Company may force the holders of the Series A warrants to exercise their warrants. The Company completed the offering and raised gross proceeds of $250,000 before offering expenses. These securities were offered pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission (“SEC”).

On September 27, 2012, the Company entered into a securities purchase agreement with JJJ Family LLLP pursuant to which the Company agreed to issue, in a registered offering, 531,915 shares of its common stock priced at $0.47 per share along with Series B warrants to purchase up to 531,915 shares of common stock with an exercise price of $0.47 per share of common stock. The Series B warrants will be exercisable for a five-year period commencing on the six month anniversary of the date of its issuance. The securities purchase agreement provides the buyer with the right to participate in future offerings of the Company’s securities, in an amount up to $250,000 in each offering, for a period of one year after the date of the sale. These securities were offered pursuant to a registration statement previously filed and declared effective by the SEC. The Company completed the offering and raised gross proceeds of $250,000 before offering expenses.

Other Common Stock Issuances

During the year ended December 31, 2012, the Company issued 282,753 shares of common stock with a value of $182,250 to members of its Board of Directors and certain others in lieu of payment for services rendered.

Stock Warrants

Effective April 6, 2011, 437,500 of the Company’s $0.01 fully vested common stock warrants were exercised. The Company issued 436,013 shares of common stock in the cashless exercise of these warrants.

Effective October 22, 2012, the Company issued Series B warrants to one of the Company’s Lenders. The Lender received (i) warrants to purchase up to 150,000 shares of the Company’s common stock with an exercise price of $0.66 per share; (ii) warrants to purchase up to 75,000 shares of the Company’s common stock with an exercise price of $0.66 per share if and only if the Company’s indebtedness under the Promissory Note has not been repaid in full by October 22, 2013 and (iii) warrants to purchase up to an additional 75,000 shares of the Company’s common stock with an exercise price of $0.66 per share if and only if the Company’s indebtedness under the Promissory Note has not been repaid in full by October 22, 2014. The warrants become exercisable on April 23, 2013 and expire on October 22, 2017.

The Company also has Series A warrants issued in July 2010, to purchase 1,481,481 shares of its common stock outstanding as of December 31, 2012. These warrants are fully vested and have an exercise price of $3.49 per share. The warrants expire in January 2016.

13.	Stock-Based Compensation Plans

In June 2011, the Company’s stockholders approved an amendment and restatement of the Company’s three existing equity compensation plans as one plan, the Innovaro, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). The maximum number of shares available for issuance under the Equity Compensation Plan was 4,626,274, which was the total number of shares available under the then existing Non-Qualified Option Plan, Employee Option Plan and Restricted Stock Plan. The options and restricted stock previously granted under the three then existing equity compensation plans are counted in determining the shares that remain available for issuance under the Equity Compensation Plan. The Compensation Committee of the Company’s Board of Directors determines those officers, employees, directors and consultants of the Company who are eligible to participate in the Equity Compensation Plan.

The options can be granted as incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”) or as options that do not qualify for incentive treatment under Section 422 of the Code. Options are granted at the fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder for which grants are exercisable at 110% of fair market value of the stock on the date of grant. Options generally become fully vested three to four years from the date of grant and expire five to seven years from the date of grant. At December 31, 2012, the Company had 2,402,820 shares available for future stock or option grants under the Equity Compensation Plan.

Stock-based compensation cost recognized during the years ended December 31, 2012 and 2011 includes compensation cost for all grants of stock options and restricted stock based on their respective grant date fair values estimated in accordance with FASB ASC Topic 718 Compensation – Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

Topic 718 requires management to estimate, at the grant date, the number of stock options for which the requisite service is expected to be rendered. The Company applies a forfeiture rate to account for the number of stock options for which the requisite service period is not expected to be rendered. Management revised its estimate of the forfeiture rate of its options in 2009 and 2010 to account for significant variances between the estimated forfeitures and the actual forfeitures. The revision to the forfeiture rate is accounted for as a change in estimate in accordance with FASB ASC Topic 250 Accounting Changes and Error Corrections and the cumulative effect of approximately $178,000, a reduction in stock-based compensation, was recognized for the year ended December 31, 2011. In addition, the revision to the forfeiture rate caused an additional reduction in stock-based compensation of approximately $300,000 and $481,000 for the years ended December 31, 2012 and 2011, respectively. The change in estimate resulted in a beneficial effect of $0.02 and $0.03 per share on the Company’s net loss per share for the years ended December 31, 2012 and 2011, respectively. In connection with these revisions, stock-based compensation for prospective periods will be reduced by approximately $47,000 over the next year.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Expected dividend yield	0%	0%
Expected volatility	78%	53-66%
Risk-free interest rate	0.33%	0.74-1.14%
Expected life of options	4.0 years	4.0 years
Weighted-average grant date fair value	$0.23	$1.02

\

The Company did not have any cash proceeds from the exercise of stock options for the years ended December 31, 2012 and 2011. Total compensation cost related to stock options that was recorded as a component of continuing operations was approximately $192,000 and $293,000 for the years ended December 31, 2012 and 2011, respectively. Total compensation cost related to stock options recorded as a component of discontinued operations was approximately $131,000 and $216,000 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, there was approximately $265,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.

The following table represents stock option activity as of and for the two years ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – January 1, 2011	1,270,167	$4.45
Granted	677,250	$2.19
Exercised	—
Forfeited/cancelled/expired	(640,350)	$4.91

Options Outstanding – December 31, 2011	1,307,067	$3.05	5.6 years	$35,150

Granted	840,000	$0.37
Exercised	—
Forfeited/cancelled/expired	(538,400)	$3.59

Options Outstanding – December 31, 2012	1,608,667	$1.47	5.9 years	$—

Options Exercisable – December 31, 2012	818,417	$1.74	5.8 years	$—

The total grant date fair value of options vested during the years ended December 31, 2012 and 2011 was approximately $264,000 and $423,000, respectively.

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/12	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/12	Weighted Average Exercise Price
$0.275 – $0.77	880,000	$0.39	6.9	417,500	$0.35
$1.16 – $2.40	568,667	$2.08	5.2	270,917	$2.14
$4.00 – $9.30	160,000	$5.26	3.5	130,000	$5.35

	1,608,667	$1.47	5.9	818,417	$1.74

The following table represents restricted stock activity as of and for the two years ended December 31, 2012:

	Number of Shares	Weighted- average Grant Date Fair Value
Restricted Stock Outstanding – January 1, 2011	—
Granted	145,000	$1.19
Vested and stock issued	(20,000)	$0.77
Forfeited	(5,000)	$0.77

Restricted Stock Outstanding – December 31, 2011	120,000	$1.28
Granted	15,000	$0.67
Vested and stock issued	(40,000)	$1.39
Forfeited	(80,000)	$1.22

Restricted Stock Outstanding – December 31, 2012	15,000	$0.67

14.	Other (Income) Expense

Components comprising the balance in other (income) expense from continuing operations for the years ended December 31, 2012 and 2011 are as follows:

	Years Ended December 31,
	2012	2011
Loss (gain) on sale and impairment on investments	$(47,630)	$(18,670)
Dividend income	(315,000)	—
Loss (gain) on derivative liabilities	(51,000)	150,825
Rental income	(376,819)	(317,097)
Other	(61,349)	128,086

Other (income) expense	$(851,798)	$(56,856)

15.	Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision on operations, excluding income tax expense (benefit) on realized gains (losses) and unrealized appreciation (depreciation) of investments for 2012 and 2011 are as follows:

	Years Ended December 31,
	2012	2011
Current:
Federal	$—	$—
State	—	—
Foreign	—	—

	$—	$—

Deferred:
Federal	$(647,386)	$(163,017)
State	(69,118)	(17,404)
Foreign	(235,230)	(49,722)

	(951,734)	(230,143)

Provision for income taxes	$(951,734)	$(230,143)

Provision for income taxes, discontinued operations	$(800,503)	$(96,097)

Provision for income taxes, continuing operations	$(151,231)	$(134,046)

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Years Ended December 31,
	2012	2011

Tax at US statutory rate	$(3,621,145)	$(1,764,521)
State taxes, net of federal benefit	(386,610)	(188,389)
Foreign rate differential	(98,840)	11,456
Stock options	104,939	126,905
Gain/loss on derivative liabilities	(19,191)	(302,263)
Impairment and amortization of intangible assets	1,805,972	—

Other items	618,504	55,471

	(1,596,371)	(2,061,341)

Change in valuation allowance	644,637	1,831,198

Provision for income taxes	$(951,734)	$(230,143)

Provision for income taxes, discontinued operations	$(800,503)	$(96,097)

Provision for income taxes, continuing operations	$(151,231)	$(134,046)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforward	$11,658,628	$11,861,250
Capital loss carryforward	6,982,469	7,085,790
Investments	2,602,310	2,660,439
Accrued expenses	56,383	534,451
Other	1,599,734	976,059

Total deferred tax assets	22,899,524	23,117,989
Valuation allowance	(22,816,613)	(22,171,976)

Total deferred tax assets, net of valuation allowance	82,911	946,013
Deferred tax liabilities
Intangible assets	(120,913)	(1,808,553)
Revenue recognition	—	(128,002)

Total deferred tax liabilities	(120,913)	(1,936,555)

Net deferred tax liability	$(38,002)	$(990,542)

Net deferred tax liability related to discontinued operations	$—	(800,503)

Net deferred tax liability related to continuing operations	$(38,002)	$(190,039)

The Company is currently subject to examination by federal and state taxing authorities for 2009 and subsequent years.

FASB ASC Topic 740 Income Taxes requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management previously determined that it was more likely than not that the Company’s net operating loss and capital loss carryforwards would not be utilized in the future. Accordingly, a valuation allowance of $22.8 million and $22.2 million was recorded for 2012 and 2011, respectively.

The Company has the following U.S. net operating loss carryforwards available as of December 31, 2012:

Expiration Date	Amount
2021	$753,000
2022	371,000
2023	1,645,000
2024	69,000
2025	3,835,000
2026	0
2027	5,076,000
2028	5,397,000
2029	7,343,000
2030	3,706,000
2031	565,000
2032	1,457,000

$30,217,000

The Company has the following U.S. capital loss carryforwards available as of December 31, 2012:

Expiration Date	Amount
2013	$860,000
2014	16,669,000
2015	843,000
2016	77,000
2017	107,000

$18,556,000

16.	Segment Reporting

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

The Company sold the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions during the third quarter of 2012. These divisions operated out of the United States and the United Kingdom as part of the Intelligence and Insights Services segment. In addition, the Company sold its Strategos division, which operated out of the United States as part of the Strategic Services segment, during the fourth quarter of 2012. See Note 3 for further discussion of the sale of these divisions. The Company has reflected the operations of the operations of these divisions as discontinued operations for all periods presented. As a result, revenue and loss from continuing operations before income taxes shown below do not include amounts related to these divisions.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Discontinued Operations	Total
Long-lived assets as of December 31, 2012	$—	$5,741,461	$—	$5,741,461
Total assets as of December 31, 2012	—	8,469,342	—	8,469,342
Long-lived assets as of December 31, 2011	—	8,756,127	8,097,098	16,853,225
Total assets as of December 31, 2011	4,633	11,398,410	9,363,222	20,766,265

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Year Ended December 31, 2012
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$530,834	$—	$530,834
Loss from continuing operations before income taxes	—	(209,152)	(6,448,238)	(6,657,390)
Loss from discontinued operations, net of tax	(3,460,134)	(33,306)	—	(3,493,440)

	For the Year Ended December 31, 2011
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$435,425	$—	$435,425
Loss from continuing operations before income taxes	—	(529,225)	(5,707,670)	(6,236,895)
Income from discontinued operations, net of tax	1,022,342	159,784	—	1,182,126

17.	Employee Benefit Plan

On February 1, 2009, the Company adopted the UTEK Corporation 401k Plan (the “401k Plan”). The 401k Plan allows employees who satisfy the service requirements of the 401k Plan, which include being 21 years of age and having three months of service, to contribute pre-tax wages to the 401k Plan, subject to legal limits. The Company’s contributions, which vest immediately, match 100% of the first 3%, and 50% of the second 2%, of compensation contributed by employees. Total 401k Plan expense that was recorded as a component of continuing operations was approximately $16,000 and $22,000 for the years ended December 31, 2012 and 2011, respectively. Total 401k Plan expense recorded as a component of discontinued operations was approximately $45,000 and $86,000 for the years ended December 31, 2012 and 2011, respectively. The 401k Plan was terminated at the end of 2012.

18.	Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013 and provide for various renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense recorded as component of continuing operations was approximately $104,000 and $46,000 for the years ended December 31, 2012 and 2011, respectively. Lease expense recorded as component of discontinued operations was approximately $94,000 and $130,000 for the years ended December 31, 2012 and 2011, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

For the years ending December 31,
2013	$65,620
2014	43,146

$108,766

19.	Related Party Transactions

During the year ended December 31, 2012, the company sold three of its operating divisions to IP Tech Ex for $2,000,000. See Note 3 for further discussion of this transaction. Ms. Wright, the Company’s Chief Financial Officer, directly owns a 7% interest in IP Tech Ex. Mr. Reiber, the Company’s general counsel, indirectly owns a 7% ownership position. Neither party holds a seat on the Company’s Board of Directors, nor do they have a role in managing the Company. The price established by the Company’s Board of Directors for the three divisions was based on a separate letter of intent previously submitted to the Company for the same three divisions. The Company has a note receivable from IP Tech Ex for the remaining unpaid balance of $1,249,281 including accrued interest at 5% per annum.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Auditors

The Registrant (the “Company”) has been advised that, effective January 1, 2013, Pender Newkirk & Company LLP (“Pender Newkirk”) has discontinued its audit practice and that the partners and employees of Pender Newkirk have joined the firm of Warren Averett, LLC. Warren Averett will serve as the Company’s principal independent auditing firm. The decision to retain Warren Averett as the Company’s principal independent auditing firm has been approved by the Company’s Board of Directors (and Audit Committee).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company’s limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with the accounting principles generally accepted in the United States of America.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Specifically, our Chief Financial Officer handles almost all the accounting issues of the Company because we recently terminated the remaining accounting staff as part of the overall downsizing of the Company. Management feels that this change materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors may be found under the caption “NOMINEES” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end. Information about our executive officers may be found under the caption “EXECUTIVE OFFICERS” in the Proxy Statement. Information about the audit committee may be found under the captions “MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES” and “MEMBERSHIP ON BOARD COMMITTEES” in the Proxy Statement. Information about beneficial ownership may be found under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. All of the aforementioned information is incorporated herein by reference.

Code of Business Conduct and Ethics for Directors and Employees

We have adopted a Code of Business Conduct and Ethics for all of our directors and employees, including our Chief Executive Officer and Chief Financial Officer. We have posted a copy of our Code of Business Conduct and Ethics on our Internet website. Any waivers of the Code of Business Conduct and Ethics must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on our Internet website. Our Internet address is www.innovaro.com.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following Financial Statements of Innovaro, Inc. are contained in Item 8 of this Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011;

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011;

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2012 and 2011;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firms.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934:

3.1	Certificate of Incorporation, dated July 6, 1999, as filed and recorded with the Secretary of State of the State of Delaware on July 13, 1999. (Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.2	Certificate of Amendment to Certificate of Incorporation, dated October 14, 1999, as filed and recorded with the Secretary of State of the State of Delaware on October 15, 1999. (Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.3	By-Laws of UTEK Corporation. (Incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form N-2 (File No. 333-93913) filed on December 30, 1999.)

3.4	Certificate of Amendment to Certificate of Incorporation dated July 23, 2001, as filed and recorded with the Secretary of State of the State of Delaware on July 24, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on April 1, 2002.)

3.5	Certificate of Amendment to Certificate of Incorporation dated June 12, 2007, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 6, 2007.)

3.6	Certificate of Amendment to By-Laws dated February 26, 2008. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed on March 10, 2009.)

3.7	Certificate of Amendment to Certificate of Incorporation dated July 8, 2010, as filed and recorded with the Secretary of State of the State of Delaware on July 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on November 12, 2010.)

4.1	Form of Series A Warrants to Securities Purchase Agreement dated as of July 8, 2010. (Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on July 9, 2010.)

4.2	Form of Series A Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012.)

4.3	Form of Series B Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2012.)

10.1	Innovaro Equity Compensation Plan. (Incorporated by reference to the Company’s Proxy Statement filed on April 20, 2011.)

10.2	Employment Agreement between UTEK Corporation and Sam Reiber dated February 5, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2010.)

10.3	Employment Offer Letter for Chief Executive Officer position between Innovaro, Inc. and Asa Lanum dated April 18, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2011.)

10.4	Note and Warrant Purchase Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2009.)

10.5	$1,750,000 Promissory Note between UTEK Corporation, UTEK Real Estate Holdings, Inc. and Gators Lender, LLC dated October 22, 2009. (Incorporated by Reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 28, 2009.)

10.6	Warrant Agreement between UTEK Corporation and Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibits 10.3 to the Company’s Form 8-K filed on October 28, 2009.)

10.7	Absolute Guaranty of Payment and Performance by Cortez 114, LLC, Ybor City Group, Inc., 22nd Street of Ybor City, Inc., ABM of Tampa Bay, Inc. and UTEK Europe, Ltd. in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 28, 2009.)

10.8	Mortgage and Security Agreement by Cortez, LLC for the benefit of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 28, 2009.)

10.9	Environmental Indemnity Agreement by UTEK Corporation, UTEK Real Estate Holdings, Inc. and Cortez 114, LLC in favor of Gators Lender, LLC dated October 22, 2009. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 28, 2009.)

10.10	Substitution of Collateral Agreement among UTEK Corporation, UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 5, 2010.)

10.11	Membership Interest Pledge Agreement among UTEK Real Estate Holdings, Inc., Cortez 114, LLC and Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 5, 2010.)

10.12	Amended and Restated Promissory Note made by UTEK Real Estate Holdings, Inc. in favor of Gators Lender, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 5, 2010.)

10.13	Release of Mortgage by Gators Lender, LLC for the benefit of Cortez 114, LLC dated February 26, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 5, 2010.)

10.14	$3,000,000 Promissory Note between Ybor City Group, Inc. and The Bank of Tampa dated May 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 22, 2010.)

10.15	$1,500,000 Mortgage and $1,500,000 Mortgage Note between Ybor City Group, Inc. and Jacob M. Buchman, Trustee dated September 30, 2005. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 22, 2010.)

10.16	Note and Mortgage Modification Agreement between Ybor City Group, Inc., 22nd Street of Ybor City, Inc., and ABM of Tampa Bay, Inc. and Jacob M. Buchman, Trustee dated February 16, 2007. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 22, 2010.)

10.17	Limited Liability Company Agreement for Verdant Ventures Advisors, LLC dated April 14, 2010 by among Verdant Ventures Managers, LLC, Silicon Prairie Partners, LLC and UTEK Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 10, 2010.)

10.18	Securities Purchase Agreement dated July 8, 2010 by and among UTEK Corporation and three institutional investors. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2010.)

10.19	Form of Amendment to Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on July 9, 2010.)

10.20	Amendment to the Amended and Restated Stock Purchase Agreement dated December 3, 2010 by and among Strategos, Inc. and Innovaro, Inc. (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on March 30, 2011.)

10.21	Promissory Note and Assignment and Security Agreement between Innovaro, Inc and Mark Berset dated December 27, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed on March 30, 2011.)

10.22	Securities Purchase Agreement by and among Innovaro, Inc. and Mark Berset and Bruce Lucas dated as of June 20, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2012.)

10.23	Asset Purchase Agreement between Innovaro, Inc., Innovaro Europe, Ltd. and IP Technology Exchange, Inc. dated September 12, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 14, 2012.)

10.24	Securities Purchase Agreement by and among Innovaro, Inc. and JJJ Family LLLP dated as of September 27, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2012.)

10.25	Asset Purchase Agreement between Innovaro, Inc., Strategos, Inc., Gary Getz and Ian Pallister dated October 2, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2012.)

10.26	Form of Separation and Release Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 12, 2012.)

10.27	Technology License Agreement between Innovaro, Inc. and Strategos, Inc. dated October 2, 2012. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 12, 2012.)

10.28	First Amendment to Note and Warrant Purchase Agreement, effective as of October 22, 2012, between Innovaro, Inc. and Gators Lender, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 28, 2012.)

10.29	Warrant Agreement dated as of October 22, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 28, 2012.)

11.1	Computation of per share earnings is included in Item 8 of this Form 10-K.

21.1*	List of subsidiaries of Innovaro, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2013.

INNOVARO, INC.

By:	/s/ ASA LANUM
Asa Lanum
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ ASA LANUM Asa Lanum	Chief Executive Officer and Chairman (Principal Executive Officer)	April 15, 2013

/s/ CAROLE R. WRIGHT Carole R. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2013

/s/ JOHN MICEK John Micek	Director	April 15, 2013

/s/ MARK BERSET Mark Berset	Director	April 15, 2013

/s/ MARK RADCLIFFE Mark Radcliffe	Director	April 15, 2013