Form 10-Q
period 2013-03-31
Innovaro, Inc.
filed 2013-05-15
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 1, 2013, there were 16,150,952 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Innovaro, Inc.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$67,621	$75,910
Accounts receivable, net	95,574	250,426
Trading securities	259,464	—
Available-for-sale securities	2,383	4,765
Prepaid expenses and other assets	109,498	188,567
Current portion of note receivable and accrued interest	1,480,000	1,199,611

Total current assets	2,014,540	1,719,279
Cost method investments	17,216	86,784
Equity method investments	22,000	92,148
Note receivable and accrued interest	—	829,670
Fixed assets, net	5,376,086	5,420,138
Intangible assets, net	296,087	321,323

Total assets	$7,725,929	$8,469,342

LIABILITIES
Current liabilities:
Accounts payable	$789,053	$723,211
Accrued expenses	488,359	450,271
Deferred revenue	205,399	250,936
Current maturities of long-term debt	3,271,830	3,294,896

Total current liabilities	4,754,641	4,719,314
Long-term debt, less current maturities	1,945,919	1,938,520
Derivative liability	6,000	29,000
Deferred tax liability	38,002	38,002

Total liabilities	6,744,562	6,724,836

Commitments and contingencies	—	—

EQUITY
Innovaro stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 29,000,000 shares authorized; 16,165,952 shares issued; 16,150,952 shares outstanding	161,510	161,510
Additional paid-in capital	87,837,692	87,796,900
Accumulated deficit	(87,244,871)	(86,445,142)
Accumulated other comprehensive income	757	3,139

Total Innovaro stockholders’ equity	755,088	1,516,407
Noncontrolling interest	226,279	228,099

Total equity	981,367	1,744,506

Total liabilities and equity	$7,725,929	$8,469,342

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$151,308	$78,166

Expenses:
Direct costs of revenue	116,882	180,768
Salaries and wages	184,257	210,582
Professional fees	49,282	65,618
Research and development	74,625	100,263
Sales and marketing	19,312	20,399
General and administrative	184,423	313,814
Depreciation and amortization	69,084	261,395

	697,865	1,152,839

Other (income) and expense:
Other (income) expense	132,528	(120,920)
Interest expense, net	122,463	106,670

	254,991	(14,250)

Loss from continuing operations before income taxes	(801,548)	(1,060,423)
Provision for income tax expense (benefit)	—	—

Loss from continuing operations	(801,548)	(1,060,423)
Loss from discontinued operations, net of tax	—	(247,151)

Net loss	$(801,548)	$(1,307,574)

Net loss attributable to noncontrolling interest	(1,820)	(1,886)

Net loss attributable to Innovaro stockholders	$(799,728)	$(1,305,688)

Net loss	$(801,548)	$(1,307,574)
Other comprehensive income (loss):
Unrealized (loss) gain from available-for-sale securities	(2,382)	5,588

Comprehensive loss	$(803,930)	$(1,301,986)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.07)
Income (loss) from discontinued operations	—	(0.02)

Net loss	$(0.05)	$(0.09)

Weighted average shares outstanding: Basic and diluted	16,150,952	15,064,544

See accompanying notes

Innovaro, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss	$(801,548)	$(1,307,574)
Less: Loss from discontinued operations, net of tax	—	(247,151)

Loss from continuing operations	(801,548)	(1,060,423)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	69,084	261,395
Amortization of debt discount from investor warrants	38,414	32,944
Loss on write-down of note receivable to net realizable value	489,437	—
Loss (gain) on sale and impairment of investment securities	(232,123)	(12,803)
Loss (gain) on derivative liabilities	(23,000)	—
Stock-based compensation	40,791	46,478
Other	204	58,040
Changes in operating assets and liabilities:
Accounts receivable	154,852	(11,257)
Prepaid expenses and other assets	63,913	(45,275)
Deferred revenue	(45,537)	295,234
Accounts payable and accrued expenses	103,930	344,089

Net cash flows from operating activities of continuing operations	(141,583)	(91,578)

Investing Activities:
Payments on notes receivable	75,000	—
Capital expenditures	—	(1,189)
Capitalization of software development costs	—	(45,525)
Proceeds from sale of investment securities	112,375	16,236

Net cash flows from investing activities of continuing operations	187,375	(30,478)

Financing Activities:
Payments on long-term debt	(54,081)	(101,032)

Net cash flows from financing activities of continuing operations	(54,081)	(101,032)

Net cash flows from continuing operations	(8,289)	(223,088)

Net cash flows from discontinued operations	—	117,167

Decrease in cash	(8,289)	(105,921)
Cash at beginning of period	75,910	268,170

Cash at end of period	$67,621	$162,249

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$—	$—

Cash paid for interest	$103,767	$115,731

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities	$(2,382)	$5,588

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited, but includes all adjustments, which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

The Company

Innovaro is The Innovation Solutions Company focused on delivering innovation solutions to our clients through a combination of software and associated services as well as information for strategic decision making. Innovaro offers software to ensure the success of any innovation project, regardless of the size or intent. The Company’s LaunchPad software provides an integrated innovation environment, and intelligence and insights services provide any business with the innovation support they need to drive success. These services are provided primarily from the Company’s offices in the United States.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations. The Company incurred a net loss of $(801,548) and $(9,999,599) for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. In addition, the Company has a working capital deficit of $(2,740,101) and an accumulated deficit of $(87,244,871) as of March 31, 2013. These factors raise doubt about the Company’s ability to continue as a going concern.

The Company’s primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries. Its primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of its investments and common stock.

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collections of its existing receivables, the proceeds from sales of its investments and the sale of certain of the Company’s common stock. Given the Company’s cash position, working capital deficit and expected revenues in the near term, the Company does not expect that it will be able to fund its current scheduled debt service payments of $3.3 million and its operating requirements for the next twelve months. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and it may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company. The Company is currently negotiating to refinance the debt on the corporate office building of approximately $2,700,000, which is included in current maturities of long term debt at March 31, 2013.

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

On January 1, 2013, the Company acquired 100% ownership of an entity as a result of an assignment and transfer of certain collateral shares held in the entity. The Company has consolidated this entity as of January 1, 2013. The entity has no operations, or any liabilities, and the only asset held by the entity relates to certain marketable securities. The securities have a readily determinable fair value, and the Company’s intent is to sell the securities in the near term to generate profits. The Company has classified the securities as trading securities.

2.	Significant Accounting Policies

Trading Securities

Trading securities include equity securities that the Company intends to sell in the near term to generate profits. Trading securities are carried at fair value in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of other (income) expense in the consolidated statements of comprehensive income.

The Company recognized a gain (loss) on trading securities of $302,000 during the three months ended March 31, 2013, of which $(25,000) was related to securities sold during the period and $327,000 was related to securities held at March 31, 2013.

Equity Method Investments

Equity method investments were considered for impairment at March 31, 2013. The Company determined that the equity method investment had suffered a decline in fair value below that of its respective carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its equity method investment of approximately $70,000 for the three months ended March 31, 2013, which is included as a component of other (income) expense in the consolidated statements of comprehensive loss. There was no impairment for the three months ended March 31, 2012.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended March 31
	2013	2012
Weighted average outstanding shares of common stock	16,150,952	15,064,544
Dilutive effect of stock options, warrants and unvested shares of restricted stock	—	—

Common stock and common stock equivalents	16,150,952	15,064,544

Shares excluded from calculation of diluted EPS (1)	3,601,018	2,874,048

(1)	These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of having incurred a net loss during the periods presented.

Financial Instruments

The Company’s financial instruments consist of investments, cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of cash, accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt is not materially different from its carrying value of $5,217,749 and $5,233,416 as of March 31, 2013 and December 31, 2012, respectively.

Concentrations of Credit Risk

Financial instruments that the Company holds with significant credit risk include cash and investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured as of March 31, 2013.

Recent Accounting Pronouncements

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

In February 2013, the FASB issued an accounting standards update that requires presentation for reclassification adjustments from accumulated other comprehensive income into net income in a single note or on the face of the financial statements. The Company has adopted the amendments in this standard effective in the first quarter of 2013. Adoption of this standard did not have a significant effect on the Company’s consolidated financial statements.

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

3.	Discontinued Operations

Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions

Pursuant to an asset purchase agreement dated September 12, 2012, the Company sold the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions to IP Technology Exchange, Inc. (“IP Tech Ex”) effective as of August 31, 2012. These divisions operated out of the United States and the United Kingdom as part of the Company’s intelligence and insights services segment. Under the terms of the original agreement, the Company was receive $2,000,000, consisting of (i) a lump-sum payment of $600,000 upon closing, (ii) the assumption of approximately $70,000 of debt relating to the divisions, (iii) quarterly payments of $100,000 through August 2014, and (iv) payment of the remaining balance on September 1, 2014. In addition, IP Tech Ex was entitled to a $125,000 reduction in the purchase price if all amounts were paid to the Company by May 1, 2013.The outstanding balance accrues interest at 5% per annum.

On May 13, 2013, the Company’s Board of Directors approved a reduction to the balance of the note receivable from IP Tech Ex in return for the acceleration of the payments on the note. IP Tech Ex agreed to make a $500,000 payment in May 2013 and a $200,000 in February 2014 in full satisfaction of the note. Accordingly, the Company recorded a loss of approximately $489,000 during the first quarter of 2013 related to the write-down of this note to its net realizable value of approximately $700,000.

Strategic Services operating division

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

The Company has reflected the operations of these divisions as discontinued operations in the consolidated statements of comprehensive loss for the three months ended March 31, 2012. Substantially all the cash flows from discontinued operations for all periods presented relate to operating activities, and accordingly, the Company has presented cash flows from discontinued operations as a single line item in the consolidated statements of cash flows.

The summary financial results of discontinued operations are as follows:

	Three Months Ended March 31, 2012
	Strategic Services	Intelligence & Insights	Total
Revenue	$743,671	$434,477	$1,178,148

Long-lived asset impairment charge	—	—	—
Operating expense	1,018,265	377,769	1,396,034
Other (income) expense	28,106	—	28,106

Income (loss) before income taxes	(302,700)	56,708	(245,992)
Provision for income tax (expense) benefit	—	(1,159)	(1,159)

Income (loss) from discontinued operations, net of tax	$(302,700)	$55,549	$(247,151)

4.	Fair Value Measurements

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

•	Level 3—Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurements at March 31, 2013 (1)			Fair Value Measurements at December 31, 2012 (1)
	Level 1	Level 2	Total	Level 2	Total
Assets:
Trading securities	$259,464	$—	$259,464	$—	$—
Available-for-sale securities	—	2,383	2,383	4,765	4,765

Total assets	$259,464	$2,383	$261,847	$4,765	$4,765

Liabilities:
Derivative liability	$—	$6,000	$6,000	$29,000	$29,000

Total liabilities	$—	$6,000	$6,000	$29,000	$29,000

(1)

The Company did not have any assets or liabilities measured at fair value using Level 3 of the fair value hierarchy as of March 31, 2013. The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of December 31, 2012.

The Company’s investments in trading securities are classified within Level 1 of the fair value hierarchy. The value of these equity interests in public companies are based on quoted market prices for identical instruments in an active market. The Company utilizes the market approach in determining the fair value of these securities.

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

5.	Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2013	December 31, 2012
Accrued salaries and related expenses	$200,332	$178,030
Property taxes payable	182,081	163,279
Board of Director fees payable	49,500	49,500
Accrued interest	38,610	43,265
Other	17,836	16,197

Total	$488,359	$450,271

6.	Other (Income) Expense

Other (income) expense is comprised of the following:

	Three Months Ended March 31,
	2013	2012
Loss (gain) on sale and impairment of investments	$(232,123)	$(12,803)
Loss on write-down of note receivable to net realizable value	489,437	—
Loss (gain) on derivative liabilities	(23,000)	—
Rental income	(88,015)	(100,775)
Other	(13,771)	(7,342)

Other (income) expense	$132,528	$(120,920)

7.	Segment Reporting

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

The Company sold certain of its operating divisions during the year ended December 31, 2012. See Note 3 for further discussion of the sale of these divisions. Accordingly, the Company has reflected the operations of these divisions as discontinued operations for the three months ended March 31, 2012. As a result, revenue and income (loss) from continuing operations before income taxes shown below for the three months ended March 31, 2012 do not include amounts related to these divisions.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets as of March 31, 2013	$—	$5,672,173	$5,672,173
Total assets as of March 31, 2013	1,350	7,724,579	7,725,929
Long-lived assets as of December 31, 2012	—	5,741,461	5,741,461
Total assets as of December 31, 2012	3,064	8,466,278	8,469,342

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended March 31, 2013
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$151,308	$—	$151,308
Income (loss) from continuing operations before income taxes	—	24,280	(825,828)	(801,548)

	For the Three Months Ended March 31, 2012
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$—	$78,166	$—	$78,166
Income (loss) from continuing operations before income taxes	—	(84,060)	(976,363)	(1,060,423)
Income (loss) from discontinued operations, net of tax	(302,700)	55,549	—	(247,151)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Discontinued Operations

During 2012, we made the strategic decision to divest of our Strategic Services division and a large portion of our Intelligence and Insights services including the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions. The sale allows us to focus our investments on sales and marketing to promote the growth of our software and innovation solutions businesses, which we believe offer significant growth opportunities. Further, we expect the sale will strengthen our balance sheet and help provide us with the financial wherewithal to extend our software capabilities and deliver additional solutions. Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. Presentation for the three months ended March 31, 2012 has been reclassified to conform to this new presentation.

Significant Developments

On January 1, 2013, we acquired 100% ownership of an entity as a result of an assignment and transfer of certain collateral shares held in the entity. We have consolidated this entity as of January 1, 2013. The entity has no operations, or any liabilities, and the only asset held by the entity relates to certain marketable securities. The securities have a readily determinable fair value, and the Company’s intent is to sell the securities in the near term to generate profits. We have classified the securities as trading securities.

Subsequent to the end of the current quarter on May 13, 2013, our Board of Directors approved a reduction to the balance of the note receivable from IP Tech Ex in return for the acceleration of the payments on the note. IP Tech Ex agreed to make a $500,000 payment in May 2013 and a $200,000 in February 2014 in full satisfaction of the note. Accordingly, we recorded a loss of approximately $489,000 during the first quarter of 2013 related to the write-down of this note to its net realizable value of approximately $700,000.

Financial Condition

Our total assets were $7.7 million and $8.5 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had $68,000 in cash, $96,000 in accounts receivable, $1.3 million in accounts payable and accrued expenses, and $5.2 million in total debt outstanding. As of December 31, 2012, we had $76,000 in cash, $250,000 in accounts receivable, $1.2 million in accounts payable and accrued expenses, and $5.2 million in total debt outstanding. As of March 31, 2013, we had a working capital deficit of $(2.7) million and an accumulated deficit of $(87.2) million.

Results of Operations

Revenue

Our revenue is derived from a combination of global technology licensing services, online marketplace fees, foresight and trend research revenue and IP consulting revenue. Our revenue increased by $73,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012. The increased revenue results from an increase in the number of customers utilizing our online services and additional custom projects completed in 2013.

We expect that our revenue will remain consistent with the first quarter of 2013 for the remainder of 2013.

Direct Costs of Revenue

Direct costs of revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to our intelligence and insights services business. Direct costs of revenue decreased by $64,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012 due to a reduction in sales staff and the elimination of the sales manager position.

We expect that our direct costs of revenue will remain consistent with the first quarter of 2013 for the remainder of 2013.

Salaries and Wages

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation that are not otherwise allocated to direct costs of revenue. Salaries and wages decreased by $26,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012. The decrease is primarily related to a decrease in officer salaries and a decrease in stock compensation expense.

We expect that our salaries and wages will decrease over the first quarter of 2013 due to the resignation of our general counsel.

Professional Fees

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $16,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012, primarily as a result of a reduction in accounting and valuation fees offset by a slight increase in legal fees in the first quarter of 2013.

We expect that our professional fees will remain consistent with the first quarter of 2013 for the remainder of 2013.

Research and Development

Research and development expense includes outside services and other costs related to the continued development of our LaunchPad software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $26,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012. The decrease is related to scaling back the amount of resources allocated to the development of LaunchPad.

We expect that our research and development expense will decrease over the first quarter of 2013 for the remainder of 2013.

Sales and Marketing

Sales and marketing expense includes advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expense remained flat for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

We expect that our sales and marketing expense will increase over the first quarter of 2013 for the remainder of 2013.

General and Administrative

General and administrative expense decreased by $129,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease primarily relates to a $22,000 reduction in insurance and other employee related costs due to having fewer employees and a $95,000 decrease in outside services.

We expect that our general and administrative expense will decrease over the first quarter of 2013 for the remainder of 2013.

Depreciation and Amortization

Depreciation and amortization decreased by $192,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012. Amortization expense decreased by $187,000 as a result of the impairment charges related to our intangible assets that were incurred in 2012.

We expect that our depreciation and amortization will remain consistent with the first quarter of 2013 for the remainder of 2013.

Other (Income) Expense

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, capital gains and losses and other miscellaneous income (losses). Other (income) expense changed by $253,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012. The net other expense of $133,000 for the three months ended March 31, 2013 is comprised primarily of a loss on write down of a note receivable to net realizable value of $489,000 partially offset by a capital gain of $232,000 related to our trading securities, rental income of $88,000, a gain of $23,000 related to adjusting our derivative liabilities and miscellaneous income of $14,000. The net other income of $121,000 for the three months ended March 31, 2012 is comprised primarily of rental income of $101,000, a capital gain of $13,000 and miscellaneous income of $7,000.

Interest Expense, Net

Interest expense, net increased by $15,000 for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2013. The net interest expense of $122,000 for the three months ended March 31, 2012 is primarily comprised of interest expense on long-term debt of $99,000 and amortization of our debt discount of $38,000, partially offset by interest income on our note receivable of $15,000. The net interest expense of $107,000 for the three months ended March 31, 2012 is primarily comprised of interest expense on long-term debt of $100,000 and amortization of our debt discount of $33,000, partially offset by interest income on our note receivable of $26,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of ($142,000) for the three months ended March 31, 2013 decreased $50,000 from ($92,000) for the three months ended March 31, 2012. Total cash flows from operations of $(142,000) in the current period are primarily attributable to:

•	$802,000 net operating loss;

•	$46,000 decrease in deferred revenue;

•	$232,000 gain on sale and impairment of investment securities; and

•	$23,000 gain on derivative liabilities.

Partially offset by:

•	$107,000 in non-cash depreciation and amortization;

•	$489,000 in loss on write down of note receivable;

•	$41,000 in non-cash stock-based compensation expense related to vesting options;

•	$155,000 decrease in accounts receivable;

•	$64,000 decrease in prepaid expense and other assets; and

•	$104,000 increase in accounts payable and accrued expenses.

Cash flows from investing activities of $187,000 for the three months ended March 31, 2013 increased $217,000 from $(30,000) for the three months ended March 31, 2012. Total cash flows from investing activities of $187,000 are attributable to payments received on notes receivable of $75,000 and proceeds of $112,000 received from sale of investment securities.

Cash flows from financing activities of ($54,000) for the three months ended March 31, 2013 increased $47,000 from $(101,000) for the three months ended March 31, 2012. Total cash flows from financing activities of $(54,000) are related to principal payments on long-term debt.

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. As of March 31, 2013, we had invested $2.7 million in this software platform. We expect to incur approximately $250,000 expenditures for the development and refinement of the software platform during 2013.

Liquidity

We incurred a net loss of $(802,000) and $(10.0) million for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. In addition, we have a working capital deficit of $(2.7) million and an accumulated deficit of $(87.2) million as of March 31, 2013. These factors raise doubt about our ability to continue as a going concern.

Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries and bonuses. Our primary sources of funds are cash received from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash balances, cash generated from operations, collections of our existing receivables and the proceeds for the sales of our investments. Given our cash position, working capital deficit and expected revenues in the near term, we do not expect that we will be able to fund our scheduled debt service payments of $3.3 million and our operating requirements for the next twelve months. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and sell assets, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us. We are currently negotiating to refinance the debt on the corporate office building of approximately $2.7 million, which is included in current maturities of long-term debt at March 31, 2013.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. We consider the following accounting policies and related estimates to be critical as they require the most subjective judgment or involve uncertainty that could have a material impact on our financial statements. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2012 have not been remediated. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of March 31, 2013, we were not a party to any material pending legal proceedings.

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

INNOVARO, INC.
(Registrant)

Date: May 15, 2013	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: May 15, 2013	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer