Form 10-Q
period 2013-06-30
Innovaro, Inc.
filed 2013-08-14
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

_____________________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On August 1, 2013, there were 16,150,952 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2013	2012
Current assets:	(unaudited)
Cash	$86,773	$75,910
Accounts receivable, net	98,961	250,426
Available-for-sale securities	1,191	4,765
Prepaid expenses and other assets	97,917	188,567
Current portion of note receivable and accrued interest	676,000	1,199,611
Total current assets	960,842	1,719,279
Cost method investments	17,216	86,784
Equity method investments	22,000	92,148
Note receivable and accrued interest	300,000	829,670
Fixed assets, net	4,903,547	5,420,138
Intangible assets, net	270,851	321,323
Total assets	$6,474,456	$8,469,342
LIABILITIES
Current liabilities:
Accounts payable	$803,489	$723,211
Accrued expenses	549,509	450,271
Deferred revenue	212,007	250,936
Current maturities of long-term debt	2,989,785	3,294,896
Total current liabilities	4,554,790	4,719,314
Long-term debt, less current maturities	1,951,694	1,938,520
Derivative liability	6,000	29,000
Deferred tax liability	38,002	38,002
Total liabilities,	6,550,486	6,724,836
Commitments and contingencies	-	-

EQUITY
Innovaro stockholders’ equity (deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value, 29,000,000 shares authorized; 16,165,952 shares issued; 16,150,952 shares outstanding	161,510	161,510
Additional paid-in capital	87,895,917	87,796,900
Accumulated deficit	(88,357,481)	(86,445,142)
Accumulated other comprehensive (loss) income	(435)	3,139
Total Innovaro stockholders’ equity (deficit)	(300,489)	1,516,407
Noncontrolling interest	224,459	228,099
Total equity (deficit)	(76,030)	1,744,506
Total liabilities and equity (deficit)	$6,474,456	$8,469,342

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$94,461	$148,750	$245,769	$226,916
Expenses:
Direct costs of revenue	96,018	184,484	212,900	365,252
Salaries and wages	186,214	194,402	370,471	404,984
Professional fees	19,224	91,082	68,506	156,700
Research and development	36,000	139,988	110,625	240,251
Sales and marketing	6,239	19,959	25,551	40,358
General and administrative	181,347	375,020	365,770	688,834
Depreciation and amortization	66,722	249,855	135,806	511,250
Impairment loss	450,000	-	450,000	-
	1,041,764	1,254,790	1,739,629	2,407,629
Other (income) and expense:
Other (income) expense	66,804	(234,784)	199,332	(355,704)
Interest expense, net	100,324	107,829	222,787	214,499
	167,128	(126,955)	422,119	(141,205)

Loss from continuing operations before income taxes	(1,114,431)	(979,085)	(1,915,979)	(2,039,508)
Provision for income tax expense (benefit)	-	-	-	-
Loss from continuing operations	(1,114,431)	(979,085)	(1,915,979)	(2,039,508)
Loss from discontinued operations, net of tax	-	(3,887,999)	-	(4,135,150)

Net loss	$(1,114,431)	$(4,867,084)	$(1,915,979)	$(6,174,658)

Net loss attributable to the noncontrolling interest	(1,820)	(2,977)	(3,640)	(4,163)
Net loss attributable to Innovaro stockholders	$(1,112,611)	$(4,864,107)	$(1,912,339)	$(6,170,495)
Net loss	(1,114,431)	(4,867,084)	(1,915,979)	(6,174,658)
Other comprehensive loss:
Unrealized loss from available for sale securities	(322)	(37,801)	(2,704)	(32,213)

Comprehensive loss	$(1,114,753)	$(4,904,885)	$(1,918,683)	$(6,206,871)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.06)	$(0.12)	$(0.13)
Loss from discontinued operations	-	(0.26)	-	(0.27)
Net loss	$(0.07)	$(0.32)	$(0.12)	$(0.40)

Weighted average shares outstanding: Basic and diluted	16,150,952	15,174,780	16,150,952	15,119,662

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(1,915,979)	(6,174,658)
Less: Loss from discontinued operations, net of tax	-	(4,135,150)

Loss from continuing operations	(1,915,979)	(2,039,508)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	135,806	511,250
Amortization of debt discount from investor warrants	45,062	65,889
Stock issued for services	-	97,499
Loss on write-down of notes receivable	593,437	-
Realized gain on trading securities	(253,419)
Loss (gain) on sale and impairment of equity and available-for-sale securities	70,148	(47,630)
Gain on derivative liabilities	(23,000)	-
Fixed asset impairment	450,000	-
Stock-based compensation	99,017	189,580
Other	204	54,605
Changes in operating assets and liabilities:
Accounts receivable	151,465	(46,233)
Prepaid expenses and other assets	94,712	(6,423)
Deferred revenue	(38,929)	123,456
Accounts payable and accrued expenses	179,516	421,060
Net cash flows from operating activities of continuing operations	(411,960)	(676,455)

Investing Activities:
Payments on notes receivable	475,000	-
Capital expenditures	(18,947)	(661)
Capitalization of software development costs	-	(45,525)
Proceeds from sale of securities	322,987	63,903
Net cash flows from investing activities of continuing operations	779,040	17,717

Financing Activities:
Net proceeds from stock offering	-	231,830
Payments on long-term debt	(356,217)	(285,552)
Net cash flows from financing activities of continuing operations	(356,217)	(53,722)

Net cash flows from continuing operations	10,863	(712,460)

Net cash flows from discontinued operations	-	1,014,691

Increase in cash	10,863	302,231
Cash at beginning of period	75,910	268,170
Cash at end of period	$86,773	$570,401

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$-	$-
Cash paid for interest	$178,391	$231,067

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Unrealized gain (loss) from available-for-sale securities	$(3,574)	$(32,213)

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012 is unaudited, but includes all adjustments, which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations.  The Company incurred a net loss of $(1.9) million and $(10.0) million for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. In addition, the Company has a working capital deficit of $(3.6) million and an accumulated deficit of $(88.4) million as of June 30, 2013. These factors raise doubt about the Company’s ability to continue as a going concern.

The Company’s primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries. Its primary sources of funds are cash received from collections of notes receivable, payments from customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of its investments and common stock.

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collections of its existing receivables, the proceeds from sales of its investments and the sale of certain of the Company’s common stock. Given the Company’s cash position, working capital deficit and expected revenues in the near term, the Company does not expect that it will be able to fund its current scheduled debt service payments of $3.0 million and its operating requirements for the next twelve months. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and it may be unable to take any of these actions on satisfactory terms or in a timely manner.  Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company. The Company has negotiated a one year extension of the debt on the corporate office building of approximately $2,700,000, which is included in current maturities of long term debt at June 30, 2013.

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

On January 1, 2013, the Company acquired 100% ownership of an entity as a result of an assignment and transfer of certain collateral shares held in the entity. The Company has consolidated this entity as of January 1, 2013. The entity has no operations, or any liablities, and the only asset held by the entity relates to certain marketable securities. The securities have a readily determinable fair value, and the Company's intent is to sell the securities in the near term to generate profits. The Company has classified the securities as trading securities. As of June 30, 2013, all securities in this entity were sold.

2. Significant Accounting Policies

Trading Securities

Trading securities include equity securities that the Company intends to sell in the near term to generate profits. Trading securities are carried at fair value in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of other (income) expense in the consolidated statements of comprehensive loss.

The Company recognized a (loss) gain on trading securities of $(49,000) and $253,000 during the three months and six months ended June 30, 2013, respectively. As of June 30, 2013, all trading securities were sold.

Equity Method Investments

Equity method investments were considered for impairment at June 30, 2013. There was no additional impairment for the three months ended June 30, 2013. At March 31, 2013, the Company determined that the equity method investment had suffered a decline in fair value below that of its respective carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its equity method investment of approximately $70,000 for the six months ended June 30, 2013, which is included as a component of other (income) expense in the consolidated statements of comprehensive loss. There was no impairment for the three and six months ended June 30, 2012.

Software Development Costs

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-20 Costs of Software to Be Sold, Leased or Marketed , requires companies to expense all software development costs incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. In addition, costs incurred to enhance existing software products or after the general release of the product are required to be expensed as incurred as research and development costs.

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

Components of basic and diluted per share data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average outstanding shares of common stock	16,150,952	15,174,780	16,150,952	15,119,662
Dilutive effect of stock options, warrants and unvested shares of restricted stock	-	-	-	-
Common stock and common stock equivalents	16,150,952	15,174,780	16,150,952	15,119,662
Shares excluded from calculation of diluted EPS (1)	4,251,018	2,992,918	4,251,018	2,992,918

(1)

These shares attributable to outstanding stock options, warrants and unvested restricted stock were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, primarily as a result of having incurred a net loss during the periods presented.

Financial Instruments

The Company’s financial instruments consist of investments, cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of cash, accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt is not materially different from its carrying value of $4.9 million and $5.2 million as of June 30, 2013 and December 31, 2012, respectively.

Concentrations of Credit Risk

Financial instruments that the Company holds with significant credit risk include cash and investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured as of June 30, 2013.

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

The Company's management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board ("FASB") (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company's current or future consolidated financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with FASB ASC Topic 275 Risks and Uncertainties requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates relate to the valuation and impairment of certain investments, stock-based compensation, and the valuation and impairment of fixed assets and intangible assets. Actual results could differ from those estimates.

3. Discontinued Operations

Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions

Pursuant to an asset purchase agreement dated September 12, 2012, the Company sold the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions to IP Technology Exchange, Inc. (“IP Tech Ex”) effective as of August 31, 2012. These divisions operated out of the United States and the United Kingdom as part of the Company’s intelligence and insights services segment. Under the terms of the original agreement, the Company was receive $2,000,000, consisting of (i) a lump-sum payment of $600,000 upon closing, (ii) the assumption of approximately $70,000 of debt relating to the divisions, (iii) quarterly payments of $100,000 through August 2014, and (iv) payment of the remaining balance on September 1, 2014. In addition, IP Tech Ex was entitled to a $125,000 reduction in the purchase price if all amounts were paid to the Company by May 1, 2013.The outstanding balance accrued interest at 5% per annum.

The Company’s Board of Directors approved a reduction to the balance of the note receivable from IP Tech Ex in return for the acceleration of the payments on the note. IP Tech Ex agreed to make a $400,000 payment in May 2013 and a $300,000 in December 2014 in full satisfaction of the note. Accordingly, the Company recorded a loss of approximately $489,000 during the first quarter of 2013 related to the write-down of this note to its net realizable value of approximately $700,000. The outstanding balance will accrue interest at 5% per annum. During the quarter ended June 30, 2013, the Company received the first $400,000 payment on the note balance.

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

The Company has reflected the operations of these divisions as discontinued operations in the consolidated statements of comprehensive loss for the three and six months ended June 30, 2012. Substantially all the cash flows from discontinued operations for all periods presented relate to operating activities, and accordingly, the Company has presented cash flows from discontinued operations as a single line item in the consolidated statements of cash flows.

The summary financial results of discontinued operations are as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Strategic Services	Intelligence & Insights	Strategic Services	Intelligence & Insights
Revenue	$1,734,860	$516,756	$2,478,531	$951,233
Long-lived asset impairment charge	(4,756,898)	(255,126)	(4,756,898)	(255,126)
Operating expense	(1,287,267)	(314,371)	(2,305,532)	(692,140)
Other income (loss)	(38,901)	134	(67,007)	134
Income (loss) before income taxes	(4,348,206)	(52,607)	(4,650,906)	4,101
Provision for income tax (expense) benefit	515,531	(2,717)	515,531	(3,876)
Income (loss) from discontinued operations, net of tax	$(3,832,675)	$(55,324)	$(4,135,375)	$225

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

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.
●

Level 2—Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

●	Level 3—Unobservable inputs for the asset or liability.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at June 30, 2013 (1)		Fair Value Measurements at December 31, 2012 (1)
	Using Level 2	Total	Using Level 2	Total
Assets:
Available-for-sale securities	$1,191	$1,191	$4,765	$4,765
Total assets	$1,191	$1,191	$4,765	$4,765

Liabilities:
Derivative liability	$6,000	$6,000	$29,000	$29,000
Total liabilities	$6,000	$6,000	$29,000	$29,000

(1)   The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of June 30, 2013 and December 31, 2012.

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

5. Fixed Assets

In the process of refinancing the mortgage on the Corporate Headquarters, the Company had a third party valuation of the property. As a result of the valuation, management determined that there was a decrease in the fair value of the property. Management determined that the decrease in the fair value of the property was other-than-temporary. Therefore, the Company recorded impairment of $450,000 during the second quarter of 2013. This impairment expense is included as a component of impairment loss in the consolidated statements of operations for the three and six months ended June 30, 2013.

6. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30,	December 31,
	2013	2012
Accrued salaries and related expenses	$225,005	$178,030
Property taxes payable	200,883	163,279
Board of Director fees payable	49,500	49,500
Accrued interest	57,755	43,265
Other	16,366	16,197
Total	$549,509	$450,271

7. Other (Income) Expense

Components comprising the balance in other (income) expense from continuing operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Gain) Loss on sale and impairment of investments	$-	$(34,827)	$70,148	$(47,630)
Realized loss (gain) on trading securities	48,852	-	(253,419)	-
Loss on write-down of notes receivable to net realizable value	104,000	-	593,437	-
Dividend income	-	(57,500)	-	(57,500)
Loss on derivative liabilities	-	-	(23,000)	-
Rental income	(75,543)	(102,417)	(163,558)	(203,192)
Other	(10,505)	(40,040)	(24,276)	(47,382)
Other (income) expense	$66,804	$(234,784)	$199,332	$(355,704)

8. Segment Reporting

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

The Company sold certain of its operating divisions during the year ended December 31, 2012. See Note 3 for further discussion of the sale of these divisions. Accordingly, the Company has reflected the operations of these divisions as discontinued operations for the three and six months ended June 30, 2012. As a result, revenue and income (loss) from continuing operations before income taxes shown below for the three and six months ended June 30, 2012 do not include amounts related to these divisions.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets as of June 30, 2013	$-	$5,174,398	$5,174,398
Total assets as of June 30, 2013	678	6,473,778	6,474,456
Long-lived assets as of Dec 31, 2012	-	5,741,461	5,741,461
Total assets as of Dec 31, 2012	3,064	8,466,278	8,469,342

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended June 30, 2013
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$-	$94,461	$-	$94,461
Income (loss) from continuing operations before income taxes	-	(9,498)	(1,104,933)	(1,114,431)

		For the Three Months Ended June 30, 2012
		Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue		$-	$148,750	$-	$148,750
Income (loss) from continuing operations before income taxes		-	85,392	(1,064,477)	(979,085)
Income (loss) from discontinued operations, net of tax	(1)	(3,832,675)	(55,324)	-	(3,887,999)

	For the Six Months Ended June 30, 2013
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$-	$245,769	$-	$245,769
Income (loss) from continuing operations before income taxes	-	14,781	(1,930,760)	(1,915,979)

		For the Six Months Ended June 30, 2012
		Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue		$-	$226,916	$-	$226,916
Income (loss) from continuing operations before income taxes		-	77,270	(2,116,778)	(2,039,508)
Income (loss) from discontinued operations, net of tax	(1)	(4,135,375)	225	-	(4,135,150)

(1)	The Company recognized a $4,756,898 impairment loss for the strategic services business segment during the three and six months ended June 30, 2012.

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

Discontinued Operations

During 2012, we made the strategic decision to divest of our Strategic Services division and a large portion of our Intelligence and Insights services including the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions. The sale allows us to focus our investments on sales and marketing to promote the growth of our software and innovation solutions businesses, which we believe offer significant growth opportunities. Further, we expect the sale will strengthen our balance sheet and help provide us with the financial wherewithal to extend our software capabilities and deliver additional solutions. Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. Presentation for the three and six months ended June 30, 2012 has been reclassified to conform to this new presentation.

Significant Developments

On January 1, 2013, we acquired 100% ownership of an entity as a result of an assignment and transfer of certain collateral shares held in the entity. We have consolidated this entity as of January 1, 2013. The entity has no operations, or any liabilities, and the only asset held by the entity relates to certain marketable securities. The securities have a readily determinable fair value, and the Company’s intent is to sell the securities in the near term to generate profits. We classified the securities as trading securities. As of June 30, 2013, all trading securities were sold.

The Company’s Board of Directors approved a reduction to the balance of the note receivable from IP Tech Ex in return for the acceleration of the payments on the note. IP Tech Ex agreed to make a $400,000 payment in May 2013 and a $300,000 in December 2014 in full satisfaction of the note. Accordingly, the Company recorded a loss of approximately $489,000 during the first quarter of 2013 related to the write-down of this note to its net realizable value of approximately $700,000. The outstanding balance will accrue interest at 5% per annum. During the quarter ended June 30, 2013, the Company received the first $400,000 payment on the note balance.

Financial Condition

Our total assets were $6.5 million and $8.5 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had $87,000 in cash, $99,000 in accounts receivable, $1.4 million in accounts payable and accrued expenses, and $4.9 million in total debt outstanding. As of December 31, 2012, we had $76,000 in cash, $250,000 in accounts receivable, $1.2 million in accounts payable and accrued expenses, and $5.2 million in total debt outstanding. As of June 30, 2013, we had a working capital deficit of $(3.6) million and an accumulated deficit of $(88.4) million.

Results of Continuing Operations

Revenue

Intelligence and Insights Services

Our intelligence and insights services revenue is derived from foresight and trend research revenue. Our intelligence and insights services revenue decreased by $54,000 for the three months ended June 30, 2013 in comparison to the three months ended June 30, 2012. The decreased revenue results from a decrease in the number of custom projects completed in three months ended June 30, 2013. Our intelligence and insights services revenue increased by $19,000 for the six months ended June 30, 2013 in comparison to the six months ended June 30, 2012. The increased revenue results from an increase in the number of customers utilizing our online services and additional custom projects completed in the first quarter of 2013.

We expect that our intelligence and insights services revenue will remain consistent with the first half of 2013 for the remainder of 2013.

Direct Costs of Revenue

Direct costs of revenue - intelligence and insights services are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to our intelligence and insights services business. Direct costs of revenue - intelligence and insights services decreased by $88,000 and $152,000 for the three and six months ended June 30, 2013, respectively in comparison to the three and six months ended June 30, 2012, due to a reduction in sales staff and the elimination of the sales manager position.

We expect that our direct costs of revenue - intelligence and insights services will remain consistent with the first half of 2013 for the remainder of 2013.

Salaries and Wages

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation that are not otherwise allocated to direct costs of revenue.  Salaries and wages decreased by $8,000 and $35,000 for the three and six months ended June 30, 2013, respectively in comparison to the three and six months ended June 30, 2012 The decrease is primarily related to a decrease in officer salaries and a decrease in stock compensation expense.

We expect that our salaries and wages will decrease over the first half of 2013 due to the resignation of our general counsel.

Professional Fees

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $72,000 and $88,000 for the three and six months ended June 30, 2013, respectively in comparison to the three and six months ended June 30, 2012, primarily as a result of a reduction in audit and legal fees due to our limited operations.

We expect that our professional fees will remain consistent with the first half of 2013 for the remainder of 2013.

Research and Development

Research and development expense includes outside services and other costs related to the continued development of our LaunchPad software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $104,000 and $130,000 for the three and six months ended June 30, 2013, respectively in comparison to the three and six months ended June 30, 2012. The decrease is related to scaling back the amount of resources allocated to the development of LaunchPad.

We expect that our research and development expense will remain consistent with the first half of 2013 for the remainder of 2013.

Sales and Marketing

Sales and marketing expense includes advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expense decreased by $14,000 and $15,000 for the three and six months ended June 30, 2013, respectively in comparison to the three and months ended June 30, 2012 due to our limited ability to attend conferences.

We expect that our sales and marketing expense will remain consistent with the first half of 2013 for the remainder of 2013.

General and Administrative

General and administrative expense decreased by $194,000 for the three months ended June 30, 2013 in comparison to the three months ended June 30, 2012. The decrease primarily relates to a $169,000 reduction in outside services, a $13,000 reduction in insurance and other employee related costs due to having fewer employees, and a $10,000 reduction in rent expense. General and administrative expense decreased by $323,000 for the six months ended June 30, 2013 in comparison to the six months ended June 30, 2012. The decrease primarily relates to a $240,000 reduction in outside services, and a $23,000 reduction in bad debt expense, a $13,000 reduction in insurance and other employee related costs due to having fewer employees, and a $42,000 reduction in rent and building expenses.

We expect that our general and administrative expense will remain consistent with the first half of 2013 for the remainder of 2013.

Depreciation and Amortization

Depreciation and amortization expense decreased by $183,000 and $375,000 for the three and six months ended June 30, 2013, respectively. Amortization expense decreased by $176,000 and $364,000 for the three and six months ended June 30, 2013, respectively as a result of the impairment charges related to our intangible assets that were incurred in 2012. Depreciation expense decreased by $7,000 and $11,000, respectively for the three and six months ended June 30, 2013.

We expect that our depreciation and amortization will remain consistent with the first half of 2013 for the remainder of 2013.

Impairment Loss

In the process of refinancing the mortgage on the Corporate Headquarters, the Company had a third party valuation of the property. As a result of the valuation, management determined that there was a decrease in the fair value of the property. Management determined that the decrease in the fair value of the property was other-than-temporary. Therefore, the Company recorded impairment of $450,000 during the second quarter of 2013. This impairment expense is included as a component of impairment loss in the consolidated statements of operations for the three and six months ended June 30, 2013.

Other (Income) Expense

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, investment gains and losses and other miscellaneous income (losses). Other (income) expense decreased by $302,000 and $555,000 for the three and six months ended June 30, 2013, respectively. The net other expense of $67,000 for the three months ended June 30, 2013 is comprised primarily of an investment net loss of $153,000 related to our notes receivable and investments partially offset by rental income of $76,000, and miscellaneous income of $11,000. The net other expense of $199,000 for the six months ended June 30, 2013 is comprised primarily of a loss on write down of a note receivable of $593,000, partially offset by rental income of $164,000, investment net income of $183,000, a gain of $23,000 related to adjusting our derivative liabilities and miscellaneous income of $24,000.

Interest Expense, Net

Interest expense, net decreased by $7,000 for the three months ended June 30, 2013 in comparison to the three months ended June 30, 2012. The net interest expense of $100,000 for the three months ended June 30, 2013 is primarily comprised of interest expense on debt of $94,000 and amortization of our debt discount of $6,000. The net interest expense of $107,000 for the three months ended June 30, 2012 is primarily comprised of interest expense on debt and other payables of $100,000 and amortization of our debt discount of $33,000, partially offset by interest income on our note receivable of $26,000.

Interest expense, net increased by $8,000 for the six months ended June 30, 2013 in comparison to the six months ended June 30, 2012. The net interest expense of $223,000 for the three months ended June 30, 2013 is primarily comprised of interest expense on debt of $193,000 and amortization of our debt discount of $45,000, partially offset by interest income on our note receivable of $15,000. The net interest expense of $215,000 for the six months ended June 30, 2012 is primarily comprised of interest expense on debt and other payables of $201,000 and amortization of our debt discount of $66,000, partially offset by interest income on our note receivable of $52,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of ($412,000) for the six months ended June 30, 2013 increased $264,000 from ($676,000) for the six months ended June 30, 2012. Total cash flows from operations of ($412,000) in the current period are primarily attributable to:

•	$1.9 million net operating loss;

•	$253,000 realized gain on trading securities;

•	$39,000 decrease in deferred revenue; and

•	$23,000 gain on derivative liabilities.

Partially offset by:

•	$181,000 in non-cash depreciation and amortization;

•	$593,000 in loss on write down of notes receivable;

•	$70,000 loss on impairment of investment securities

•	$450,000 loss on impairment of fixed assets

•	$99,000 in non-cash stock-based compensation expense related to vesting options;

•	$151,000 decrease in accounts receivable;

•	$95,000 decrease in prepaid expense and other assets; and

•	$180,000 increase in accounts payable and accrued expenses.

Cash flows from investing activities of $779,000 for the six months ended June 30, 2013 increased $761,000 from $18,000 for the six months ended June 30, 2012. Total cash flows from investing activities of $779,000 for the six months ended June 30, 2013 are primarily attributable to $475,000 in collection of notes receivable and $323,000 in proceeds from sale of securities.

Cash flows from financing activities of ($356,000) for the six months ended June 30, 2013 decreased $(302,000) from $(53,000) the six months ended June 30, 2012. Total cash flows from financing activities of $(356,000) for the six months ended June 30, 2013 are related to principal payments on long-term debt.

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. As of June 30, 2013, we had invested $2.7 million in this software platform. We expect to incur approximately $200,000 expenditures for the development and refinement of the software platform during 2013.

Liquidity

We incurred a net loss of $(1.9) million and $(10.0) million for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. In addition, we have a working capital deficit of $(3.6) million and an accumulated deficit of $(88.4) million as of June 30, 2013. These factors raise doubt about the Company’s ability to continue as a going concern Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries and bonuses. Our primary sources of funds are cash received from collections of notes receivable, customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash balances, cash generated from operations, collections of our existing receivables and the proceeds for the sales of our investments. Given our cash position, working capital deficit and expected revenues in the near term, we do not expect that we will be able to fund our scheduled debt service payments of $3.0 million and our operating requirements for the next twelve months. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and sell assets, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us. We have negotiated a one year extension of the debt on the corporate office building of approximately $2.7 million which is included in current maturities of long term debt at June 30, 2013.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. We consider the following accounting policies and related estimates to be critical as they require the most subjective judgment or involve uncertainty that could have a material impact on our financial statements. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2013.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Internal Control over Financial Reporting

During the six months ended June 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2012 have not been remediated. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

Part II. Other Information

ITEM 1. Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of June 30, 2013, we were not a party to any material pending legal proceedings.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following exhibits are filed with this report on Form 10-Q:

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVARO, INC.
(Registrant)

Date: August 14, 2013	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: August 14, 2013	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer