Form 10-Q
period 2013-09-30
Innovaro, Inc.
filed 2013-11-12
CIK 1098482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 1, 2013, there were 16,150,952 shares outstanding of registrant’s common stock, $0.01 par value.

INNOVARO, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INNOVARO, INC.

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$16,919	$75,910
Accounts receivable, net	179,710	250,426
Available-for-sale securities	1,191	4,765
Prepaid expenses and other assets	101,399	188,567
Current portion of note receivable and accrued interest	676,000	1,199,611
Total current assets	975,219	1,719,279
Cost method investments	17,216	86,784
Equity method investments	22,000	92,148
Note receivable and accrued interest	304,982	829,670
Fixed assets, net	4,914,965	5,420,138
Intangible assets, net	245,615	321,323
Total assets	$6,479,997	$8,469,342
LIABILITIES
Current liabilities:
Accounts payable	$928,958	$723,211
Accrued expenses	570,374	450,271
Deferred revenue	207,471	250,936
Current maturities of long-term debt	3,167,570	3,294,896
Total current liabilities	4,874,373	4,719,314
Long-term debt, less current maturities	1,958,391	1,938,520
Derivative liabilities	114,658	29,000
Deferred tax liability	38,002	38,002
Total liabilities	6,985,424	6,724,836
Commitments and contingencies	-	-

EQUITY
Innovaro stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value, 29,000,000 shares authorized; 16,165,952 shares issued; 16,150,952 shares outstanding	161,510	161,510
Additional paid-in capital	87,963,591	87,796,900
Accumulated deficit	(88,852,732)	(86,445,142)
Accumulated other comprehensive (loss) income	(435)	3,139
Total Innovaro stockholders’ (deficit) equity	(728,066)	1,516,407
Noncontrolling interest	222,639	228,099
Total (deficit) equity	(505,427)	1,744,506
Total liabilities and equity (deficit)	$6,479,997	$8,469,342

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$168,420	$190,416	$414,189	$417,334
Expenses:
Direct costs of revenue	134,772	177,273	347,672	542,525
Salaries and wages	154,767	169,959	525,238	574,943
Professional fees	51,110	97,255	119,616	253,955
Research and development	52,500	94,637	163,125	334,888
Sales and marketing	34,987	5,499	60,538	45,857
General and administrative	180,749	250,448	546,519	939,282
Depreciation and amortization	63,414	246,908	199,220	758,157
Impairment loss	-	-	450,000	-
	672,299	1,041,979	2,411,928	3,449,607
Other (income) and expense:
Other (income) expense	(121,665)	(156,406)	77,667	(512,110)
Interest expense, net	114,857	100,662	337,644	315,161
	(6,808)	(55,744)	415,311	(196,949)

Loss from continuing operations before income taxes	(497,071)	(795,819)	(2,413,050)	(2,835,324)
Provision for income tax expense (benefit)	-	-	-	-
Loss from continuing operations	(497,071)	(795,819)	(2,413,050)	(2,835,324)
Loss from discontinued operations, net of tax	-	(601,634)	-	(4,736,786)

Net loss	(497,071)	(1,397,453)	(2,413,050)	(7,572,110)

Net loss attributable to the noncontrolling interest	(1,820)	(1,886)	(5,460)	(6,049)
Net loss attributable to Innovaro stockholders	(495,251)	(1,395,567)	(2,407,590)	(7,566,061)
Net loss	(497,071)	(1,397,453)	(2,413,050)	(7,572,110)
Other comprehensive loss	(870)	(1,310)	(3,574)	(33,523)

Comprehensive loss	$(497,941)	$(1,398,763)	$(2,416,624)	$(7,605,633)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.15)	$(0.19)
Loss from discontinued operations, net of tax	-	(0.04)	-	(0.31)
Net loss	$(0.03)	$(0.09)	$(0.15)	$(0.50)

Weighted average shares outstanding: Basic and diluted	16,150,952	15,458,040	16,150,952	15,233,278

See accompanying notes

INNOVARO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30
	2013	2012
Operating Activities:
Net loss	$(2,413,050)	(7,572,110)
Less: Loss from discontinued operations, net of tax	-	(4,736,786)

Loss from continuing operations	(2,413,050)	(2,835,324)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	199,220	758,157
Amortization of debt discount from investor warrants	70,364	98,831
Stock issued for services	-	97,499
Financing costs	37,000	-
Loss on write-down of notes receivable	593,437	-
Realized gain on trading securities	(253,419)
Loss (gain) on sale and impairment of equity and available-for-sale securities	70,148	(47,630)
Gain on derivative liabilities	(35,842)	-
Fixed asset impairment	450,000	-
Stock-based compensation	129,691	262,767
Other	204	52,036
Changes in operating assets and liabilities:
Accounts receivable	70,716	(15,292)
Prepaid expenses and other assets	86,248	9,644
Deferred revenue	(43,465)	35,600
Accounts payable and accrued expenses	325,850	422,963
Net cash flows from operating activities of continuing operations	(712,898)	(1,160,749)

Investing Activities:
Payments on notes receivable	475,000	-
Capital expenditures	(60,395)	(661)
Capitalization of software development costs	-	(45,525)
Proceeds from disposal of business	-	600,000
Proceeds from sale of securities	322,987	63,903
Net cash flows from investing activities of continuing operations	737,592	617,717

Financing Activities:
Net proceeds from stock offering	-	223,286
Proceeds from line of credit	240,000	-
Proceeds from debt financing	75,000	-
Payments on long-term debt	(398,685)	(457,909)
Net cash flows from financing activities of continuing operations	(83,685)	(234,623)

Net cash flows from continuing operations	(58,991)	(777,655)

Net cash flows from discontinued operations	-	823,272

(Decrease) Increase in cash	(58,991)	45,617
Cash at beginning of period	75,910	268,170
Cash at end of period	$16,919	$313,787

Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company disposed of its Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions. In conjunction with the disposal, the Company received the following consideration:

Cash received		$600,000
Note receivable received		1,329,670
Liabilities assumed by buyer		70,330
Total sale price		$2,000,000

Debt discount recorded	$121,500	$-

Unrealized gain (loss) from available-for-sale securities	$(3,574)	$(33,523)

Supplemental Disclosures of Cash Flow Information

Cash paid for taxes	$-	$-

Cash paid for interest	$228,017	$398,213

See accompanying notes

INNOVARO, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Interim Financial Information

The financial information for Innovaro, Inc. (the “Company”, “we”, “us” or “Innovaro”) as of September 30, 2013 and for the three months and nine months ended September 30, 2013 and 2012 is unaudited, but includes all adjustments, which, in the opinion of management are necessary in order to make the consolidated financial statements not misleading at such dates and for those periods. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations.  The Company incurred a net loss of $(2,413,050) and $(9,999,599) for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. In addition, the Company has a working capital deficit of $(3,899,154) and an accumulated deficit of $(88,852,732) as of September 30, 2013. These factors raise doubt about the Company’s ability to continue as a going concern.

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

The Company currently intends to fund its liquidity needs, including its software development costs, with existing cash balances, cash generated from operations, collections of its existing receivables, the proceeds from sales of its investments and the sale of certain of the Company’s common stock. Given the Company’s cash position, working capital deficit and expected revenues in the near term, the Company does not expect that it will be able to fund its current scheduled debt service payments of $3,167,570 and its operating requirements for the next twelve months. The Company is exploring opportunities for obtaining a credit facility, as well as selling equity securities. In addition, the Company has the capability to delay all cash intensive activities, including its software development costs, and will look to reduce costs further. However, if such measures prove inadequate, the Company could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and it may be unable to take any of these actions on satisfactory terms or in a timely manner.  Further, any of these actions may not be sufficient to allow the Company to service its debt obligations or may have an adverse impact on its business. The failure to generate sufficient cash from operations could have a material adverse effect on the Company.

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

On January 1, 2013, the Company acquired 100% ownership of an entity as a result of an assignment and transfer of certain collateral shares held in the entity. The Company has consolidated this entity as of January 1, 2013. The entity has no operations, or any liabilities, and the only asset held by the entity relates to certain marketable securities, which the Company classified as trading securities. The Company sold all of these securities to generate profits during the nine months ended September 30, 2013

2. Significant Accounting Policies

Trading Securities

Trading securities include equity securities that the Company intends to sell in the near term to generate profits. Trading securities are carried at fair value in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of other (income) expense in the consolidated statements of comprehensive loss.

The Company recognized a gain on trading securities of $253,419 during the nine months ended September 30, 2013, respectively. All of the Company’s trading securities have been sold as of September 30, 2013.

Equity Method Investments

At March 31, 2013, the Company determined that the equity method investment had suffered a decline in fair value below that of its carrying amounts and this decline was determined to be other-than-temporary. The Company recognized a loss on impairment of its equity method investment of $70,148 for the nine months ended September 30, 2013, which is included as a component of other (income) expense in the consolidated statements of comprehensive loss.

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

Earnings per Share (EPS)

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding plus the potential dilutive effect of outstanding stock options, warrants and unvested shares of restricted stock. The calculation of diluted earnings per share does not include 7,749,681 shares of outstanding stock options, warrants and unvested restricted stock for the three and nine months ended September 30, 2013 and 2,992,918 shares of outstanding stock options, convertible debt warrants and unvested restricted stock for the three and nine months ended September 30, 2012, because their inclusion would have been anti-dilutive, primarily as a result of having incurred a net loss during the periods presented.

Financial Instruments

The Company’s financial instruments consist of investments, cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of cash, accounts receivable, accounts payable and certain accrued expenses approximate their carrying amounts in the consolidated balance sheets due to the short-term nature of such instruments. The estimated fair value of the Company’s long-term debt is not materially different from its carrying value of $5,125,961 and $5,233,416 as of September 30, 2013 and December 31, 2012, respectively.

Concentrations of Credit Risk

Financial instruments that the Company holds with significant credit risk include cash and investments. The Company maintains its cash with high credit quality financial institutions in the United States and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured as of September 30, 2013.

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

The Company’s management does not believe that any recent codified pronouncements by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with FASB ASC Topic 275 Risks and Uncertainties requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates relate to the valuation and impairment of certain investments, stock-based compensation, and the valuation of fixed assets and intangible assets. Actual results could differ from those estimates.

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

The Company has reflected the operations of these divisions as discontinued operations in the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012. Substantially all the cash flows from discontinued operations for all periods presented relate to operating activities, and accordingly, the Company has presented cash flows from discontinued operations as a single line item in the consolidated statements of cash flows.

The summary financial results of discontinued operations are as follows:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Strategic Services	Intelligence & Insights	Strategic Services	Intelligence & Insights
Revenue	$22,004	$247,866	$2,500,534	$1,199,098
Long-lived asset impairment charge	-	-	(4,756,898)	(255,126)
Operating expense	(405,953)	(271,469)	(2,711,484)	(963,610)
Other income (loss)	(102,163)	10	(169,170)	144
Loss on disposal of business	-	(87,539)	-	(87,539)
Loss before income taxes	(486,112)	(111,132)	(5,137,018)	(107,033)
Provision (benefit) for income tax expense	-	(4,390)	515,531	(8,266)
Loss from discontinued operations, net of tax	$(486,112)	$(115,522)	$(4,621,487)	$(115,299)

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at September 30, 2013 (1)		Fair Value Measurements at December 31, 2012 (1)
	Using Level 2	Total	Using Level 2	Total
Assets:
Available-for-sale securities	$1,191	$1,191	$4,765	$4,765
Total assets	$1,191	$1,191	$4,765	$4,765

Liabilities:
Derivative liability	$114,658	$114,658	$29,000	$29,000
Total liabilities	$114,658	$114,658	$29,000	$29,000

(1)   The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of September 30, 2013 and December 31, 2012.

The Company’s investments in available-for-sale securities are classified within Level 2 of the fair value hierarchy. The equity interests in companies for which there is no liquid public market are valued using quoted market prices for identical or similar instruments in markets that are not active. The determined values are generally discounted to account for the illiquid nature of the investment and minority ownership positions. The value of our equity interests in public companies for which market quotations are readily available are based on quoted market prices for similar instruments in an active market. These securities are generally thinly traded and have certain restrictions on resale. The Company utilizes the market approach in determining the fair value of these securities.

The Company’s derivative liabilities is classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, conversion price of the convertible debt and expected volatility, which is based on historical volatility. The Black-Scholes model employs the market approach in determining fair value.

5. Fixed Assets

In the process of refinancing the mortgage on the corporate headquarters, the Company had a third party valuation of the property. As a result of the valuation, management determined that there was a decrease in the fair value of the property which was considered to be other than temporary. Therefore, the Company recorded impairment of $450,000 during the second quarter of 2013. This impairment expense is included as a component of impairment loss in the consolidated statements of operations for the nine months ended September 30, 2013.

6. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2013	December 31, 2012
Accrued salaries and related expenses	$248,136	$178,030
Property taxes payable	219,686	163,279
Board of Director fees payable	49,500	49,500
Accrued interest	40,749	43,265
Other	12,303	16,197
Total	$570,374	$450,271

7. Debt

On August 15, 2013, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which it sold to Asher an 8% convertible note in the aggregate principal amount of $78,500, convertible into shares of the Company’s common stock upon the terms and subject to the limitations and conditions set forth in the convertible note. The variable conversion price of the debt created a derivative instrument. The Company recorded the derivative liability of $79,418, which was offset by a debt discount of $78,500 and fair value loss on derivative of $918. The derivative liability is adjusted to fair value at each reporting period with gains or losses recognized as a component of other (income) loss in the statements of comprehensive income. The debt discount is being amortized using the straight-line method over the life of the debt of 8.5 months.

On August 21, 2013, the Company entered into a revolving credit and security agreement with JJJ Family LLLP (“JJJ Family”) pursuant to which it can borrow up to $400,000 from JJJ Family. In connection with this transaction, we issued a revolving promissory note to JJJ Family in the principal amount of $400,000. Borrowings under the credit facility will be used for general corporate purposes.

As additional consideration for this credit facility, the Company also entered into a warrant agreement with JJJ Family to allow them to purchase up to 400,000 shares of our common stock at an exercise price of $0.14 per share. These warrants become exercisable beginning six months after the issuance date and ending five years from that date. The exercise price is subject to certain conditions and adjustments that make the exercise price variable. This variability in the exercise price of the warrants created a derivative instrument. The Company recorded a derivative liability in the amount of $43,000 with an offset to debt discount. The derivative liability is adjusted to fair value at each reporting period with gains or losses recognized as a component of other (income) loss in the statements of comprehensive income. The debt discount is being amortized using the straight-line method over the life of the debt of 12 months.

The Company also agreed to amend the exercise price of all outstanding options and warrants previously granted to JJJ Family to $0.14 per share. The Company valued the repricing of the options and warrants using the Black-Scholes option pricing model, which resulted in the Company recording additional financing costs of $37,000. These financing costs are included as a component of interest expense during the three and nine months ended September 30, 2013.

8. Other (Income) Expense

Components comprising the balance in other (income) expense from continuing operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss (gain) on sale and impairment of investments	$-	$-	$70,148	$(47,630)
Realized gain on trading securities	-	-	(253,419)	-
Loss on write-down of notes receivable to net realizable value	-	-	593,437	-
Dividend income	-	(70,000)	-	(127,500)
(Gain) on derivative liabilities	(12,842)	-	(35,842)	-
Rental income	(83,878)	(34,643)	(247,436)	(289,803)
Other	(24,945)	(51,763)	(49,221)	(47,177)
Other (income) expense	$(121,665)	$(156,406)	$77,667	$(512,110)

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

The Company sold certain of its operating divisions during the year ended December 31, 2012. See Note 3 for further discussion of the sale of these divisions. Accordingly, the Company has reflected the operations of these divisions as discontinued operations for the three and nine months ended September 30, 2012. As a result, revenue and income (loss) from continuing operations before income taxes shown below for the three and nine months ended September 30, 2012 do not include amounts related to these divisions.

A summary of revenue and other financial information by reportable geographic operating segment is shown below:

	United Kingdom	United States	Total
Long-lived assets as of September 30, 2013	$-	$5,160,580	$5,160,580
Total assets as of September 30, 2013	80	6,479,917	6,479,997
Long-lived assets as of December 31, 2012	-	5,741,461	5,741,461
Total assets as of December 31, 2012	3,064	8,466,278	8,469,342

A summary of revenue and other financial information by reportable line of business segment is shown below:

	For the Three Months Ended September 30, 2013
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$-	$168,420	$-	$168,420
Income (loss) from continuing operations before income taxes	-	18,474	(515,545)	(497,071)

	For the Three Months Ended September 30, 2012
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$-	$190,416	$-	$190,416
Income (loss) from continuing operations before income taxes	-	49,759	(845,578)	(795,819)
Loss from discontinued operations, net of tax(1)	(486,112)	(115,522)	-	(601,634)

	For the Nine Months Ended September 30, 2013
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$-	$414,189	$-	$414,189
Income (loss) from continuing operations before income taxes	-	33,256	(2,446,306)	(2,413,050)

	For the Nine Months Ended September 30, 2012
	Strategic Services	Intelligence & Insights Services	Administrative and Other	Total
Revenue	$-	$417,334	$-	$417,334
Income (loss) from continuing operations before income taxes	-	35,841	(2,871,165)	(2,835,324)
Loss from discontinued operations, net of tax(1)	(4,621,487)	(115,299)	-	(4,736,786)

(1)	The Company recognized a $4,756,898 impairment loss for the strategic services business segment during the nine months ended September 30, 2012.

10. Subsequent Events

In October 2013, the Company entered into an additional securities purchase agreement with Asher pursuant to which it sold to Asher an 8% convertible note in the aggregate principal amount of $42,500, convertible into shares of our common stock upon the terms and subject to the limitations and conditions set forth in the convertible note.

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

Innovaro is The Innovation Solutions Company focused on delivering innovation solutions to our clients through a combination of innovation management software and social media mining as well as information for strategic decision making. We offer a comprehensive set of software to ensure the success of any innovation project, regardless of the size or intent. Our unique combination of our innovation management software platform LaunchPad (an integrated innovation environment), and our trends and foresight services provide any business with the innovation support they need to drive success. Our offices are located in the United States.

We currently have one business segment: Intelligence and Insights Services. We envision the continued evolution of our business to include a second segment: Innovation Software and Services, which is the ongoing development and sale of software products such as the our LaunchPad software platform to support the innovation services business.

Our LaunchPad software platform is designed to be enhanced and complemented by innovation service offerings to clients. We have general release to market of LaunchPad Imagine, LaunchPad Design and LaunchPad Listen. Through LaunchPad we will provide software and associated services to enable our clients to become more efficient by finding new avenues to grow, fighting commoditization, improving return on investment, transforming the organization and removing barriers to innovation.

We deliver business value to our clients via our team of seasoned and experienced professionals capable of unlocking an organization’s capacity by:

•	Identifying and developing new segments and markets;

•	Creating and acting on game-changing strategies;

•	Building an enterprise-wide capability for innovation;

•	Accelerating and improving new product development processes; and

•	Assessing a company’s innovation capability.

Our Intelligence and Insights Services business provides insights about new market opportunities and gives organizations the long-range perspective required for strategy and planning activities. From current market research to predictive intelligence, we help our clients find insights at the intersections affecting their business. Our research identifies and explains key consumer trends, including emerging trends not covered by other sources, and delivers insights about how these trends will shape the future operating environment. In all of our work, our end goal is to focus on what the changing technology landscape will mean to our clients’ business.

Innovaro LaunchPad

Our LaunchPad software product provides an integrated innovation environment which embodies our Leading Edge Innovation Practices to offer a process that is repeatable, reliable and scalable. LaunchPad helps innovation teams by making their jobs better, faster and easier. We introduced LaunchPad Imagine to the market in 2011. We have continued to expand the capabilities of Imagine during 2013 to include a number of new data sources. We introduced LaunchPad Design to provide customers with support in developing and validating business models to continue their innovation journey. We also introduced LaunchPad Listen in 2012 to allow clients to monitor social media and analyze sentiment as key input to their business and to the innovation process. We are continuing to incur costs related to the refinement of LaunchPad Imagine, Design and Listen while proceeding with the design of the next components of LaunchPad Accelerate.

Discontinued Operations

During 2012, we made the strategic decision to divest of our Strategic Services division and a large portion of our Intelligence and Insights services including the Pharmalicensing, Global Licensing, Pharma Transfer and Knowledge Express operating divisions. The sale allowed us to focus our investments on sales and marketing to promote the growth of our software and innovation solutions businesses, which we believe offer significant growth opportunities. Further, we expect the sale will strengthen our balance sheet and help provide us with the financial wherewithal to extend our software capabilities and deliver additional solutions. Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations.

Significant Developments

On January 1, 2013, we acquired 100% ownership of an entity as a result of an assignment and transfer of certain collateral shares held in the entity. We have consolidated this entity as of January 1, 2013. The entity has no operations, or any liabilities, and the only asset held by the entity relates to certain marketable securities, which we classified as trading securities. We sold all of these securities to generate profits during the nine months ended September 30, 2013.

Our Board of Directors approved a reduction to the balance of our note receivable from IP Tech Ex in return for the acceleration of the payments on the note. IP Tech Ex agreed to make a $400,000 payment in May 2013 and a $300,000 in December 2014 in full satisfaction of the note. As a result, we recorded a loss of approximately $489,000 during the first quarter of 2013 related to the write-down of this note to its net realizable value of approximately $700,000. The outstanding balance will accrue interest at 5% per annum.

On August 15, 2013, we entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which we sold to Asher an 8% convertible note in the aggregate principal amount of $78,500, convertible into shares of our common stock upon the terms and subject to the limitations and conditions set forth in the convertible note. In October 2013, we entered into an additional securities purchase agreement with Asher pursuant to which we sold to Asher an 8% convertible note in the aggregate principal amount of $42,500, convertible into shares of our common stock upon the terms and subject to the limitations and conditions set forth in the convertible note.

On August 21, 2013, we entered into a revolving credit and security agreement with JJJ Family LLLP (“JJJ Family”) pursuant to which we can borrow up to $400,000 from the JJJ Family. In connection with this transaction, we issued a revolving promissory note to JJJ Family in the principal amount of $400,000. Borrowings under the credit facility will be used for general corporate purposes. As additional consideration for this credit facility, we also entered into a warrant agreement with JJJ Family to allow them to purchase up to 400,000 shares of our common stock at an exercise price of $0.14 per share. These warrants become exercisable beginning six months after the issuance date and ending five years from that date. The exercise price is subject to certain conditions and adjustments. As additional consideration for extension of the credit facility, we agreed to amend the exercise price of all previously granted options and warrants to $0.14 per share.

Financial Condition

Our total assets were $6.5 million and $8.5 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had $17,000 in cash, $180,000 in accounts receivable, $1.5 million in accounts payable and accrued expenses, and $5.1 million in total debt outstanding. As of December 31, 2012, we had $76,000 in cash, $250,000 in accounts receivable, $1.2 million in accounts payable and accrued expenses, and $5.2 million in total debt outstanding. As of September 30, 2013, we had a working capital deficit of $(3.9) million and an accumulated deficit of $(88.9) million.

Results of Continuing Operations

Revenue

Our revenue is derived from foresight and trend research revenue. Our revenue decreased by $22,000 for the three months ended September 30, 2013 in comparison to the three months ended September 30, 2012. The decreased revenue results from a decrease in the number of custom projects completed in three months ended September 30, 2013. Our revenue decreased by $3,000 for the nine months ended September 30, 2013 in comparison to the nine months ended September 30, 2012.

We expect that our revenue will remain consistent with the first nine months of 2013 for the remainder of 2013.

Direct Costs of Revenue

Direct costs of revenue are comprised of certain salaries and related taxes, commissions, certain outside services and other direct costs related to our intelligence and insights services business. Direct costs of revenue decreased by $43,000 and $195,000 for the three and nine months ended September 30, 2013 in comparison to the three and nine months ended September 30, 2012, respectively, due to a reduction in sales staff and the elimination of the sales manager position.

We expect that our direct costs of revenue will remain consistent with the first nine months of 2013 for the remainder of 2013.

Salaries and Wages

Salaries and wages include non-sales employee and officer salaries and related benefits, including bonuses and stock-based compensation that are not otherwise allocated to direct costs of revenue.  Salaries and wages decreased by $15,000 and $50,000 for the three and nine months ended September 30, 2013 in comparison to the three and nine months ended September 30, 2012, respectively. The decrease is primarily related to a decrease in officer salaries and a decrease in stock compensation expense.

We expect that our salaries and wages will continue to decrease over the 2012 totals due to the resignation of our general counsel.

Professional Fees

Professional fees include accounting fees, legal fees and valuation expenses for our investments. Professional fees decreased by $46,000 and $134,000 for the three and nine months ended September 30, 2013 in comparison to the three and nine months ended September 30, 2012, respectively primarily as a result of a reduction in audit and legal fees due to our limited operations.

We expect that our professional fees will remain consistent with the first nine months of 2013 for the remainder of 2013.

Research and Development

Research and development expense includes outside services and other costs related to the continued development of our LaunchPad software platform, which is designed to enhance and complement our innovation services offerings to clients. Research and development costs decreased by $42,000 and $172,000 for the three and nine months ended September 30, 2013 in comparison to the three and nine months ended September 30, 2012, respectively. The decrease is related to scaling back the amount of resources allocated to the development of LaunchPad.

We expect that our research and development expense will remain consistent with the first nine months of 2013 for the remainder of 2013.

Sales and Marketing

Sales and marketing expense includes advertising, marketing, commissions paid to outside service providers, certain travel and other business development expenses. Sales and marketing expense increased by $29,000 and $15,000 for the three and nine months ended September 30, 2013 in comparison to the three and nine months ended September 30, 2012, respectively, due to our recent marketing push related to our LaunchPad Listen application of the innovation management software .

We expect that our sales and marketing expense will continue to increase over the 2012 totals due to continued market efforts.

General and Administrative

General and administrative expense decreased by $70,000 for the three months ended September 30, 2013 in comparison to the three months ended September 30, 2012. The decrease primarily relates to a $62,000 reduction in outside services and a $7,000 reduction in rent expense. General and administrative expense decreased by $393,000 for the nine months ended September 30, 2013 in comparison to the nine months ended September 30, 2012. The decrease primarily relates to a $282,000 reduction in outside services, a $17,000 reduction in bad debt, a $54,000 reduction in insurance and other employee related costs due to having fewer employees, and a $45,000 reduction in rent and building expenses.

We expect that our general and administrative expense will remain consistent with the first nine months of 2013 for the remainder of 2013.

Depreciation and Amortization

Depreciation and amortization expense decreased by $183,000 and $559,000 for the three and nine months ended September 30, 2013 in comparison to the three and nine months ended September 30, 2012, respectively. Amortization expense decreased by $181,000 and $543,000 for the three and nine months ended September 30, 2013, respectively, as a result of the impairment charges related to our intangible assets that were incurred in 2012. Depreciation expense decreased by $2,000 and $16,000 for the three and nine months ended September 30, 2013, respectively.

We expect that our depreciation and amortization will remain consistent with the first nine months of 2013 for the remainder of 2013.

Impairment Loss

We recorded an impairment loss of $450,000 related to a decrease in the fair value of our corporate headquarters during the nine months ended September 30, 2013.

Other (Income) Expense

Other (income) expense includes rental income, gains and losses related to adjusting our derivative liabilities to fair value, investment gains and losses and other miscellaneous income and expenses. The net other income of $122,000 for the three months ended September 30, 2013 is comprised primarily of a gain on derivative liabilities of $13,000, rental income of $84,000, and miscellaneous income of $25,000. The net other expense of $78,000 for the nine months ended September 30, 2013 is comprised primarily of a loss on write down of a note receivable of $593,000, partially offset by rental income of $247,000, investment net income of $183,000, a gain of $36,000 related to adjusting our derivative liabilities and miscellaneous income of $49,000.

Interest Expense, Net

Interest expense, net increased by $14,000 for the three months ended September 30, 2013 in comparison to the three months ended September 30, 2012. The net interest expense of $115,000 for the three months ended September 30, 2013 is primarily comprised of interest expense on debt of $95,000 and amortization of our debt discount of $25,000, partially offset by interest income on our notes receivable of $5,000. The net interest expense of $101,000 for the three months ended September 30, 2012 is primarily comprised of interest expense on debt and other payables of $39,000 and amortization of our debt discount of $91,000, partially offset by interest income on our notes receivable of $29,000.

Interest expense, net increased by $22,000 for the nine months ended September 30, 2013 in comparison to the nine months ended September 30, 2012. The net interest expense of $338,000 for the nine months ended September 30, 2013 is primarily comprised of interest expense on debt of $288,000 and amortization of our debt discount of $70,000, partially offset by interest income on our notes receivable of $20,000. The net interest expense of $315,000 for the nine months ended September 30, 2012 is primarily comprised of interest expense on debt and other payables of $298,000 and amortization of our debt discount of $99,000, partially offset by interest income on our notes receivable of $81,000.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities of ($713,000) for the nine months ended September 30, 2013 increased $448,000 from ($1,161,000) for the nine months ended September 30, 2012. Total cash flows from operations of ($713,000) in the current period are primarily attributable to:

•	$2.4 million net operating loss;

•	$253,000 realized gain on trading securities;

•	$43,000 decrease in deferred revenue; and

•	$36,000 gain on derivative liabilities.

Partially offset by:

•	$270,000 in non-cash depreciation and amortization;

•	$593,000 in loss on write down of note receivable;

•	$70,000 loss on impairment of investment securities

•	$450,000 loss on impairment of fixed assets

•	$130,000 in non-cash stock-based compensation expense related to vesting options;

•	$71,000 decrease in accounts receivable;

•	$86,000 decrease in prepaid expense and other assets; and

•	$326,000 increase in accounts payable and accrued expenses.

Cash flows from investing activities of $738,000 for the nine months ended September 30, 2013 increased $120,000 from $618,000 for the nine months ended September 30, 2012. Total cash flows from investing activities of $738,000 for the nine months ended September 30, 2013 are primarily attributable to $475,000 in collection of notes receivable and $323,000 in proceeds from sale of securities, partially offset by capital expenditures of $60,000.

Cash flows from financing activities of ($84,000) for the nine months ended September 30, 2013 decreased $(151,000) from $(235,000) the nine months ended September 30, 2012. Total cash flows from financing activities of $(84,000) for the nine months ended September 30, 2013 are related to principal payments on long-term debt of $399,000, partially offset by proceeds from additional debt of $315,000.

Software Development Costs

We are continuing the development of our LaunchPad software, which is designed to enhance and complement our innovation service offerings to clients. As of September 30, 2013, we had invested $2.8 million in this software platform. We expect to incur approximately $70,000 in additional expenditures for the development and refinement of the software platform for the remainder of 2013.

Liquidity

We incurred a net loss of $(2.4) million and $(10.0) million for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. In addition, we have a working capital deficit of $(3.9) million and an accumulated deficit of $(88.9) million as of September 30, 2013. These factors raise doubt about the Company’s ability to continue as a going concern Our primary cash requirements include working capital, research and development expenditures, principal and interest payments on indebtedness, and employee salaries and bonuses. Our primary sources of funds are cash received from collections of notes receivable, customers in connection with operations and, to a lesser extent, proceeds from the sale from time to time of our investments.

We currently intend to fund our liquidity needs, including our software development costs, with existing cash balances, cash generated from operations, collections of our existing receivables and the proceeds for the sales of our investments. Given our cash position, working capital deficit and expected revenues in the near term, we do not expect that we will be able to fund our scheduled debt service payments of $3.2 million and our operating requirements for the next twelve months. We are exploring opportunities for obtaining a credit facility, as well as selling equity securities and certain other assets. In addition, we have the capability to delay all cash intensive activities, including our software development costs, and will look to reduce costs further. However, if such measures prove inadequate, we could face liquidity problems and might be required to reduce or delay planned capital expenditures and other initiatives and sell assets, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient cash from our operations could have a material adverse effect on us.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assessments, estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2013.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Internal Control over Financial Reporting

During the nine months ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2012 have not been remediated. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

Part II. Other Information

ITEM 1. Legal Proceedings

Although we may from time to time be involved in litigation and claims arising out of our operations in the normal course of our business, as of September 30, 2013, we were not a party to any material pending legal proceedings.

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

INNOVARO, INC.
(Registrant)

Date: November 8, 2013	/s/ Asa Lanum
Asa Lanum
Chief Executive Officer

Date: November 8, 2013	/s/ Carole R. Wright
Carole R. Wright, CPA
Chief Financial Officer